Form 10-Q
period 2020-06-30
Churchill Capital Corp III
filed 2020-08-12
CIK 1793229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 12, 2020, 110,000,000 shares of Class A common stock, par value $0.0001 per share, and 27,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CHURCHILL CAPITAL CORP III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP III

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$2,955,367	$34,000
Prepaid expenses	398,322	—
Total Current Assets	3,353,689	34,000

Marketable securities held in Trust Account	1,104,209,313	—
Deferred tax asset	1,337	—
Deferred offering costs	—	284,930
TOTAL ASSETS	$1,107,564,339	$318,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,512,006	$1,450
Accrued offering costs	—	168,930
Income taxes payable	452,305	—
Promissory note – related party	—	125,000
Total Current Liabilities	1,964,311	295,380

Deferred underwriting fee payable	38,500,000	—
Total Liabilities	40,464,311	295,380

Commitments

Common stock subject to possible redemption, 105,858,072 and no shares at redemption value at June 30, 2020 and December 31, 2019, respectively	1,062,100,027	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 4,141,928 and no shares issued and outstanding (excluding 105,858,072 and no shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	414	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 27,500,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 (1)	2,750	2,750
Additional paid-in capital	3,301,789	22,250
Retained earnings/(Accumulated deficit)	1,695,048	(1,450)
Total Stockholders’ Equity	5,000,001	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,107,564,339	$318,930

(1)	Included an aggregate of 2,500,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at December 31, 2019 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP III

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating costs	$1,846,344	$2,061,847
Loss from operations	(1,846,344)	(2,061,847)

Other income:
Interest earned on marketable securities held in Trust Account	2,394,013	4,215,679
Unrealized loss on marketable securities held in Trust Account	(2,237,592)	(6,366)
Other income, net	156,421	4,209,313

(Loss) income before provision for income taxes	(1,689,923)	2,147,466
Benefit (provision) for income taxes	354,883	(450,968)
Net (loss) income	$(1,335,040)	$1,696,498

Weighted average shares outstanding, basic and diluted (1)	31,167,195	30,397,160

Basic and diluted net loss per common share (2)	$(0.04)	$(0.03)

(1)	Excludes an aggregate of 105,858,072 shares subject to possible redemption at June 30, 2020.
(2)	Excludes interest income of $0 and $2,558,125 attributable to shares subject to possible redemption for the three and six months ended June 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP III

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	—	$—	27,500,000	$2,750	$22,250	$(1,450)	$23,550

Sale of 110,000,000 Units, net of underwriting discount and offering expenses	110,000,000	11,000	—	—	1,042,368,980	—	1,042,379,980

Sale of 23,000,000 Private Placement Warrants	—	—	—	—	23,000,000	—	23,000,000

Common stock subject to possible redemption	(105,990,308)	(10,599)	—	—	(1,063,424,462)	—	(1,063,435,061)

Net income	—	—	—	—	—	3,031,538	3,031,538

Balance – March 31, 2020	4,009,692	401	27,500,000	2,750	1,966,768	3,030,088	5,000,007

Change in value of common stock subject to possible redemption	132,236	13	—	—	1,335,021	—	1,335,034

Net loss	—	—	—	—	—	(1,335,040)	(1,335,040)

Balance – June 30, 2020	4,141,928	$414	27,500,000	$2,750	$3,301,789	$1,695,048	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP III

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,696,498
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,215,679)
Unrealized loss on marketable securities held in Trust Account	6,366
Deferred tax benefit	(1,337)
Changes in operating assets and liabilities:
Prepaid expenses	(398,322)
Accrued expenses	1,510,556
Income taxes payable	452,305
Net cash used in operating activities	(949,613)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,100,000,000)
Net cash used in investing activities	(1,100,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	1,081,598,000
Proceeds from sale of Private Placement Warrants	23,000,000
Proceeds from promissory note – related party	209,600
Repayment of promissory note – related party	(334,600)
Payment of offering costs	(602,020)
Net cash provided by financing activities	1,103,870,980

Net Change in Cash	2,921,367
Cash – Beginning of period	34,000
Cash – End of period	$2,955,367

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$1,060,389,960
Change in value of common stock subject to possible redemption	$1,710,067
Deferred underwriting fee payable	$38,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and the proposed acquisition of Polaris Parent Corp., a Delaware corporation (“Parent”), as discussed in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $57,620,020 consisting of $18,402,000 of underwriting fees, $38,500,000 of deferred underwriting fees and $718,020 of other offering costs. As of June 30, 2020, there was $2,955,367 of cash held outside of the Trust Account (as defined below) and available for working capital purposes.

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

JUNE 30, 2020

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 14, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 19, 2020 and February 25, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for year ended December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 50,500,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net (loss) income	$(1,335,040)	$1,696,498
Less: Income attributable to common stock subject to possible redemption	—	(2,558,125)
Adjusted net loss	$(1,335,040)	(861,627)

Weighted average shares outstanding, basic and diluted	31,167,195	30,397,160

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 13, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2020, the Company incurred and paid $150,000 and $229,310 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

See Note 6 below for further information on the Company’s engagement of M. Klein and Company, LLC.

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

On July 12, 2020, the Company issued a $1,500,000 unsecured promissory note (the “Note”) to the Sponsor. The Note is non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination or (ii) the date of liquidation. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the lender’s discretion. The warrants would be identical to the Private Placement Warrants. On July 12, 2020, the Company drew down $1,500,000 under the Note (see Note 9).

See Note 6 below for a description of the Agreement and Plan of Merger the Company entered into on July 12, 2020 and the transactions contemplated thereby.

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

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Merger Agreement and Related Transactions

On July 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Music Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), Music Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company (“Second Merger Sub”), Polaris Parent Corp., a Delaware corporation (“Parent”), and Polaris Investment Holdings, L.P., a Delaware limited partnership (“Holdings”).

Pursuant to the Merger Agreement, First Merger Sub will merge with and into Parent with Parent surviving such merger (the “First Merger”) and (ii) Second Merger Sub will merge with and into Parent with Second Merger Sub surviving such merger (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

The aggregate consideration to be paid to Holdings will be equal to $5,678,000,000 (the “Closing Merger Consideration”) and will be paid in a combination of stock and cash consideration. The cash consideration will be an amount equal to (i) (x) all amounts in the Company’s Trust Account (after reduction for the aggregate amount of payments required to be made in connection with any valid stockholder redemptions), plus (y) the aggregate amount of cash that has been funded to and remains with the Company pursuant to the Subscription Agreements (as defined below) as of immediately prior to the closing (such amounts in clauses (x) and (y), the “Available Closing Acquiror Cash”), minus (ii) the aggregate principal amount of a subsidiary of Parent’s outstanding 8.500% / 9.250% Senior PIK Toggle Notes due 2022 (excluding any accrued and unpaid interest or applicable premium thereunder) (such amount, the “Closing Cash Consideration); provided, that in no event will the Closing Cash Consideration be greater than $1,521,000,000. If the closing occurs when less than all of the Convertible PIPE Investment (as defined below) has been funded to the Company and the Closing Cash Consideration as otherwise determined in accordance with the definition thereof would be less than $1,521,000,000, then (other than in specified circumstances), the Closing Cash Consideration will be increased, notwithstanding such calculation to $1,521,000,000. The remainder of the Closing Merger Consideration will be paid in shares of Class A common stock, par value $0.0001 per share, of the Company in an amount equal to $10.00 per share (the “Closing Share Consideration”).

At the effective time of the First Merger, the shares of Class A common stock of Parent will be cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Closing Share Consideration. At the effective time of the First Merger, the shares of Class B common stock of Parent will be cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate, the Closing Cash Consideration.

In connection with the execution of the Merger Agreement, (a) the Company entered into a common stock subscription agreement (the “PIF Common Subscription Agreement”) with The Public Investment Fund of The Kingdom of Saudi Arabia (the “PIF”) and (b) the Company, Holdings and Parent entered into certain common stock subscription agreements (the “Other Common Subscription Agreements” and, together with the PIF Common Subscription Agreement, the “Common Subscription Agreements”) with certain investment funds (together with the PIF, (the “Common PIPE Investors”) pursuant to which, the Company has agreed to issue and sell to the Common PIPE Investors (x) $1,300,000,000 of Class A Common Stock (the “Common PIPE Shares”) at a purchase price of $10.00 per share and (y) 1/20th of a warrant (the “Common PIPE Warrants”) to purchase one share of Class A Common Stock, with each whole warrant having a strike price of $12.50 per share and a 5-year maturity from the closing of the Transactions (the “Common PIPE Investment”). There is an original issue discount (“OID”) of 1% for subscriptions of equal to or less than $250,000,000 and an OID of 2.5% for subscriptions of more than $250,000,000. The closing of the Common PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the Common PIPE Investment. The Common Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement and (ii) the mutual written agreement of the parties thereto. The counterparties to certain of the Common Subscription Agreements are affiliates of directors of the Company and such Common Subscription Agreements have been approved by the Company’s audit committee and board of directors in accordance with the Company’s related persons transaction policy.

In addition, the Company entered into certain convertible note subscription agreements (the “Convertible Subscription Agreements,” and together with the Common Subscription Agreements, the “Subscription Agreements”) with certain investment funds affiliated with Franklin Advisers, Inc., Magnetar Capital LLC, Oak Hill Advisors LP, and Pacific Investment Management Company LLC (the “Convertible Investors”) pursuant to which the Convertible Investors will provide convertible debt financing in the form of Convertible Senior PIK Toggle Notes (the “Convertible Notes”) to the Company in the aggregate principal amount of $1,300,000,000 (the “Convertible PIPE Investment” and, together with the Common PIPE Investment, the “PIPE Investment”). The Convertible Notes will mature in seven years. The coupon rate of the Convertible Notes is, at the Company’s option, 6% per annum payable semi-annually in arrears in cash or 7% per annum payable semi-annually in arrears in-kind. Holders may convert the Convertible Notes into shares of Class A Common Stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments. The Company may redeem the Convertible Notes after the third anniversary of the issuance of the Convertible Notes, subject to a holder’s prior right to convert, if the trading price of the Class A Common Stock exceeds 130% of the conversion price 20 out of the preceding 30 trading days. There will be customary registration rights with respect to the Class A Common Stock issuable upon conversion of the Convertible Notes. Subject to the condition that the Convertible PIPE Investment is funded in full on the Closing Date, the Convertible Notes will be guaranteed by a subsidiary of Parent. The Convertible Notes are being issued with an OID of 2.5%. The proceeds of the PIPE Investment will be used to fund a portion of the amount necessary to consummate the Transactions, including the repayment of certain specified debt of a subsidiary of Parent. The counterparty to one of the Convertible Subscription Agreements is an affiliate of a director of the Company and such Convertible Subscription Agreement has been approved by the Company’s audit committee and board of directors in accordance with the Company’s related persons transaction policy.

The Company has engaged The Klein Group, LLC, an affiliate of M. Klein and Company, LLC and of Churchill Sponsor III LLC, to act as the Company’s financial advisor in connection with the Mergers. Pursuant to this engagement, the Company will pay The Klein Group, LLC a transaction fee of $15 million and a placement fee of $15.5 million (of which up to $15 million shall be payable in shares of the Company based on $10 per share), which shall be earned upon the closing of the Mergers and such engagement shall be terminated in full at such time. The payment of such fee is conditioned upon the completion of the Mergers. The Klein Group, LLC intends to direct the Company to pay a portion of such fees totaling $8 million to Project Isaiah, a philanthropic entity formed to provide meals in underserved communities in the United States impacted by the COVID-19 crisis of 2020. Michael Klein is the Chairman of Project Isaiah. The engagement of The Klein Group, LLC and the payment of the advisory fee has been approved by the Company’s audit committee and board of directors in accordance with the Company’s related persons transaction policy.

The Transactions will be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020, there were 4,141,928 shares of Class A common stock issued and outstanding, excluding 105,858,072 shares of Class A common stock subject to possible redemption. There were no shares of Class A common stock issued or outstanding at December 31, 2019.

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 27,500,000 shares of Class B common stock issued and outstanding.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•	if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

CHURCHILL CAPITAL CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$1,104,209,313

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

On July 12, 2020, we entered into a Merger Agreement with Parent, pursuant to which we will pay to Holdings an aggregate consideration equal to $5,678,000,000 which will be paid in a combination of stock and cash consideration. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $1,335,040, which consists of operating costs of $1,846,344 and an unrealized loss on marketable securities held in our Trust Account of $2,237,592, offset by interest income on marketable securities held in the Trust Account of $2,394,013 and an income tax benefit of $354,883.

For the six months ended June 30, 2020, we had net income of $1,696,498, which consists of interest income on marketable securities held in the Trust Account of $4,215,679, offset by an unrealized loss on marketable securities held in our Trust Account of $6,366, operating costs of $2,061,847 and a provision for income taxes of $450,968.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $1,104,209,313 (including approximately $4,209,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we did not withdraw any interest earned on the Trust Account.

For the six months June 30, 2020, cash used in operating activities was $949,613. Net income of $1,696,498 was affected by interest earned on marketable securities held in the Trust Account of $4,215,679, an unrealized loss on marketable securities held in our Trust Account of $6,366 and a deferred tax benefit of $1,337. Changes in operating assets and liabilities provided $1,564,539 of cash for operating activities.

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

As of June 30, 2020, we had cash of $2,955,367. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 12, 2020, we issued a $1,500,000 Note to the Sponsor. The Note is non-interest bearing and payable on the earlier of (i) the consummation of a Business Combination or (ii) the date of liquidation. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the lender’s discretion. The warrants would be identical to the Private Placement Warrants. On July 12, 2020, we drew down $1,500,000 under the Note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

 Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

Churchill Capital Corp III

Date: August 12, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

