Form 10-Q
period 2020-09-30
MultiPlan Corp
filed 2020-11-13
CIK 1793229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39228

MULTIPLAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3536151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 12th Floor

New York, NY 10019

(Address of principal executive offices)

(212) 380-7500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Class A common stock, $0.0001 par value per share	MPLN	New York Stock Exchange

Warrants	MPLN.WS	New York Stock Exchange

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

As of November 11, 2020, 667,461,272 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On October 8, 2020, subsequent to the fiscal quarter ended September 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Churchill Capital Corp III., a Delaware corporation that is our predecessor (“Churchill”), consummated the previously announced business combination (“Business Combination”) with Polaris Parent Corp., a Delaware corporation (“Multiplan Parent”), Polaris Investment Holdings, L.P., a Delaware limited partnership (“Holdings”), Music Merger Sub I, Inc., a newly formed Delaware corporation and subsidiary of Churchill (“First Merger Sub”), and Music Merger Sub II LLC, a newly formed Delaware limited liability company and subsidiary of Churchill (“Second Merger Sub”), pursuant to an Agreement and Plan of Merger dated July 12, 2020 (as amended, the “Merger Agreement”), by and among Churchill, MultiPlan Parent, Holdings, First Merger Sub and Second Merger Sub.

Upon the consummation of the Business Combination: (i) First Merger Sub was merged with and into MultiPlan Parent with MultiPlan Parent being the surviving company in the merger (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, MultiPlan Parent was merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of Churchill (the “Second Merger” and, together with the First Merger, the “Mergers” and the Mergers, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

Unless stated otherwise, this Report contains information about Churchill before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Report refer to Churchill before the consummation of the Business Combination and to MultiPlan Corporation after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

1

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$3,189,455	$34,000
Prepaid expenses	297,692	—
Total Current Assets	3,487,147	34,000

Cash equivalents held in Trust Account	1,104,025,998	—
Deferred offering costs	—	284,930
TOTAL ASSETS	$1,107,513,145	$318,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$8,760,496	$1,450
Accrued offering costs	—	168,930
Income taxes payable	310,298	—
Promissory note – related party	—	125,000
Total Current Liabilities	9,070,794	295,380

Convertible promissory note – related party	1,500,000	-
Deferred underwriting fee payable	38,500,000	—
Total Liabilities	49,070,794	295,380

Commitments

Common stock subject to possible redemption, 105,003,860 and no shares at redemption value at September 30, 2020 and December 31, 2019, respectively	1,053,442,348	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 4,996,140 and no shares issued and outstanding (excluding 105,003,860 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	500	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 27,500,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 (1)	2,750	2,750
Additional paid-in capital	11,959,382	22,250
Accumulated deficit	(6,962,629)	(1,450)
Total Stockholders’ Equity	5,000,003	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,107,513,145	$318,930

(1)	Included an aggregate of 2,500,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at December 31, 2019 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Operating costs	$8,615,032	$10,676,879
Loss from operations	(8,615,032)	(10,676,879)

Other income:
Interest earned on cash equivalents held in Trust Account	160,319	4,375,998
Unrealized gain on cash equivalents held in Trust Account	6,366	—
Other income, net	166,685	4,375,998

Loss before provision for income taxes	(8,448,347)	(6,300,881)
Provision for income taxes	(209,330)	(660,298)
Net loss	$(8,657,677)	$(6,961,179)

Weighted average shares outstanding, basic and diluted (1)	31,301,692	30,815,111

Basic and diluted net loss per common share (2)	$(0.28)	$(0.31)

(1)	Excludes an aggregate of 105,003,860 shares subject to possible redemption at September 30, 2020.
(2)	Excludes interest income of $0 and $2,449,217 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

3

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	—	$—	27,500,000	$2,750	$22,250	$(1,450)	$23,550

Sale of 110,000,000 Units, net of underwriting discount and offering expenses	110,000,000	11,000	—	—	1,042,368,980	—	1,042,379,980

Sale of 23,000,000 Private Placement Warrants	—	—	—	—	23,000,000	—	23,000,000

Common stock subject to possible redemption	(105,990,308)	(10,599)	—	—	(1,063,424,462)	—	(1,063,435,061)

Net income	—	—	—	—	—	3,031,538	3,031,538

Balance – March 31, 2020	4,009,692	401	27,500,000	2,750	1,966,768	3,030,088	5,000,007

Change in value of common stock subject to possible redemption	132,236	13	—	—	1,335,021	—	1,335,034

Net loss	—	—	—	—	—	(1,335,040)	(1,335,040)

Balance – June 30, 2020	4,141,928	414	27,500,000	2,750	3,301,789	1,695,048	5,000,001

Change in value of common stock subject to possible redemption	854,212	86	—	—	8,657,593	—	8,657,679

Net loss	—	—	—	—	—	(8,657,677)	(8,657,677)

Balance – September 30, 2020	4,996,140	$500	27,500,000	$2,750	$11,959,382	$(6,962,629)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

4

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(6,961,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash equivalents held in Trust Account	(4,375,998)
Changes in operating assets and liabilities:
Prepaid expenses	(297,692)
Income tax payable	310,298
Accrued expenses	8,759,046
Net cash used in operating activities	(2,565,525)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,100,000,000)
Cash withdrawn for tax payments	350,000
Net cash used in investing activities	(1,099,650,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	1,081,598,000
Proceeds from sale of Private Placement Warrants	23,000,000
Proceeds from convertible promissory note	1,500,000
Proceeds from promissory note – related party	209,600
Repayment of promissory note – related party	(334,600)
Payment of offering costs	(602,020)
Net cash provided by financing activities	1,105,370,980

Net Change in Cash	3,155,455
Cash – Beginning of period	34,000
Cash – End of period	$3,189,455

Supplemental cash flow information:
Cash paid for income taxes	$350,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$1,060,389,960
Change in value of common stock subject to possible redemption	$(6,947,612)
Deferred underwriting fee payable	$38,500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

MultiPlan Corporation, formerly known as Churchill Capital Corp III (formerly known as Butler Acquisition Corp), was incorporated in Delaware on October 30, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On October 8, 2020 (the “Closing Date”), Churchill consummated the previously announced Business Combination. Upon the consummation of the Business Combination: (i) First Merger Sub was merged with and into MultiPlan Parent with MultiPlan Parent being the surviving company in the merger and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, MultiPlan Parent was merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of Churchill.

Holders of 8,693,855 shares of the Company’s Class A common stock sold in its Initial Public Offering (as defined below) properly exercised their right to have such shares redeemed for a full pro rata portion of the Trust Account (as defined below) holding the proceeds from the Company’s Initial Public Offering, calculated as of two business days prior to the consummation of the Business Combination, or approximately $10.03 per share and $87.2 million in the aggregate.

In connection with the consummation of the Business Combination, among other things, and pursuant to the Merger Agreement the Company issued to the former indirect owners of Polaris Parent Corp. an aggregate of 415,700,000 shares of Class A common stock.

In July 2020, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) pursuant to which certain investors agreed to:

(a)	subscribe for (x) 130,000,000 shares of the Company’s Class A common stock at a purchase price of $10.00 per share for an aggregate commitment of $1,300,000,000 and (y) warrants to purchase 6,500,000 shares of the Company’s Class A Common Stock (for each share of the Company’s Class A common stock subscribed, the investor was entitled to receive 1/20th of a warrant to purchase one share of the Company’s Class A common stock, with each whole warrant having a strike price of $12.50 per share and a 5-year maturity from the closing of the Business Combination) (collectively, the “Common PIPE Investment”). The Common PIPE Investment was subject to an original issue discount (payable in additional shares of the Company’s Class A common stock) of 1% for subscriptions of $250,000,000 or less and 2.5% for subscriptions of more than $250,000,000, which resulted in an additional 2,050,000 shares of the Company’s Class A common stock being issued on the Closing Date, and

(b)	buy $1,300,000,000 in aggregate principal amount of 6.00% / 7.00% convertible senior PIK toggle notes due 2027 (the “Convertible Notes”) with an original issue discount of 2.5% (the “Convertible PIPE Investment” and, together with the Common PIPE Investment, the “PIPE Investments”).

At the closing of the Business Combination (the “Closing”), the Company (i) consummated the Common PIPE Investment and issued 132,050,000 shares of its Class A common stock and warrants to purchase 6,500,000 shares of its Class A common Stock for aggregate gross proceeds of $1,300,000,000 and (ii) issued $1,300,000,000 in aggregate principal amount of Convertible Notes for aggregate gross proceeds of $1,267,500,000. In accordance with the terms of the Merger Agreement, on the Closing Date, Polaris Intermediate Corp. entered into a supplemental indenture to the indenture governing the Convertible Notes pursuant to which Polaris Intermediate Corp. agreed to guarantee the Company’s obligations under the Convertible Notes. At the Closing, the entirety of the placement fee owed to The Klein Group, LLC was paid in cash.

After giving effect to the Transactions and the redemption of public shares as described above, there are currently 667,461,269 shares of the Company’s Class A common stock issued and outstanding, excluding the 9,094,876 shares purchased by a subsidiary of MultiPlan in August 2020, which shares are held by the Company as treasury shares.

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s subsidiaries were comprised of First Merger Sub and Second Merger Sub.

All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a business combination, and consummating the Transactions.

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the periodic and other reports, proxy statements and other information filed or furnished by the Company with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on October 9, 2020. The interim results for the three and nine months ended September 30, 2020 do not reflect the effect of the Transactions and are not indicative of the results to be expected for year ended December 31, 2020 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

Prior to the consummation of the Business Combination, the Company was an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Upon consummation of the Business Combination, the Company ceased to be an “emerging growth company.”

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Cash Equivalents Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under Internal Revenue Code section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 50,500,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(8,657,677)	$(6,961,179)
Less: Income attributable to common stock subject to possible redemption	—	(2,449,217)
Adjusted net loss	$(8,657,677)	(9,410,396)
Weighted average shares outstanding, basic and diluted	31,301,692	30,815,111
Basic and diluted net loss per common share	$(0.28)	$(0.31)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 110,000,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 10,000,000 Units, at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 23,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $23,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within 24 months from the closing of the Initial Public Offering, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 6, 2019, the Sponsor purchased 17,250,000 shares of the Company’s Class B common stock for an aggregate price of $25,000. On February 12, 2020, the Company effected a stock dividend of one-third of a share of Class B common stock for each share of Class B common stock outstanding and on February 13, 2020, the Company effected a stock dividend of approximately 0.1957 shares of Class B common stock for each share of Class B common stock outstanding, resulting in 27,500,000 shares of Class B common stock being issued and outstanding (the “Founder Shares”).

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

The Founder Shares automatically converted into Class A common stock upon the consummation of the Business Combination on a one-for-one basis

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 13, 2020 through the earlier of the Company’s consummation of a business combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2020, the Company incurred and paid $150,000 and $379,310 of such fees, respectively. The Company ceased paying these monthly fees upon the closing of the Transactions.

Advisory Fee

The Company engaged The Klein Group, LLC, an affiliate of M. Klein and Company, LLC and of the Sponsor, to act as the Company’s financial advisor in connection with the Business Combination. Pursuant to this engagement, the Company will pay The Klein Group, LLC a transaction fee of $15 million and a placement fee of $15.5 million, which shall be earned upon the closing of the Mergers and such engagement shall be terminated in full at such time. The payment of such fee is conditioned upon the completion of the Mergers. The engagement of The Klein Group, LLC and the payment of the advisory fee has been approved by the Company’s audit committee and board of directors in accordance with the Company’s related persons transaction policy.

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants.

On July 12, 2020, the Company issued a $1,500,000 unsecured promissory note (the “Note”) to the Sponsor. The Note is non-interest bearing and payable on the earlier of (i) the consummation of a business combination or (ii) the date of liquidation. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the lender’s discretion. The warrants would be identical to the Private Placement Warrants. On July 12, 2020, the Company drew down $1,500,000 under the Note and, in connection with the consummation of the Transactions, the Note was converted into 1,500,000 Working Capital Warrants.

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

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $38,500,000 in the aggregate. On February 13, 2020, the underwriters agreed to waive the upfront underwriting discount on 17,990,000 Units, resulting in a reduction of the upfront underwriting discount of $3,598,000. The deferred fee was paid in cash upon the closing of the Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 4,996,140 shares of Class A common stock issued and outstanding, excluding 105,003,860 shares of Class A common stock subject to possible redemption. There were no shares of Class A common stock issued or outstanding at December 31, 2019.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 27,500,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a business combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis.

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

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a “cashless basis,” and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a business combination within 24 months from the closing of the Initial Public Offering and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

MULTIPLAN CORPORATION

(successor to Churchill Capital Corp III)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Cash equivalents held in Trust Account	1	$1,104,025,998

On October 8, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses (see Note 1).

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date of issuance of these financial statements.

Business Combination

As described in Note 1, the Company completed the Transactions on October 8, 2020. The Transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP.

Additionally, the compensation committee of the Company’s board of directors approved a transaction bonus pool (in an aggregate amount of up to $20 million) that will be paid to employees, including executive officers, contingent on and after consummation of the Transactions, in recognition of their efforts in connection with the completion of the Transactions. As a result, the Company will record an expense of approximately $20 million related to the transaction bonuses during the fourth quarter of 2020.

The consummation of the Mergers constituted a definitive liquidity event under the agreements governing the Holdings unit awards (the “Holdings Units”) and as a result all unvested Holdings Units vested on October 7, 2020. Therefore, the Company will record expense of $106.2 million related to the accelerated vesting during the fourth quarter of 2020. The Company recorded these awards within shareholders’ equity as an equity contribution from Holdings based on the fair value of the outstanding Holdings Units at each reporting period. The settlement of these awards was made in a combination of cash and shares of Churchill’s Class A common stock and was included in the aggregate consideration paid to Polaris Parent Corp.’s owners.

Debt Refinancing

On October 29, 2020, MPH Acquisition Holdings LLC, a wholly owned subsidiary of the Company, issued and sold $1.3 billion in aggregate principal amount of 5.750% Senior Notes due 2028 (the “5.750% Notes”), under an Indenture dated as of October 29, 2020, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee. MPH Acquisition Holdings LLC also entered into an amendment to increase the commitments under its senior secured revolving credit facility from $100.0 million to $450.0 million, and the revolving credit facility will require MPH Acquisition Holdings LLC to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. The Company used the net proceeds from the 5.750% Notes, together with $715.0 million of cash on hand, (i) to redeem, satisfy and discharge all of MPH Acquisition Holdings LLC’s 7.125% Senior Notes due 2024 and repay $369.0 million of indebtedness under MPH Acquisition Holdings LLC’s senior secured term loan facility and (ii) to pay fees and expenses in connection therewith.

Acquisition of HSTechnology Solutions, Inc.

On November 9, 2020, MultiPlan Corporation acquired 100 percent of HSTechnology Solutions, Inc. (“HST”) for $140 million in cash. The acquisition will be accounted for as a business combination in accordance with ASC 805. Due to the timing of the acquisition, our initial accounting for the HST acquisition is incomplete. In connection with this acquisition, we incurred approximately $4.3 million of transaction costs.

HST is a leading reference-based pricing growth company that uses sophisticated data analytics and tools to engage members and providers on the front and back end of healthcare. The acquisition increases the value that MultiPlan Corporation offers to healthcare payors by adding complementary services to help them better manage cost, enhances MultiPlan Corporation’s analytics products and services and further extends the company into adjacent customer segments such as TPAs and Regional Health Plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a variety of risks and uncertainties, including those discussed under “Risk Factors” in Part II, Item 1A of this Report. We undertake no obligation to update or revise any forward-looking statement.

Overview

We are a former blank check company incorporated on October 30, 2020 under the name Churchill Capital Corp III (formerly known as Butler Acquisition Corp). as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on February 19, 2020 and completed the Business Combination (as defined below) on October 8, 2020.

Recent Developments

On October 8, 2020, the Company consummated the previously announced business combination with MultiPlan Parent, Holdings, First Merger Sub and Second Merger Sub pursuant to the Merger Agreement.

Upon the consummation of the Business Combination: (i) First Merger Sub was merged with and into MultiPlan Parent with MultiPlan Parent being the surviving company in the merger and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, MultiPlan Parent was merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company. In connection with the closing of the Business Combination, the Company changed its name from “Churchill Capital Corp III” to “Multiplan Corporation.”

Results of Operations

Our only activities through September 30, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering, identifying a target company for an initial business combination and consummating the Transactions. We generated non-operating income in the form of interest income on cash equivalents held in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing the Business Combination.

For the three months ended September 30, 2020, we had a net loss of $8,657,677, which consists of operating costs of $8,615,032 and an income tax provision of $209,330, offset by interest income on cash equivalents held in the Trust Account of $160,319 and an unrealized gain on cash equivalents held in our Trust Account of $6,366.

For the nine months ended September 30, 2020, we had a net loss of $6,961,179, which consists of operating costs of $10,676,879 and an income tax provision of $660,298, offset by interest income on cash equivalents held in the Trust Account of $4,375,998.

Liquidity and Capital Resources

As of September 30, 2020, we had cash equivalents held in the Trust Account of $1,104,025,998 (including approximately $4,026,000 of interest income and unrealized gains) consisting of money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $350,000 of interest earned on the Trust Account to pay our income taxes.

For the nine months September 30, 2020, cash equivalents used in operating activities was $2,565,525. Net loss of $6,961,179 was affected by interest earned on cash held in the Trust Account of $4,375,998. Changes in operating assets and liabilities provided $8,771,652 of cash for operating activities.

We used substantially all of the funds held in the Trust Account to complete the Business Combination. Funds held in the Trust Account were also used to fund the redemption of 8,693,855 shares of common stock.

As of September 30, 2020, we had cash of $3,189,455 held outside the Trust Account. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

In addition, we agreed to pay the underwriters a deferred fee of $38,500,000 in the aggregate. On February 13, 2020, underwriters agreed to waive the upfront underwriting discount on 17,990,000 Units, resulting in a reduction of the upfront underwriting discount of $3,598,000. The deferred fee was paid in cash upon the closing of the Business Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Notwithstanding the foregoing, we note that MultiPlan Parent had identified two material weaknesses in its internal control over financial reporting prior to the consummation of the Business Combination. See the risk factor titled “We have identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.” under “Risk Factors” in Part II, Item 1A of this Report for additional information regarding our controls and procedures.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2020, five actions (collectively, the “Stockholder Actions”), including two putative class actions, had been filed in federal courts in New York and Delaware by purported Churchill stockholders in connection with the Business Combination: Hutchings v. Churchill Capital Corp III, et al., No. 1:20- cv- 06318 (S.D.N.Y.) (the “Hutchings Complaint”); Kent v. Churchill Capital Corp III, et al., No. 1:20-cv-01068 (D. Del.) (the “Kent Complaint”); Feges v. Churchill Capital Corp III, et al., No. 1:20-cv-06627 (S.D.N.Y.) (the “Feges Complaint”); Noor v. Churchill Capital Corp III, et al., No. 1:20-cv-06686 (S.D.N.Y.) (the “Noor Complaint”); and Greenman v. Churchill Capital Corp III, et al., No. 1:20-cv-07466 (S.D.N.Y.) (the “Greenman Complaint”). On September 11, 2020, October 5, 2020, October 8, 2020, October 19, 2020 and November 2, 2020, the plaintiffs in the Noor, Greenman, Kent, Hutchings and Feges actions, respectively, voluntarily dismissed their complaints. Each of the complaints in the Stockholder Actions named the Company and the members of the Company’s board of directors as defendants. The Stockholder Actions generally alleged, among other things, that our proxy statement relating to the Transactions was false and misleading and/or omitted material information concerning the transactions contemplated by the Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder. The Hutchings Complaint and the Greenman Complaint also alleged breach of fiduciary duty claims against the Company’s board of directors in connection with the Transactions. The Stockholder Actions generally sought, among other things, injunctive relief and an award of attorneys’ fees and expenses.

Item 1A. Risk Factors.

The following risk factors relate to the Company after the consummation of the Business Combination.

Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Report, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the anticipated benefits of the Transactions, and may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Report. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition.

For purposes of this “Risk Factors” section, the following terms have the meanings specified below:

“5.750% Notes” means the $1,300,000,000 in aggregate principal amount of 5.750% Senior Notes due 2028 issued by MPH.

“MPH” means MPH Acquisition Holdings LLC, a subsidiary of the Company.

“senior secured credit facilities” means MPH’s senior secured credit facilities which consist of (a) a $2,341.0 million term loan facility maturing on June 7, 2023 and (b) a $450.0 million revolving credit facility maturing on June 7, 2023, in each case after giving effect to the Refinancing.

“Refinancing” means (a) the consummation of the 5.750% Notes offering by MPH and the increase of the revolving credit facility under the senior secured credit facilities from $100.0 million to $450.0 million and (b) the repayment of all outstanding the 7.125% Senior Notes due 2024 issued by MPH and $369.0 million of indebtedness under MPH’s term loan facility with the net proceeds of the 5.750% Notes offering, together with cash on hand.

Risks Related to Our Business and Operations

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

In December 2019, a novel strain of coronavirus surfaced and has spread to many countries. The resulting disease, COVID-19, has been characterized as a pandemic by the World Health Organization. The global outbreak of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread and severity of the COVID-19 pandemic; the duration and severity of the pandemic; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat SARS-CoV-2, the virus that causes COVID-19; the impact of the pandemic on economic activity; the extent and duration of the effect on healthcare demand and treatment patterns; and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. For example, there has been a decrease in patient visits to hospitals and providers due to risk and fear of exposure to COVID-19, as well as decreases in, or temporary moratoriums on, elective procedures, which may be reimposed in the future. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs, all of which are highly uncertain and cannot be predicted.

As the COVID-19 pandemic and any associated protective or preventative measures continue to spread in the United States and around the world, we may experience disruptions to our business. Risks and uncertainties presented by the ongoing effects of the COVID-19 pandemic include the following:

• impact of the COVID-19 pandemic on our results and financial position due to the significant uncertainty in relation to the duration and challenges that the ongoing pandemic may have on the healthcare industry and us at this time, including increases in unemployment and reductions in participants covered by our customers’ plans and related services;

• effects of new laws on our business;

• loss of our customers, particularly our largest customers;

• decreases in our existing market share or the size of our preferred provider organization (“PPO”) networks;

• effects of competition;

• effects of pricing pressure;

• the inability of our customers to pay for our services;

• decreases in discounts from providers;

• the loss of our existing relationships with providers;

• the loss of key members of our management team;

• changes in our regulatory environment, including healthcare law and regulations;

• the inability to implement information systems or expand our workforce;

• changes in our industry;

• providers’ increasing resistance to application of certain healthcare cost management techniques;

• pressure to limit access to preferred provider networks;

• heightened enforcement activity by government agencies;

• the possibility that regulatory authorities may assert we engage in unlawful fee splitting or corporate practice of medicine;

• interruptions or security breaches of our information technology systems;

• the expansion of privacy and security laws;

• our inability to expand our network infrastructure;

• our ability to protect proprietary applications;

• our ability to identify, complete and successfully integrate future acquisitions; and

• our ability to pay interest and principal on our notes and other indebtedness.

These and other disruptions related to the COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations. In addition, the COVID-19 pandemic may exacerbate the other risks described in this “— Risks Related to Our Business and Operations” section.

Our success is dependent on retaining, and the success of, our customers as we depend on a core group of customers for a significant portion of our revenues.

If significant customers terminate or do not renew or extend their contracts with us, our business, financial condition and results of operations could be adversely affected. Our customer contracts generally permit our customers to terminate with relatively short notice, including without cause. Many organizations in the insurance industry are consolidating, which could also result in the loss of one or more of our significant customers. To the extent that these consolidation trends do not cause the loss of customers, we could nevertheless encounter greater customer concentration as our customers become parts of larger organizations. In addition, we could lose significant customers due to competitive pricing pressures or other reasons. Any of the foregoing factors could also result in us receiving a lower ranking in our customer’s claims matching process, which would reduce the number of claims we match and as a result would reduce our revenues. Due to the substantial fixed costs in our business, the loss of a significant customer or receiving a lower ranking in our customers’ claims matching process could cause a material decline in our profitability and operating performance.

Our success is also dependent on our customers’ ability to attract individuals to join their health plans. Many individuals receive their coverage through their employer, and thus employers play a large role in selecting which health plan their employees use. Our customers may also lose members due to competition or if businesses reduce headcount and thus the number of employees who receive health insurance. In addition, our customers may reduce the scope of the health coverage they provide, which may then result in us matching fewer claims. If our customers suffer a decline in the number of members of their health plans or reduce the scope of the insurance coverage they provide, fees from the number of claims we match and the amount of per employee per month (“PEPM”) fees we receive may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, the majority of our contracts contain payment terms that are based on a percentage of savings to the customer or on the number of covered employees and most contain no minimum requirements for the amount of claims that the customer must process through us. As a result, the termination of customer contracts, the material reduction by our customers of claims processed through us or our inability to generate significant savings with respect to customer claims would adversely affect our business, financial condition and results of operations.

The loss of any one of our largest customers could cause our business to suffer. Our two largest customers accounted for approximately 35% and 20%, respectively, of our revenues for the year ended December 31, 2019. If we lose any one of our largest customers, one of our largest customers reduces its use of our services, or if any one of our largest customers negotiates less favorable terms with us, then we will lose revenue, which would materially adversely affect our business, financial condition and results of operations. In addition, our contracts with these two largest customers are terminable without cause on relatively short notice. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

If we are unable to preserve or increase our market share or maintain our PPO networks, our results may be adversely affected.

Our business strategy and future success in marketing our services depends in large part on our ability to capture market share as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings, including by in-sourcing or expanding their in-sourcing of such services. Our customers may further disaggregate the services we provide for them generally or in certain geographical areas, such as individual states, and in doing so create more competitive pricing conditions for such services. Moreover, some of our customers have acquired or may acquire our competitors. If the demand for our services declines or does not increase, our business may be materially and adversely affected.

The market for our services is fragmented and competitive and may adversely impact our competitive position in the market.

We face competition from health maintenance organizations (“HMOs”), other independent PPOs, insurance companies and other managed healthcare companies and providers of non-network repricing services such as fee negotiation. In addition, some of our competitors have introduced enhanced PPO network products that increase the proportion of contracted in-network provider utilization as compared to out-of-network utilization. These products compromise the market position of our traditional out-of-network lines of business by reducing out-of-network utilization.

Our customers often select PPO providers by specific geography based upon the magnitude of the discount provided or the breadth of the network. Although we are one of the largest independent PPO network providers, regional and local PPO network providers may have deeper discounts or broader networks within their particular region. Our customers may select regional competitors in specific geographies based upon potential deeper discounts and broader networks. Accordingly, we cannot assure you that we will continue to maintain our existing customers or our ranking in their claims matching process. We also cannot assure you that we will be successful in any new markets that we may enter.

Our failure to do any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

If competition or pricing pressures increase, our growth and profits may decline.

Consolidation among our customers may lead to increased pricing pressures. Pricing is highly competitive across all of our lines of service. PPOs compete on the basis of many factors, including the quality of healthcare services, the breadth of provider networks, the discounts afforded by the provider contracts and the efficiency of the administration of claims. However, we expect that price will continue to be a significant competitive factor. Our customer contracts are subject to negotiation and renegotiation as customers seek to contain their costs, and they may elect to reduce benefits in order to constrain cost increases. Alternatively, customers may purchase different types of products that are less profitable to us or move to competitors to obtain more favorable pricing. Industry consolidation may make it more difficult for us to attract and retain customers and healthcare providers on advantageous terms. In addition, many of our current and potential competitors have greater financial and marketing resources than us and continued consolidation in the industry will likely increase the number of competitors that have greater resources than us. If we do not compete effectively in our markets, our business, financial condition and results of operations may be materially and adversely affected.

The inability of our customers to pay for our services could decrease our revenue.

Our health insurance payor customers may be required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, the financial stability of our payor customers may be adversely affected by physician groups or associations within their organizations that become subject to costly litigation or become insolvent. Our ability to collect fees for our services may become impaired if our payor customers are unable to pay for our services because they need to maintain cash reserves, if they fail to maintain required balance sheet ratios or if they become insolvent. The potential financial instability of our customers in the future could adversely affect our revenues and cash flows.

Our PPO networks may experience decreases in discounts from providers, thereby adversely affecting our competitive position and revenue.

Our PPO networks receive discounts from healthcare providers (such as acute care hospitals, practitioners and ancillary facilities) who participate in such networks. These discounts could be reduced by the healthcare providers’ desire to increase their net level of reimbursement or to offset reductions, or lack of adequate increases, in reimbursement from payors or from our PPO competitors, any of whom may have greater market penetration and/or the ability to direct more patients to such providers. Any such reductions may reduce our revenues and make our network less attractive to our customers.

We depend on our providers to maintain the profitability of our business and expand our operations.

The healthcare providers that constitute our network are integral to our operations. Our growth depends on our ability to retain our existing providers and to attract additional providers to our network. Typical contracts with our providers have a one-year term, renewable automatically for successive one-year terms (although most such contracts permit early termination without penalty and with short notice periods). These contracts are also subject to negotiation and revisions with respect to the level and amount of price concessions for medical services. Our revenues are based on a percentage of the price concessions from these providers that apply to claims of our payor customers. In addition, our ability to contract at competitive rates with our PPO providers will affect the attractiveness and profitability of our products. Increasing consolidation in the provider sector also may make it more difficult for us to contract at competitive rates and could affect the profitability of our products.

The termination of a significant number of contracts with our high volume providers, the inability to replace such contracts, or the negotiation of contracts with lower discounts resulting in reduced price concessions would reduce the number and value of claims we are able to match and the attractiveness of our network to our customers, each of which could have a material adverse effect on our business, financial condition and results of operations.

If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, we may not be able to support our operations.

The completion and execution of our strategies depend on the continued service and performance of our senior management team. If we lose key members of our senior management team, we may not be able to effectively manage our current and future operations.

In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across all of our product lines. There is a limited pool of employees who have the requisite skills, training and education. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in healthcare and insurance industries. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees.

Competition for professionals across our business can be intense, as other companies seek to enhance their positions in the markets we serve. In addition, competition for experienced talent in our faster growing geographic areas, such as Illinois, New York and Texas, continues to intensify, requiring us to increase our focus on attracting and developing highly skilled employees in our most strategically important locations in those areas.

Future organizational changes, including the implementation of our cost savings initiatives, could also cause our employee attrition rate to increase. If we are unable to continue to identify or be successful in attracting, motivating and retaining appropriately qualified personnel, our business, financial condition and results of operations would be adversely affected.

If we are unable to implement our operational and financial information systems or expand, train, manage and motivate our workforce, our business may be adversely affected.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our information systems and other resources and further expansion of our operations will require substantial financial resources. Our growth strategies include the evaluation of opportunities in new geographic markets as well as in adjacent and new market verticals. Any expansions into such markets could significantly increase the demands placed on our operational and financial information systems and our workforce. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business.

We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing health care law and regulatory interpretations on a state or federal level may adversely affect us.

The healthcare industry is subject to extensive and evolving federal, state and local regulations, including among other things, laws and regulations relating to:

•	health benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”);

•	privacy and security of patient information, including the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), and regulations promulgated thereunder, which we collectively refer to as “HIPAA”;

•	the conduct of operations, including fraud and abuse, anti-kickback, patient inducement and false claims prohibitions;

•	the operation of provider networks, including transparency, access, licensing, certification and credentialing requirements;

•	the methods of payment of out of network claims, including “surprise” billing;

•	health information technology;

•	breach of duty, the corporate practice of medicine and fee-splitting prohibitions;

•	laws and regulations relating to business corporations in general;

•	additional restrictions relating to our ability to utilize the claims data we collect from providers; and

•	payors subject to the requirements for health reform under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”).

As a provider of network management services to our customers and as a contractor and/or subcontractor with federal and state governments, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels with respect to the above laws. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws from time to time, including in private litigation. Statutory changes to, or changes in the interpretation or enforcement of, the laws and regulations described above may significantly impact or restrict our ability to carry on our business as currently conducted and may have a material adverse impact on our business, financial condition and results of operations. These risks may be exacerbated by our expansion into new geographic markets and, in particular, by any expansion into international markets.

Changes in the healthcare industry could adversely affect us.

Our business is dependent on a variety of factors, including our ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the services we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of payors were to seek price concessions directly from providers. In addition, substantial changes in the health care industry, such as the adoption of regulations unfavorable to us or our relationships with payors and providers, including regulations aimed at addressing “surprise” billing (medical bills that arise when an insured patient receives care from an out-of-network provider resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single payor healthcare system in the United States or changes caused by, or that result from, the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation.

Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost management techniques, which may increase our costs or decrease revenues from our cost management operations.

Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers has challenged insurers’ claims adjudication and reimbursement decisions, and healthcare cost management providers are sometimes made party to such suits or involved in related litigation. We and our subsidiaries have and may, in the future, become involved in such litigation.

New federal and state laws and regulations or other changes that adversely impact healthcare providers or insurers could lead to increased litigation risk to us and other cost management providers and insurers. In addition, many healthcare providers and insurers have greater financial resources than us and other healthcare cost management providers have and may be more willing to engage in, and devote resources to, litigation as a result. In addition, certain of the agreements we enter into include indemnification provisions which may subject us to costs and damages in the event of a claim against an indemnified third party. We maintain insurance coverage for certain types of claims; however, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

If lawsuits of this type proliferate, they could materially adversely affect our results. In addition, lawsuits of this type may affect insurers’ use of our cost management services.

Pressure from healthcare providers, and/or changes in state laws, regarding access to preferred provider networks may adversely affect our profitability and ability to expand our operations.

A number of healthcare providers have historically sought and in the future may seek to limit access to their contractually negotiated network discounts by, for example, limiting either the type of payor or the type of benefit plan that may access a contractual network discount. In addition, some states have proposed legislation designed to regulate the secondary PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. For example, certain states have proposed or implemented laws limiting access to provider networks by requiring that the applicable network be identified on a member’s identification card in order for the network discount to apply. Although many of our network offerings are branded, such that members carry identification cards branded with our network logo, we also operate a non-logo business. Where enacted, such laws may adversely affect our non-logo business by limiting our ability to continue this business in existing markets or to expand it into new markets.

Heightened enforcement activity by federal and state agencies may increase our potential exposure to damaging lawsuits, investigations and other enforcement actions.

In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such investigation or action could force us to expend considerable resources to respond to or defend against such investigation or action and could adversely affect our reputation or profitability.

By way of example, the Affordable Care Act allocated an additional $350.0 million of fraud enforcement funding over 10 fiscal years, starting in fiscal year 2011 and increased the penalties applied under the Federal Sentencing Guidelines for federal health care offenses that affect a governmental program. The fraud enforcement would apply to us to the extent we are deemed a government contractor for a federal health care program.

A number of laws bear on our relationships with physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. Judicial and regulatory interpretation or other guidance regarding the application of these types of laws to businesses such as ours is limited. These laws regarding fee-splitting and the corporate practice of medicine could also be invoked by litigants in a breach of contract dispute against us or in an action to find our contracts to be legally invalid or unenforceable. In addition, patients may seek to hold us responsible for third parties’ recommendations regarding the appropriateness of providers’ medical treatment plans for patients. We could be subject to claims or investigations under certain state laws were such laws interpreted to apply to our provision of such recommendations.

We can provide no assurance that state regulators will not take the position that our current and planned activities and the conduct of our business constitute illegal fee-splitting, the unlawful practice of medicine or a breach of any legal duty. Moreover, we can provide no assurance that future interpretations or applications of these laws will not require us to make material changes to our operations or business, including with respect to our existing contractual arrangements with providers and payors. If regulatory authorities assert or determine that we have violated any of these laws, we could be subject to significant penalties and/or restructuring requirements that could have a material adverse impact on our business, financial condition and results of operations.

We may be unable to achieve some or all of the strategic, operational, growth and other benefits that we expect to realize through our Short-Term Execution Plan. Executing the various aspects of our Short-Term Execution Plan may take longer than expected and require greater resources than we anticipate.

In support of our growth strategy, we have developed a short-term execution plan (the “Short-Term Execution Plan”), which includes initiatives across sales and marketing, product development and mergers and acquisitions, and efficiency measures to help self-fund some of the necessary investments to support these initiatives.

We cannot assure you that we will be able to successfully execute such Short-Term Execution Plan in the short term, or at all, or realize the expected benefits of such Plan. A variety of risks could cause us not to execute such Plan or realize some or all of the expected benefits therefrom. These risks include, among others: higher than expected implementation expenses; delays in the anticipated timing of activities related to such initiatives, in particular with respect to the development and deployment of additional sales and marketing professionals and achievement of certain technology-related product development goals, which will require significant external resources; failure to realize estimated savings from our efficiency measures or, if realized, an inability to sustain such cost savings over time; and the risks and uncertainties inherent in pursuing acquisitions as a portion of our growth strategy in light of our limited acquisition and integration experience. Our ability to successfully manage the organizational changes that we expect to result from the implementation of our Short-Term Execution Plan is important for our future business success. In particular, our reputation and results of operations could be harmed if employee morale, engagement or productivity decline as a result of organizational or other changes we effect as part of our implementation efforts.

Moreover, our implementation of these initiatives may disrupt our operations and performance, and distract management from day-to-day operations and other on-going initiatives, including initiatives relating to becoming a public company, and challenges, such as those presented by the COVID-19 pandemic. In addition, the estimated cost savings from our efficiency initiatives are based on assumptions that may prove to be inaccurate and, as a result, we cannot assure you that our efficiency measures will help offset the costs we expect to incur in connection with the implementation of our Short-Term Execution Plan. As a result, we may incur significant upfront expenses in connection with our Short-Term Execution Plan which may adversely impact our results of operations. Some of these expenses, such as the implementation of certain technology-related initiatives, may increase our fixed overhead costs for the foreseeable future and we may be unable to reduce these costs if such initiatives do not progress according to plan.

If, for any reason, the benefits we realize are less than our estimates, or our improvement initiatives adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.

We may not successfully enter new lines of business and broaden the scope of our services.

We have entered into new lines of business that are adjacent to our existing lines of business and have broadened the scope of our services, such as the expansion of our Payment Integrity Solutions services, and may in the future enter into non-adjacent lines of business. We may not achieve our expected growth if we do not successfully enter these new lines of business and broaden the scope of our services. Entering new lines of business and broadening the scope of our services may require significant upfront and ongoing expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering new lines of business and broadening the scope of our services may have material adverse effects on our business, financial condition and results of operations.

We depend on uninterrupted computer access for our customers and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative service providers.

Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Our success is dependent on our ability to deliver high-quality and uninterrupted access for our customers to our computer system, requiring us to protect our computer equipment, software and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other technological problems could impair our ability to provide certain services. A system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. In addition, due to the highly automated environment in which we operate our computer systems, any undetected error in the operation of our business processes or computer software may cause us to lose revenues or subject us to liabilities for third party claims. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

Our use and disclosure of individually identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.

State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of individually identifiable information, including protected health information, or PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our clients, and the business associates with whom such entities contract for services, including us. HIPAA requires both covered entities and business associates to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical and technical safeguards to protect PHI. Our clients that are covered entities are mandated by HIPAA to enter into written agreements with us — known as business associate agreements — that require us to safeguard PHI in accordance with HIPAA. As a business associate, we are also directly liable for compliance with HIPAA.

Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

HIPAA further requires covered entities to notify affected individuals without unreasonable delay and in no case later than 60 calendar days after discovery of the breach if their unsecured PHI is subject to an unauthorized access, use or disclosure, though state laws and our contracts may require shorter breach notification timelines. HIPAA imposes a similar requirement on business associates to notify their covered entity clients. If a breach affects 500 patients or more, it must be reported to the United States Department of Health and Human Services (“HHS”) and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually.

We maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations; however, our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches. In addition, we may not be able to prevent incidents of inappropriate use or unauthorized access to PHI by our employees or contractors. Any such breaches could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.

In addition to HIPAA, we must comply with state laws that are not preempted by HIPAA, including those that are more stringent than HIPAA requirements.

Numerous other state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information, medical records and personal data, and breaches of such information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The Federal Trade Commission, or FTC, and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. As with HIPAA, these laws may apply directly to our business or indirectly by contract when we provide services to other companies. We are currently evaluating potential growth opportunities, including opportunities that involve the processing and analysis of third-party data which may include PHI or other protected personal information, which could increase our compliance obligations and may subject us to state, foreign, federal or other laws that we are not currently subject. In the event that we are found out of compliance with applicable state, federal and foreign laws and regulations, we could potentially be subject to civil or criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Computer systems like ours could suffer security and privacy breaches that could negatively impact our business and reputation, harm both us and our customers and create liability.

We currently operate servers and maintain connectivity from multiple facilities. Despite our implementation of standard network security measures, our infrastructure may be vulnerable to computer viruses, physical break-ins, attacks by hackers and similar disruptive problems caused by customers or other users. Computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. In addition, our safeguards may not prevent incidents of inappropriate and/or unauthorized access to protected health information or other personal data by our employees or contractors. Such physical breaches and incidents may result in unauthorized use, disclosure, modification or deletion of protected health or other personally identifiable information that is transmitted or stored over our networks.

A security or privacy breach may:

•	expose us to liability under federal and state laws related to the privacy and security of health information, including liability to the individuals that are the subject of the information and/or the parties to whom we are contractually obligated, and subject us to fines or penalties;

•	increase operating expenses as necessary to notify affected individuals of security breaches, correct problems, comply with federal and state regulations, defend against potential claims and implement and maintain any additional requirements imposed by government action, and take action to manage public relations issues and preserve our reputation; and

•	harm our reputation and deter or prevent customers from using our products and services, and/or cause customers to find other means to achieve cost savings, including by switching to a competitor or by in-sourcing such services.

These problems could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which may deter potential customers from doing business with us and give rise to possible liability to users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular. A significant security breach could result in loss of customers, loss of revenues, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses. While we carry professional liability insurance to cover such breaches, the coverage may not be adequate to compensate us for losses that may occur.

Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.

We largely rely on our own security systems and confidentiality procedures, including employee nondisclosure agreements for certain employees, to maintain the confidentiality and security of our trade secrets, know-how, internally developed computer applications, business processes and other proprietary information. If third parties gain unauthorized access to our information systems or if our proprietary information is misappropriated, it may have a material adverse effect on our business, financial condition and results of operations. Trade secrets laws offer limited protection against third party development of competitive products or services. Because we lack the protection of registered copyrights for our internally developed software applications, we may be vulnerable to misappropriation of our proprietary applications by third parties or competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. The failure to adequately protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.

We may be sued by third parties for alleged infringement of their proprietary rights.

Our success depends also in part on us not infringing the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, such third parties may claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

We employ third-party and open source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs, or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Commercially reasonable alternatives to the third-party software we currently license may not always be available and such alternatives may be difficult or costly to implement. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology system. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition and results of operations.

Evolving industry standards and rapid technological changes could result in reduced demand for our services.

Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced services characterize the market for our services. Our success will depend upon our ability to enhance our existing services, introduce new services on a timely and cost-effective basis to meet evolving customer requirements, achieve market acceptance for new services and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes or new industry standards. Moreover, other companies may develop competitive services that may result in reduced demand for our services.

Our cash taxes paid and effective tax rate have and will continue to fluctuate from time to time, and increases in either may adversely affect our business, results of operations, financial condition and/or cash flows.

Our cash taxes paid and effective income tax rate are influenced by our projected and actual profitability in the taxing jurisdictions in which we operate as well as changes in income tax rates. Additionally, changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our cash taxes paid and effective income tax rate. Factors that may affect our cash taxes paid and/or effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;

•	actual and projected full year pre-tax income;

•	changes in existing tax laws and rates in various taxing jurisdictions;

•	examinations or audits by taxing authorities;

•	the use of foreign tax credits, and restrictions therein;

•	changes in our capital structure;

•	the establishment of valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will not be realized; and

•	provisions of the Tax Cuts and Jobs Act of 2017, as modified by the tax provisions of the Coronavirus Aid, Relief, and Economic Security Act, including (i) base erosion and anti-abuse tax, if applicable, (ii) taxation of foreign-derived intangible income and global intangible low-taxed income and (iii) limitations on deductions for interest, among others.

These factors could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

Additionally, we rely upon generally accepted interpretations of tax laws and regulations in the jurisdictions in which we operate and cannot be certain that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. We currently have open examinations with various tax authorities. If a satisfactory resolution cannot be achieved with the tax authorities, the ultimate tax outcome may have a material adverse effect on our results of operations, financial condition and/or cash flows.

If our ability to expand our network infrastructure is constrained, we could lose customers and that loss could adversely affect our operating results.

We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, changing customer requirements and current and future growth initiatives. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process, reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. Projecting such needs may be particularly difficult for new solutions and services or for the expansion of existing solutions and services into international or other markets in which we have limited or no prior experience. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information technology systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors or in-source such services.

If we are unable to identify, complete and successfully integrate acquisitions, our ability to grow our business may be limited and our business, financial position and results of operations may be adversely impacted.

We may not be able to identify, complete and successfully integrate acquisitions in the future and any failure to do so may limit our ability to grow our business. Our acquisition strategy involves a number of risks, including:

•	our ability to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	competition for acquisition targets may lead to substantial increases in purchase prices or one of our competitors acquiring one of our acquisition targets;

•	our continued dependence on access to the credit and capital markets to fund acquisitions;

•	prohibition of any of our proposed acquisitions under United States or foreign antitrust laws;

•	the diversion of management’s attention from existing operations to the integration of acquired companies;

•	our inability to realize expected cost savings and synergies;

•	expenses, delays and difficulties of integrating acquired businesses into our existing business structure, which risks are heightened for large-scale acquisitions; and

•	difficulty in retaining key customers and management personnel.

If we are unable to continue to acquire and efficiently integrate suitable acquisition candidates, our ability to increase revenues and fully implement our business strategy may be adversely impacted, which could adversely affect our business, financial position and results of operations.

We operate in a litigious environment which may adversely affect our financial results.

We may become involved in legal actions and claims arising in the ordinary course of business, including litigation regarding employment matters, breach of contract, violations of laws and regulations, and other commercial matters. Due to the inherent uncertainty in the litigation process, the resolution of any particular legal proceeding could result in changes to our products and business practices and could have a material adverse effect on our financial position and results of operations.

We have identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Prior to the consummation of the Transactions, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audits of our consolidated financial statements as of December 31, 2018 and 2019, and for the years ended December 31, 2017, 2018 and 2019, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal controls over financial reporting;

•	we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, including condensed timelines to close and sufficient oversight of internal control over financial reporting; and

•	we did not maintain sufficient formal accounting policies, procedures and controls for accounting and financial reporting with respect to the requirements and application of public company financial reporting requirements.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or to implement our remediation plans or any difficulties we encounter in our implementation thereof, could result in additional significant deficiencies or material weaknesses or result in material misstatements in our financial statements. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, lenders and investors may lose confidence in the accuracy and completeness of our financial reports and we may face restricted access to various sources of financing in the future.

These material weaknesses, if not remediated, could result in misstatements of accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our management anticipates that our internal control over financial reporting will not be effective until the above material weaknesses are remediated. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange (the “NYSE”) listing requirements, investors may lose confidence in our financial reporting, and the price of our Class A common stock may decline as a result.

We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.

We have substantial balances of goodwill and identified intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

Based on the results of the annual impairment test as of June 30, 2019, the fair values of our assets exceeded the carrying value, and goodwill was not impaired. The current goodwill impairment analysis incorporates our expectations for moderate sales growth and the overall outlook was consistent with our long-term projections.

There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.

We are currently in the process of remediating two material weaknesses in internal control over financial reporting and, even after successfully remediating such material weaknesses, these and other controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

We will incur increased costs and obligations as a result of being a public company.

As a result of the Transactions, we are required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company and do not qualify for the exemptions and transition periods available to “emerging growth companies.” As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the Jobs Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that the Board and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

The Sponsor and H&F beneficially own a significant equity interest in us and their interests may conflict with us or your interests.

Churchill Sponsor III LLC (the “Sponsor”) and Hellman & Friedman Capital Partners VIII, L.P. (“H&F”) collectively control approximately 40% of our voting equity (assuming the vesting of all of our securities subject to vesting requirements). As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, the Sponsor and H&F are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor and H&F, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

Our charter designates a state court within the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.

Under our charter, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum will be a state court within the State of Delaware for:

•	any derivative action or proceeding brought on behalf of MultiPlan;

•	any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any director, officer or employee of ours to us or our stockholders;

•	any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law, as amended (the “DGCL”) or our charter or bylaws (as either may be amended, restated, modified, supplemented or waived from time to time);

•	any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware).

For the avoidance of doubt, the foregoing provisions of our charter will not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act. These provisions of our charter could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

Our quarterly operating results may fluctuate significantly because of several factors, including:

• labor availability and costs for hourly and management personnel;

• profitability of our products, especially in new markets and due to seasonal fluctuations;

• changes in government regulations;

• changes in interest rates;

• impairment of long-lived assets;

• macroeconomic conditions, both nationally and locally;

• negative publicity relating to products we serve;

• pandemics (including COVID-19), natural disasters, potential or actual military conflicts or acts of terrorism;

• changes in consumer preferences and competitive conditions; and

• expansion to new markets.

We may be unable to obtain additional financing to fund our operations or growth.

We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. None of our officers, directors or stockholders will be obligated to provide any financing to us.

Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, may adversely affect our business, financial condition and results of operations.

Five Stockholder Actions, including two putative class actions, have been filed in federal courts in New York and Delaware by purported Churchill stockholders in connection with the Business Combination: the Hutchings Complaint, the Kent Complaint, the Feges Complaint, the Noor Complaint and the Greenman Complaint. On September 11, 2020, October 5, 2020, October 8, 2020, October 19, 2020 and November 2, 2020 the plaintiffs in the Noor, Greenman, Kent, Hutchings and Feges actions, respectively, voluntarily dismissed their complaints. Each of the complaints in the Stockholder Actions named the Company and the members of the Company’s board of directors as defendants. The Stockholder Actions generally alleged, among other things, that our proxy statement relating to the Transactions was false and misleading and/or omitted material information concerning the transactions contemplated by the Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder. The Hutchings Complaint and the Greenman Complaint also alleged breach of fiduciary duty claims against the Company’s board of directors in connection with the Transactions. The Stockholder Actions generally sought, among other things, injunctive relief and an award of attorneys’ fees and expenses. Additional lawsuits may be filed against us or our directors and officers. Defending such additional lawsuits could require us to incur significant costs. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Risks Related to the Healthcare Industry and other Legal Regulations

New federal and state laws and regulations could force us to change the conduct of our business or operations or affect our ability to expand our operations into other states.

Federal Legislation

In recent years, Congress has introduced and, in some cases, passed a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of health care spending, to broaden access to health care services, to address “surprise” billing by out of network providers and to change the operating environment for health care providers and payors.

We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations. Healthcare reform laws such as the Affordable Care Act have had a significant impact on the health care industry, including changing the manner in which providers and payors contract for services. In addition, under the Affordable Care Act payors are required to meet certain financial criteria. While these obligations directly affect many of our customers, the obligations may also affect the contract terms and relationships between us and those customers. In addition, there are currently a number of proposals for legislation aimed at addressing “surprise” billing under consideration by state governments and the U.S. Congress, including the Consumer Protections Against Surprise Medical Bills Act of 2020 (H.R.5826), Ban Surprise Billing Act (H.R.5800), Lower Health Care Costs Act (S.1895) and No Surprises Act (H.R.3630). While we currently service payor customers that are already subject to state-level “surprise” billing legislation, we cannot assure you that these and other initiatives aimed at addressing “surprise” billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our customers.

Since its enactment, there have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act, and we expect there will be additional challenges, amendments and modifications to the Affordable Care Act in the future. The current Administration and certain Members of Congress have attempted, and will likely continue to seek, to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act or its implementation or interpretation through further legislative or executive action.

For example, effective January 2019, the Jobs Act reduced to $0 the financial penalty associated with not complying with the Affordable Care Act’s individual mandate to carry insurance. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Further, because the financial penalty associated with the individual mandate was effectively eliminated, a federal district court in Texas ruled in December 2018 that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate but remanded for further consideration of how this affects the rest of the law. On March 2, 2020, the U.S. Supreme Court granted petitions for writs of certiorari to review this case and oral argument is scheduled for November 10, 2020. It remains unclear when or how the Supreme Court will rule. However, the law remains in place pending appeal. It is uncertain the extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition. Although the Affordable Care Act has not caused us to significantly change our customer contracts or other aspects of our business, it is difficult to quantify the financial impact of the Affordable Care Act and there can be no assurances that we will not be adversely impacted in the future.

Other legislative or regulatory changes that could significantly harm us include, but are not limited to, changes that:

•	increase the number of individuals covered by government entitlement programs such as Medicare and Medicaid as opposed to private health insurance plans;

•	impact the operation of provider networks, including changes relating to transparency, access, licensing, certification and credentialing;

•	limit contractual terms with providers, including audit, payment and termination provisions; and

•	impose additional health care information privacy or security requirements.

We cannot predict what impact, if any, these government proposals and activities, which include efforts to change or reform the administration or interpretation of government health care programs, laws, regulations or policies, might have on us. Accordingly, there can be no assurance that such activities will not limit the expansion of our business, impose new compliance requirements on us or have a material adverse effect on our business, financial condition and results of operation. The passage and implementation of new federal laws or regulations that govern the conduct of our business could significantly impact or restrict our ability to carry on our business as currently conducted and could have a material adverse impact on our business, financial condition and results of operations.

State Legislation

State laws and regulations governing our business vary widely among the states in which we operate, and include laws requiring credentialing of all network providers and “any willing provider” laws requiring networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. There is little regulatory or judicial guidance with respect to the application of such laws and in some cases they may increase the costs of operations in such states.

Several states have implemented legislation mandating certain contract terms in provider contracts for group health plans, preferred provider organizations, HMOs and other third-party payors. Depending on the state, these mandatory contract terms may relate to prompt payment, payment amounts and payment methods. As a result of such legislation and similar future legislative initiatives, we may be required to amend some of our provider contracts and comply with legislative mandates related to payment.

Some states have also considered legislation designed to regulate the PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. State laws limiting access to provider networks may affect our ability to continue certain lines of business in existing markets or expand such business into new markets. Some states have also recently considered legislation designed to regulate the manner in which certain insurers should pay for certain categories of out of network claims or aimed at addressing “surprise” billing by out of network providers. State laws regulating the basis of payment may affect our ability to continue certain lines of business in existing markets or expand such business into new markets and the contractual terms and relationships between us and our customers.

Changes to state laws and regulations or the interpretation and enforcement of such state laws and regulations may adversely impact our existing business in certain states, or restrict our ability to expand our operations in other states, in each case potentially adversely impacting our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial level of indebtedness and significant leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We have a substantial amount of indebtedness and are significantly leveraged. As of September 30, 2020, after giving effect to the Transactions and Refinancing, we had total indebtedness (excluding an aggregate of $1.8 million of letters of credit) of $4,941.0 million, $3,641.0 million of which is comprised of $1,300.0 million in aggregate principal amount of 5.750% Notes and $2,341.0 million in outstanding term loans under MPH’s senior secured credit facilities. In addition, we would have had an additional $450.0 million available for borrowing under MPH’s senior secured revolving credit facility at that date (without giving effect to the $1.8 million of outstanding letters of credit referred to above). Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:

•	make it more difficult for us to satisfy obligations with respect our indebtedness and any repurchase obligations that may arise thereunder;

•	require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other purposes;

•	increase our vulnerability to adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy;

•	limit our ability to borrow additional funds or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•	limit our ability to compete with others who are not as highly-leveraged.

Despite our current leverage, we and our subsidiaries may still be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although certain of our subsidiaries are subject to restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us or such subsidiaries from incurring obligations that do not constitute indebtedness. We may also seek to increase the borrowing availability under the senior secured credit facilities through incremental term loans or an increase to the revolving credit facility commitments under the senior secured credit facilities under certain circumstances.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

All of the borrowings under the senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 0.25% increase in interest rates under the senior secured credit facilities (assuming the revolving credit facility was fully drawn) would increase our annual interest expense by approximately $7.0 million. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The senior secured credit facilities contain, and the indenture that governs the 5.750% Notes issued by MPH contains, various covenants that limit MPH’s and its restricted subsidiaries’ ability to engage in specified types of transactions. These covenants limit MPH’s and its restricted subsidiaries’ ability to, among other things:

• incur additional indebtedness or issue certain preferred shares;

• pay certain dividends or make certain distributions on capital stock or repurchase or redeem capital stock;

• make certain loans, investments or other restricted payments;

• transfer or sell certain assets;

• incur certain liens;

• place restrictions on the ability of its subsidiaries to pay dividends or make other payments to MPH;

• guarantee indebtedness or incur other contingent obligations;

• consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and

• engage in transactions with our affiliates.

In addition, under the senior secured credit facilities, in certain circumstances, MPH is required to satisfy specified financial ratios, including a first-lien secured debt leverage ratio. MPH’s ability to meet those financial ratios can be affected by events beyond our control, and MPH may not be able to meet those ratios and tests.

The restrictions and specified financial ratios could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of the covenants under the indentures that govern the $1.3 billion aggregate principal amount of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 issued by the Company (the “Convertible Notes”), the credit agreement that governs the senior secured credit facilities or the indenture that governs the 5.750% Notes could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the senior secured credit facilities would permit the lenders under the senior secured credit facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under the senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure such indebtedness. These actions by lenders could cause cross-acceleration under the indentures that govern the Convertible Notes and the indenture that governs the 5.750% Notes. A significant portion of our indebtedness then may become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreement that governs the senior secured credit facilities and the indenture that governs the 5.750% Notes restrict us, MPH and our restricted subsidiaries’ ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our performance under assorted financial metrics and other measures of financial strength, our business and financial risk, our industry or other factors determined by such rating agency, so warrant. There can be no assurances that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take, that reduce our profitability, or that require us to incur additional indebtedness for items such as substantial acquisitions, significant increases in costs and capital spending in security and IT systems, significant costs related to settlements of litigation or regulatory requirements, or by returning excess cash to shareholders through dividends. Consequently, real or anticipated changes in our credit rating will generally affect the market value of our indebtedness. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of our indebtedness. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and may reduce our profitability.

Risks Related to Our Common Stock

The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock, as well as our public warrants (which were sold as part of Churchill’s initial public offering, each of which is exercisable for one share of our Class A common stock at an exercise price of $11.50), are currently listed on the NYSE. There can be no assurance that we will be able to comply with the continued listing standards of NYSE. If the NYSE delists our Class A common stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

A significant portion of our Class A common stock is restricted from immediate resale, but may be sold into the market in the future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

The market price of shares of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly by our significant stockholders, a large number of shares of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Sales of a substantial number of shares of common stock in the public market could occur at any time. As of November 11, 2020 we had 667,461,272 shares of our Class A common stock outstanding and we are registering up to 633,750,000 shares of Class A common stock pursuant to a registration statement on Form S-1 filed with the SEC on October 30, 2020.

In connection with the Merger Agreement, we, the Sponsor, Polaris Investment Holdings, L.P., H&F and certain other parties thereto entered into that certain Investor Rights Agreement dated July 12, 2020 (the “Investor Rights Agreement”), pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions. Certain parties to the Investor Rights Agreement, including H&F and the Sponsor, have agreed not to sell, transfer, pledge or otherwise dispose of shares of our Class A common stock and warrants they hold or receive for certain time periods specified therein, however, upon expiration of their respective lock-up periods, the sale of shares of our Class A common stock and warrants or the perception that such sales may occur, could cause the market price of our securities to drop significantly.

We may issue additional shares of our Class A common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of our Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our 2020 Omnibus Incentive Plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of our Class A common stock or other equity securities of equal or senior rank could have the following effects:

• your proportionate ownership interest in MultiPlan will decrease;

• the relative voting strength of each previously outstanding share of common stock may be diminished; or

• the market price of your shares of MultiPlan stock may decline.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The price of our securities may be volatile.

If the benefits of the Business Combination do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for stock relating to our business and trading in shares of our Class A common stock was not active. Accordingly, the valuation ascribed to our business and our securities in the Business Combination may not be indicative of the price that will prevail in the trading market.

The trading price of our securities may fluctuate substantially and may be lower than its current price. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our securities will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities since you might be unable to sell your shares or warrants at or above the price you paid for them. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

The price of our securities may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	speculation in the press or investment community;

•	actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;

•	the operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	the timing of the achievement of objectives under our Short-Term Execution Plan and the timing and amount of costs we incur in connection therewith;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results compared to levels forecast by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to ours;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of our Class A common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;

•	mergers and strategic alliances in the industry in which we operate;

•	market prices and conditions in the industry in which we operate;

•	general economic and political conditions such as recessions, interest rates and “trade wars,” pandemics (such as COVID-19), natural disasters, potential or actual military conflicts or acts of terrorism;

•	the general state of the securities markets; and

•	other risk factors listed under “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our securities, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our securities shortly following the Business Combination. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, then the price and trading volume of our securities could decline.

The trading market for our Class A common stock and warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price and trading volume of our securities would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the trading price or trading volume of our securities to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

MultiPlan Corporation

Date: November 13, 2020	By:	/s/ Mark Tabak
	Name:	Mark Tabak
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ David Redmond
	Name:	David Redmond
	Title:	Chief Financial Officer
(Principal Financial Officer)