Form 10-K
period 2020-12-31
MultiPlan Corp
filed 2021-03-16
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-39228
MULTIPLAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3536151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Fifth Avenue, 12th Floor
New York, NY 10019
(Address of principal executive offices)
(212) 380-7500
(Issuer's telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Class A common stock, $0.001 par value per share	MPLN	New York Stock Exchange

Warrants	MPLN.WS	New York Stock Exchange
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No  ☒
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on June 30, 2020, was approximately $1,186.9 million.
As of March 5, 2021, 668,923,984 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

GLOSSARY

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

"2020 Omnibus Incentive Plan" are to our 2020 Omnibus Incentive Plan, as it may be amended and/or restated from time to time;

"5.750% Notes" are to the $1,300,000,000 in aggregate principal amount of 5.750% Senior Notes due 2028 issued by MPH;

"7.125% Notes" are to the 7.125% Senior Notes due 2024 issued by MPH. All of the outstanding 7.125% Notes were redeemed on October 29, 2020;

"Adjusted EPS" are to adjusted earnings per share;

"Affordable Care Act" are to the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act;

"AMPS" are to Advanced Medical Pricing Solutions;

"ASC" are to Accounting Standards Codification;

"ASC 606" are to ASC Topic 606, Revenue from Contracts with Customers;

"ASC 842" are to ASC Topic 842, Leases;

"ASU" are to Accounting Standard Update;

"Board" are to the board of directors of the Company;

"CARES Act" are to The Coronavirus Aid, Relief, and Economic Security Act;

"Cash Interest" are to interest paid in cash on the Senior Convertible PIK Notes;

"Churchill" are to Churchill Capital Corp III, a Delaware corporation, which changed its name to MultiPlan Corporation following the consummation of the Transactions;

"Churchill IPO" are to the initial public offering by Churchill which closed on February 19, 2020;

"Churchill's Class A common stock" are, prior to consummation of the Transactions, to Churchill's Class A common stock, par value $0.0001 per share and, following consummation of the Transactions, to our Class A common stock, par value $0.0001 per share;

"Churchill's Class B common stock" are to Churchill's Class B common stock, par value $0.0001 per share;

"Class A common stock" are to MultiPlan's Class A common stock, par value $0.0001 per share;

"Closing" are to the consummation of the Mergers;

"Closing Date" are to October 8, 2020, the date on which the Transactions were consummated;

"CMS" are to the Centers for Medicare and Medicaid Services;

"Common PIPE Investment" are to the private placement pursuant to which Churchill entered into subscription agreements with certain investors whereby such investors subscribed for (a) 130,000,000 shares of Churchill's Class A common stock at a purchase price of $10.00 per share for an aggregate commitment of $1,300,000,000 and (b) warrants to purchase 6,500,000 shares of Churchill's Class A Common Stock (for each share of Churchill's Class A common stock subscribed, the investor received 1/20th of a warrant to purchase one share of Churchill's Class A common stock, with each whole warrant having a strike price of $12.50 per share and a maturity date of October 8, 2025). The Common PIPE Investment was subject to an original issue discount (which was paid in additional shares of Churchill's Class A common stock) of 1% for subscriptions of $250,000,000 or less and 2.5% for subscriptions of more than $250,000,000, which resulted in an additional 2,050,000 shares of Churchill's Class A common stock being issued. The Common PIPE Investment was consummated on the Closing Date;

"Common PIPE Investors" are to the investors participating in the Common PIPE Investment;

"common stock" are, prior to the consummation of the Transactions, to Churchill's Class A common stock and Churchill's Class B common stock and, following consummation of the Transactions, to the Class A common stock;

"Company" are, prior to the consummation of the Transactions, to Churchill and, following consummation of the Transactions, to MultiPlan Corporation;

"Consumers" are to payors and their insureds, policyholders or health plan members;

"Convertible PIPE Investment" are to the private placement pursuant to which the Company entered into subscription agreements with certain investors whereby such Convertible PIPE Investors agreed to buy $1,300,000,000 in aggregate principal amount of Senior Convertible PIK Notes. The Convertible PIPE Investment was consummated on the Closing Date;

"Convertible PIPE Investors" are to the investors participating in the Convertible PIPE Investment;
"COVID-19" are to the COVID-19 pandemic;

"DGCL" are to the Delaware General Corporation Law, as amended;

"DHP" are to Discovery Health Partners;

"Director RSUs" are to restricted stock units issued to the Company's Non-Employee Directors under the 2020 Omnibus Incentive Plan (other than those Non-Employee Directors who have elected to forego their right to director compensation);

"EDI" are to electronic data interchange;

"Employee RS" are to grants of restricted stock awarded to certain employees under the 2020 Omnibus Incentive Plan;

"EPS" are to Loss and Earnings Per Share;

"ERISA" are to the Employee Retirement Income Security Act of 1974, as amended;

"ESRD" are to End Stage Renal Disease;

"Exchange Act" are to the Securities Exchange Act of 1934, as amended;

"FASB" are to the Financial Accounting Standards Board;

"First Health" are to First Health Group Corp., an indirect wholly owned subsidiary of Aetna, Inc;
"First Merger Sub" are to Music Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company;

"founder shares" are to shares of Churchill's Class B common stock and Churchill's Class A common stock issued upon the automatic conversion thereof in connection with the Closing;

"GAAP" are to generally accepted accounting principles in United States of America;

"H&F" are to Hellman & Friedman Capital Partners VIII, L.P.;

"HIPAA" are to the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations that implement both laws;

"HMOs" are to a health maintenance organizations;

"Holdings" are to Polaris Investment Holdings, L.P.;

"Holdings Board" is Board of Directors of Holdings, established by its general partner, Polaris Investment Holdings GP, LLC;

"HST" are to HSTechnology Solutions, Inc.;

"Insiders" are to Michael Klein, Jay Taragin, Jeremy Paul Abson, Glenn R. August, Mark Klein, Malcolm S. McDermid, and Karen G. Mills;

"Investor Rights Agreement" are to the Investor Rights Agreement, dated as of July 12, 2020, by and among the Company, the Sponsor, Holdings, H&F, the PIF and certain other parties thereto;

"IPO Corporation" are to an entity resulting from a reorganization, conversion, redomiciliation, distribution, exchange or other transaction undertaken in preparation for an initial public offering;

"KG" are to The Klein Group, LLC, an affiliate of Michael Klein and the Sponsor and an affiliate and wholly owned subsidiary of M. Klein and Company. KG (and not the Sponsor) was engaged by Churchill to act as Churchill's financial advisor in connection with the Transactions, and as a placement agent in connection with the PIPE Investment as more fully described herein;

"LIBOR" are to London Interbank Offered Rate;

"Liquidity Event" are to any transaction or series or related transactions involving (i) the sale of all or substantially all of the assets of Holdings on a consolidated basis to a person, or group of persons, other than (A) the H&F Investors and their affiliates or (B) a distribution of IPO Corporation to the unitholders of Holdings as part of an IPO Conversion (as defined in the unitholders agreement) or following an initial public offering, (ii) a merger, reorganization, consolidation or other similar corporate transaction in which the outstanding voting securities of Holdings are exchanged for securities of the successor entity and the holders of the voting securities of Holdings immediately prior to such transaction do not own a majority of the outstanding voting securities of the successor entity immediately upon completion of such transaction or (iii) the direct or indirect sale (whether by sale, merger or otherwise) of all or a majority of the voting securities of Holdings to a person, or group of persons, other than the H&F Investors and their affiliates;

"M. Klein and Company" are to M. Klein and Company, LLC, a Delaware limited liability company, and its affiliates;

"Merger Agreement" are to that certain Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill, MultiPlan Parent, Holdings, First Merger Sub and Second Merger Sub, as the same has been or may be amended, modified, supplemented or waived from time to time;

"Mergers" are to, together, (a) the merger of First Merger Sub with and into MultiPlan Parent with MultiPlan Parent being the surviving company in the merger (the "First Merger") and (b) immediately following and as part of the same transaction as the First Merger, the merger of MultiPlan Parent with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of Churchill (the "Second Merger");

"MPH" are to MPH Acquisition Holdings LLC;

"MultiPlan" are, prior to consummation of the Transactions, to MultiPlan Parent and its consolidated subsidiaries and, following consummation of the Transactions, to MultiPlan Corporation and its consolidated subsidiaries;

"MultiPlan Parent" are to Polaris Parent Corp., a Delaware corporation;

"Music Investments" are to Music Investments, LP;

"NCQA" are to the National Committee for Quality Assurance;

"Non-Employee Director" are to each member of our Board that is not an employee of the Company or any parent or subsidiary of the Company;

"OCR" are to U.S. Department of Health and Human Services Office for Civil Rights;

"Payors" are our customers which include large national insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, bill review companies, Taft-Hartley plans and other entities that pay medical bills related to the commercial healthcare, government, workers' compensation and auto medical markets

"P&C" are to Property & Casualty;

"PCAOB" are to the Public Company Accounting Oversight Board (United States);

"PSAV" are to percentage of savings;

"PEPM" are to per-employee-per-month;

"PHI" are to Protected Health Information;

"PIK Interest" are to interest paid through an increase in the principal amount of the outstanding Senior Convertible PIK Notes or through the issuance of additional Senior Convertible PIK Notes;

"PIPE Investment" are to, collectively, the Common PIPE Investment and the Convertible PIPE Investment;

"PIPE Warrants" are to the warrants to purchase Churchill's Class A common stock issued in connection with the Common PIPE Investment, on terms identical to the terms of the Private Placement Warrants;

"Polaris" is Polaris Parent Corp., a Delaware corporation and direct, wholly owned subsidiary of Holdings and parent company to MultiPlan, Inc.;

"Polaris Agreement" are to a Class B Unit Award Agreement;

"Polaris Plan" are to an incentive plan established by Holdings effective June 7, 2016;

"Polaris Plan Participants" are to directors, officers, employees, consultants and advisors who are eligible for the Polaris Plan;

"PPOs" are to Preferred Provider Organizations;

"Private Placement Warrants" are to warrants issued to the Sponsor in a private placement simultaneously with the closing of the Churchill IPO and the Working Capital Warrants whose terms are identical to the Private Placement Warrants;

"public shares" are to shares of Churchill's Class A common stock sold as part of the units in the Churchill IPO (whether they were purchased in the Churchill IPO or thereafter in the open market);

"public shareholders" are to the holders of the Company's public shares, including the Sponsor and Churchill's officers and directors to the extent the Sponsor and Churchill's officers or directors purchase public shares, provided that each of their status as a "public shareholder" shall only exist with respect to such public shares;

"Public Warrants" are to the Company's warrants sold as part of the units in the Churchill IPO (whether they were purchased in the Churchill IPO or thereafter in the open market);

"PwC" are to PricewaterhouseCoopers LLP;

"RBP" are to Reference-Based Pricing formerly referred to as Medical Reimbursement Analysis;

"Refinancing" are to (a) the consummation of the 5.750% Notes offering by MPH and the increase of the revolving credit facility under the senior secured credit facilities from $100.0 million to $450.0 million and (b) the repayment of all outstanding

7.125% Notes and $369.0 million of indebtedness under MPH's term loan facility with the net proceeds of the 5.750% Notes offering, together with cash on hand, which occurred on October 29, 2020;

"Revolver G" are to the revolving credit facility in conjunction with Term Loan G;

"Revolving credit facility" are to MPH's $450.0 million senior secured revolving credit facility maturing on June 7, 2023;

"ROU" are to operating lease right-of-use asset;

"SEC" are to the United States Securities and Exchange Commission;

"Second Merger Sub" are to Music Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company;

"Section 404" are to Section 404 of the Sarbanes-Oxley Act;

"Securities Act" are to the Securities Act of 1933, as amended;

"Senior Convertible PIK Notes" are the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027;

"Senior PIK Notes" are to the 8.500% / 9.250% Senior PIK Toggle Notes due 2022 issued by Polaris Intermediate Corp. on November 21, 2017. All of the outstanding Senior PIK Notes were redeemed on October 8, 2020;

"senior secured credit facilities" are to MPH's senior secured credit facilities which consist of (a) a $2,341.0 million term loan facility maturing on June 7, 2023 and (b) a $450.0 million revolving credit facility maturing on June 7, 2023;

"Sponsor" are to Churchill Sponsor III, LLC, a Delaware limited liability company and an affiliate of M. Klein and Company in which certain of Churchill's directors and officers hold membership interests;

"Sponsor Agreement" are to the Amended and Restated Sponsor Agreement, dated as of July 12, 2020, by and among the Company, the Sponsor and the Insiders;

"Sponsor Note" are to the unsecured promissory note issued by the Company to the Sponsor in an aggregate principal amount of $1,500,000. The Sponsor converted the unpaid balance of the Sponsor Note into Working Capital Warrants in connection with the Closing;

"Subscription Agreements" are to, collectively, the (a) common stock subscription agreements entered into (i) by and between Churchill and the PIF and (ii) by and among Churchill, Holdings and MultiPlan Parent, on the one hand, and certain investment funds, on the other hand, in each case, dated as of July 12, 2020 and entered into in connection with the Common PIPE Investment and (b) subscription agreements, dated as of July 12, 2020, entered into in connection with the Convertible PIPE Investment;

"TCJA" are to the Tax Cuts and Jobs Act of 2017;

"Term loan facility" are to the MPH $2,341.0 million senior secured term loan facility maturing on June 7, 2023;

"Term Loan G" are to a term loan payable borrowed on June 7, 2016 in the amount of $3,500.0 million with a group of lenders due and payable on June 7, 2023;

"TPAs" are to Third Party Administrators;

"Transactions" are to the Mergers, together with the other transactions contemplated by the Merger Agreement and the related agreements;

"Trust Account" are to the Churchill trust account that held the proceeds from the Churchill IPO prior to the consummation of the Transactions;

"Units" are to our stock-based compensation granted to employees in the form of Units and Holdings' Class B Units;

"warrants" are to the Public Warrants, the Private Placement Warrants, the PIPE Warrants and the Working Capital Warrants;

"we," "our" or "us" are to MultiPlan and its consolidated subsidiaries; and

"Working Capital Warrants" are to the warrants to purchase Churchill's Class A common stock pursuant to the terms of the Sponsor Note, on terms identical to the terms of the Private Placement Warrants.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our and our subsidiaries' opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, "forward-looking statements" These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "seeks," "projects," "intends," "plans," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and these forward-looking statements reflect management's expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management's expectations, beliefs and forecasts concerning future events impacting our business. Factors that may impact such forward-looking statements include:

•the impact of COVID-19 and its related effects on our projected results of operations, financial performance or other financial metrics;

•loss of our customers, particularly our largest customers;

•decreases in our existing market share or the size of our PPO networks;

•effects of competition;

•effects of pricing pressure;

•the inability of our customers to pay for our services;

•decreases in discounts from providers;

•the loss of our existing relationships with providers;

•the loss of key members of our management team;

•pressure to limit access to preferred provider networks;

•the ability to achieve the goals of our strategic plans and recognize the anticipated strategic, operational, growth and efficiency benefits when expected;

•our ability to identify, complete and successfully integrate acquisitions;

•changes in our industry;

•interruptions or security breaches of our information technology systems;

•our ability to protect proprietary applications;

•our inability to expand our network infrastructure;

•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

•changes in our regulatory environment, including healthcare law and regulations;

•the expansion of privacy and security laws;

•heightened enforcement activity by government agencies;

•our ability to pay interest and principal on our notes and other indebtedness;

•the possibility that we may be adversely affected by other political, economic, business, and/or competitive factors;

•other factors disclosed in this Annual Report on Form 10-K; and

•other factors beyond our control.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I
Item 1.    Business

Corporate History and Background
MultiPlan, formerly known as Churchill Capital Corp III (formerly known as Butler Acquisition Corp), was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and MultiPlan Parent. On October 8, 2020, the Merger Agreement was consummated and the Transactions were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and The New York Stock Exchange ticker symbols for its Class A common stock and warrants to "MPLN" and "MPLN.WS", respectively.

The Transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Churchill was treated as the "acquired" company for financial reporting purposes with MultiPlan Parent determined to be the accounting acquiror. This determination was primarily based on the existing MultiPlan Parent stockholders being the majority stockholders and holding majority voting power in the combined company, MultiPlan Parent's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of MultiPlan Parent comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Transactions were treated as the equivalent of MultiPlan Parent issuing shares for the net assets of Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized at fair value (which were consistent with carrying value), with no goodwill or other intangibles recorded. See Note 4 The Transactions of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Transactions.
Unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to MultiPlan Parent or Polaris and its subsidiaries prior to the consummation of the Transactions, and MultiPlan and its subsidiaries after the Transactions.

Recent Acquisitions of HST and Discovery Health Partners

On November 9, 2020 MultiPlan acquired HST, a healthcare technology company that enables value-driven health benefit plan designs featuring reference-based pricing and tools to engage health plan members and providers in making the best use of available benefits both before and after care delivery. The services are used in conjunction with, or in lieu of, a provider network and generally deliver lower overall cost of care for health plan sponsors and their members. As a result of the acquisition, MultiPlan renamed its Medical Reimbursement Services solution category to Reference-Based Pricing and also added Value-Driven Health Plan Services to the category.

On February 26, 2021, MultiPlan acquired DHP, an analytics and technology company offering healthcare payment and revenue integrity services to commercial and government healthcare payors. DHP extends MultiPlan’s payment integrity offerings by adding a number of services including post-payment services, as well as a line of services that improve the accuracy of revenue collected. As a result, following our acquisition of DHP, MultiPlan revised its Payment Integrity Services solution category to Payment and Revenue Integrity. The following discussion in this Item 1, Business, reflects these post-acquisition changes to our offerings.
Business

MultiPlan is a leading value-added provider of data analytics and technology-enabled end-to-end cost management, payment and revenue integrity solutions to the U.S. healthcare industry. We are also one of the largest independent PPOs in the U.S., with contracted providers in all 50 states and the District of Columbia. We are committed to helping healthcare payors manage the cost of care, improve their competitiveness and inspire positive change. Leveraging sophisticated technology, data analytics and a team rich with industry experience, MultiPlan interprets clients' needs and customizes innovative solutions through the following offerings:

•Analytics-Based Services: data-driven algorithms which detect claims over-charges and recommend or negotiate fair reimbursement;

•Network-Based Services: contracted discounts with healthcare providers, including one of the largest independent preferred provider organizations in the United States, and outsourced network development and/or management services; and

•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.
Our customers almost entirely are payors. We offer these payors a single electronic gateway to a comprehensive set of services in each of the three categories (Analytics-Based Services, Network-Based Services and Payment and Revenue Integrity Services) which are used in combination or individually to reduce the medical cost burden on healthcare payors and patients while fostering efficient payments to the providers. These offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest commercial payors. For the year ended December 31, 2020, our expansive network included access to over 1,200,000 healthcare providers and our comprehensive services identified approximately $18.8 billion in potential medical cost savings.

Payors generally aim to pay provider claims at a discount to reduce cost, to eliminate any improperly billed charges before payment is made, and to recover any incorrectly paid charges after payment is made. Our Analytics-Based Services discount claims using data-driven negotiation and/or re-pricing methodologies to support payments to providers with whom contractual discounts are not possible and are generally priced based on a percentage of savings achieved. Also included in this category are services that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These services are generally priced at a bundled PEPM rate. Our Network-Based Services offer payors a broad network of discounted rates for providers with whom payors do not have a contractual relationship, and are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This service category also includes customized network development and management services for payors seeking to expand their network footprint using outsourced services. These build services are generally priced on a per contract or other project-based price. Our Payment and Revenue Integrity Services use data, technology and clinical expertise to assist payors in identifying improper, unnecessary and excessive charges before or after claims are paid, as well as issues with premiums paid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved.
We believe that our solutions provide a strong value proposition to consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs for payors and consumers in a manner that is orderly, efficient and fair to all parties. In addition, because the fee for our services is in most instances directly linked to the savings realized by our customers, our interests are aligned with the interests of our customers.
Industry
Healthcare Industry

According to CMS, healthcare expenditures will grow from $3.8 trillion, or 17.8% of U.S. GDP, in 2019 to represent 19.7% of GDP by 2028, representing a compounded annual growth rate of 5.5%. There are a multitude of factors driving this expected growth, including recent regulations and ongoing secular trends, such as the aging population and other demographic factors, which are driving expanded healthcare coverage and increased utilization. Additional growth in healthcare costs are driven by availability of new medical technologies, therapies and modalities. As expenditures continue to rise, stakeholders and especially payors are becoming increasingly focused on solutions that reduce medical costs and improve payment accuracy.
We believe cost management and revenue/payment integrity solutions will continue to be highly valuable to payors. We expect that growth in demand for these services will be driven by two major trends: (i) increasing costs per claim from medical inflation and technology enhancements and (ii) increasing treatment volume from an aging population and increases in the insured population. As medical activity rises as a result of an aging population and a focus on preventative healthcare and technological advances, medical claims volume and value are expected to increase significantly, which we believe will further increase utilization of our solutions. Furthermore, we benefit from medical cost inflation since the access fee we charge for use of our services is primarily based on a percentage of the savings achieved. We see opportunity in trying to counter the accelerating pace of medical cost inflation, leading to more savings for our customers, and associated revenues for us. For example, for those services priced in this manner, if the average charge per claim increases by 10%, we will have a 10% greater dollar value of claims from which to capture savings and revenue.

Cost Management Solutions
Payors of medical claims include large national insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, Taft-Hartley plans, property and casualty bill review vendors, and other entities that pay medical bills in the commercial healthcare, government, workers' compensation and auto medical markets. The government market comprises state and federal government programs such as Medicare Advantage, Medicaid, TRICARE and Veterans Administration. These payors attempt to manage and control the medical costs they face by addressing the price and the quantity of the procedures and products utilized. The chart below demonstrates the way in which payors employ several solutions and services to control medical costs.

Cost Management Solutions
Medical Costs
=
Price
X
Quantity
PPO Networks
Negotiation Services
Reference-Based Pricing
Case Management
Utilization Management
Disease Management/Wellness
Payment Integrity
Pharmacy Benefits

Services
Analytics-Based Services.

The Company leverages its information technology platform to offer customers Analytics-Based Services to reduce medical costs. Our proprietary algorithms allow claims to be quickly and accurately compared against a library of the most updated and relevant pricing data. Our extensive nationwide network of providers and our list of payor customers provides us with deep insights into the latest pricing trends. Customers of our Analytics-Based Services are primarily large commercial insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, and property and casualty carriers through their bill review companies. Fees are generally based on a percentage of savings achieved.

Reference Based Pricing. RBP provides payors with a recommended payment amount on claims using a variety of methodologies based on a reference point. The Company relies on data from public and private sources on a national and local level which are then analyzed using proprietary automated algorithms that deliver consistency and defensibility. The recommendations factor in key variables such as the provider's location, type and size; and where applicable, the severity and resource intensity of the procedures performed; costs/accepted reimbursements of other providers under the same circumstances; and/or Medicare-based price. Three approaches are used to arrive at these recommendations, which are then used by the payor during the adjudication and payment process. The first approach is a cost-based (facilities) or reimbursement-based (professionals) approach which determines a fair reimbursement by calculating the median cost incurred or payment amount accepted by a benchmark group of like providers to deliver the same service. The second approach is charge-based and arrives at the recommended amount based on analysis of charges from comparable facilities for a specific procedure. The third applies a mark up or down from the amount Medicare reimburses for the same service, with various methodologies deployed to determine the amount when a Medicare equivalent is not available.

Financial Negotiation. Our Financial Negotiation services assist payors with claims from providers with whom neither they nor MultiPlan have been able to secure a contractual discount. The Company handles these claims on an individual basis and attempts to negotiate with the provider an acceptable payment amount for a specific claim. Approximately half of the successfully negotiated claims are completed in a fully automated manner. The claims include those in which the proposed negotiated amount is generated by algorithms and automatically transmitted to the provider’s office. Certain providers also choose to set up an arrangement with MultiPlan for pre-determined levels of discount to be automatically deducted on claims that would otherwise be individually negotiated. For those claims that are not automatically negotiated, MultiPlan negotiates directly with the provider's office through our negotiations staff that are aided by compiled statistics about the discounts typically received on these types of claims.
Network-Based Services
Network-Based Services includes MultiPlan's Primary and Complementary Networks in which payors can utilize our extensive national network of over 1,200,000 contracted providers to process claims at a significant discount compared to billed fee-for-service rates, or increasingly, to build customized access for use by the customer's health plan. The establishment of a large and successful network of providers utilized by multiple payors creates a self-reinforcing network effect whereby, as more payors and their consumers access the network, participation in the network becomes more desirable to other providers. MultiPlan's large provider network allows payors to share the prohibitive costs of maintaining a large and complex network. In addition, providers that join MultiPlan's network gain access to a wide range of payors with the execution of a single contractual relationship.
Primary Network. For customers without their own direct contractual discount arrangements with providers, our Primary Network serves as the network for the payor's commercial or government health plan in a given service area in exchange for a PEPM rate, or as the payor's out-of-area extended primary network in exchange for a percentage of the savings achieved. Increasingly, the network is also being used to configure custom-built access for a payor's Medicare Advantage plans. The Primary Network is NCQA accredited, which we believe provides assurances to payors regarding provider credentials and network compliance and provides consumers additional confidence regarding the quality of the providers in our network. Customers mainly include provider-sponsored and independent health plans; Medicare Advantage, Medicaid and other government-sponsored health plans; Taft-Hartley plans and TPAs as it is more cost effective for these payors to outsource this function than to incur the expense of developing and maintaining their own network of thousands of doctors and hospitals.
Complementary Network. Our Complementary Network provides payor customers with access to our national network of healthcare providers that offer discounts under the health plan's out-of-network benefits, or otherwise can be accessed secondary to another network. Payors use the network to expand provider choice for consumers, and to achieve contracted reductions on more claims. Our customers pay us if they achieve savings from the Complementary Network; therefore, we believe that MultiPlan provides payors with an effective method to reduce costs. Our Complementary Network customers include large commercial insurers, property and casualty carriers via their bill review vendors, TPAs and provider-sponsored and independent health plans.
Payment and Revenue Integrity Services

This category includes Payment Integrity Services, which we have offered since 2014, and Revenue Integrity Services, which we introduced in 2021 with the acquisition of DHP.

Our Payment Integrity Services use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges before or after claims are paid. There are six services presently offered to a variety of payors.

Clinical Negotiation (pre-payment). With Clinical Negotiation, payment integrity analytics score the claim, and then based on the score the claim is reviewed by a clinician and/or coder and routed to a negotiator to attempt to reach agreement for a lower reimbursement as a result of the identified billing issues. If successful, the payor reimburses under the negotiated agreement. This service targets non-contracted claims and is used by large commercial insurers and Blue Cross and Blue Shield plans. The service is also integrated into MultiPlan's network pricing, so is used by many of the customers of our primary and/or complementary networks.

Claim Correction (pre-payment). With Claim Correction, payment integrity analytics and the clinician/coder review (if needed, based on the confidence level of the analytics findings) lead to a recommendation to remove certain charges which is factored into the payor's final adjudication of the claim. This service targets all claims, including the in-network claims of large commercial and Medicare Advantage insurers, Blue Cross and Blue Shield plans, provider-sponsored commercial and Medicare

Advantage health plans, property and casualty carriers via their bill review vendors, and TPAs. It is also integrated into MultiPlan's network pricing, so is used by many of the customers of our primary and/or complementary networks.

Clinical Audits (pre- and post-payment). Clinical Audits deploys payment integrity analytics backed by expert clinical review to evaluate the cost and clinical appropriateness of inpatient and other facility charges before or after they are paid. Specific audits include itemized bill review, medical necessity short stays and hospital bill audits. This service is used by commercial, Medicare Advantage, Managed Medicaid and state Medicaid payors.

Data Mining (pre- and post-payment). Data Mining deploys artificial intelligence based payment integrity analytics combining industry-accepted rules and plan-specific policies to identify potential or actual overpayments associated with claim adjudication errors, billing errors and contract language, as well as their root causes. This service is used by commercial, Medicare Advantage, Managed Medicaid and state Medicaid payors.

Coordination of Benefits (pre- and post-payment). Coordination of Benefits identifies payments that should have been made by a health plan member's other health insurance coverage (for example, if the member's spouse has coverage through another employer-sponsored plan). Outcomes include validation of coverage status, recovery of claims paid in error, and updated eligibility data. This service is used by commercial, Medicare Advantage and Managed Medicaid payors.

Subrogation Services (post-payment). Subrogation Services identifies payments made related to an accident that are the responsibility of another responsible third party. Outcomes include case identification, validation, management and recovery of claims paid in error. Available as an outsourced service or inhouse technology, this service is used by at-risk commercial, Medicare Advantage and Managed Medicaid payors.

Our Revenue Integrity Services use data, technology, and clinical expertise to improve accuracy of premiums paid to Medicare Advantage plans by CMS. There are three services currently offered, each specific to Medicare Advantage payors.

Medicare Secondary Payer. Medicare Secondary Payer interfaces with CMS to confirm member eligibility records, correct inaccuracies, and help restore and preserve underpaid premium dollars.

End Stage Renal Disease. ESRD identifies Medicare Advantage plan members with missing ESRD statuses at CMS, works with dialysis centers and CMS to correct the statuses and help restore and preserve underpaid premiums.

Part D OHI. Launched in late 2020, Part D OHI leverages analytics to identify Medicare Advantage plan members where the Part D Pharmacy Coverage on file with CMS is inaccurate. Updates correct information directly to the CMS source file to improve compliance, efficiencies and member satisfaction.
Strategy
MultiPlan operates in the healthcare market, which continues to grow each year as a result of aging, growth in services and technology. MultiPlan works on the front lines of these trends, working to reduce healthcare costs, and has established itself as a leader in the Payor Out-of-Network segment. With our decades-long strategic relationships with payors, we believe that we can further deepen our relationships with payors by providing new products and services that address additional cost savings opportunities. Further, with our proprietary data and algorithms, we have a growth opportunity to expand into services that support our payors, providers and consumers to service the healthcare market more completely. We intend to seize the opportunity to address a larger market and grow our revenues by executing our enhance, extend, and expand strategy.
The first part of our strategy is enhancing the platform by improving and innovating upon our existing core products through combining proprietary data with third party data, further deploying artificial intelligence and machine learning, and increasing cross selling activity with our payor customers.

The second element of the strategy is extending the platform by deepening penetration in under-performing customer segments. The initial target segments are the in-network cost management product segment, government programs such as Medicare Advantage and Managed Medicaid, TPAs and P&C.

The third element of the strategy is to expand the platform by adding new business models to deliver value-added services for our providers and consumers. This strategy is a natural progression given the 1.2 million providers under contract and the more than 60 million consumers who have access to MultiPlan's services. Our data, algorithms and service components can be leveraged by MultiPlan, our payor customers, and partner software companies to tackle some of providers' and consumers' biggest pain points such as transparency of patient medical bills and consumer financing of medical expenses.

Markets
Substantially all of MultiPlan's services are available in all 50 U.S. states and the District of Columbia. All services are available to all customers regardless of geographic location, company type or size.
Group Health
The rising cost of healthcare to employers and a focus on slowing the growth of healthcare expenditures are increasing the importance of cost management and payment integrity solutions such as those offered by MultiPlan. The demographic shifts caused by an aging population are expected to lead to more utilization while increased treatment sophistication will drive the cost of care.
Government Programs

Government health programs with growing member bases increasingly require cost management and payment integrity services, and we have recently leveraged our network and payment integrity assets to compete in the Medicare, Managed Medicaid and other public sector markets. The Affordable Care Act, related regulations and administrative actions, and an aging population are driving increased membership in state and federal government funded health insurance programs. Membership in Medicare is growing by an estimated 10,000 people every day, and as of December 31, 2020, 39 states and the District of Columbia have committed to Medicaid expansion under the Affordable Care Act. With over 80% of Medicaid enrollees receiving services through managed care in 2018, Managed Medicaid penetration is also expected to increase as a result of Medicaid expansion.
Workers' Compensation
Workers' compensation insurers must pay both the indemnity costs and the medical costs associated with an injured worker. Recent trends in medical cost inflation have become a major driver in the overall cost growth for workers' compensation insurers. Medical services today constitute about 60% of workers' compensation claims costs, up from 40% in the early 1980s. Rising medical costs have increased focus on cost management measures for the medical portion of workers' compensation insurance claims through network and analytics-based cost reductions and improved payment accuracy.
Auto Medical
Auto insurance carriers face both costs from auto damage and medical claims. Economic losses for bodily injury liability claims increased 10% annually from 2012 – 2017, well above the 3% annual medical inflation rate, with medical expenses accounting for 79% of claimed losses. Given anticipated medical cost inflation, this trend is expected to continue into the future. Similar to the aforementioned markets, the increasing costs are driving auto insurance carriers to seek out cost management and payment accuracy solutions for the medical cost portion of auto insurance claims.
Customers

Our customers are payors, such as large national insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, bill review companies, Taft-Hartley plans and other entities that pay medical bills in the commercial healthcare, government, workers' compensation and auto medical markets. We believe that we have strong relationships with our customers, which include substantially all of the largest health plans. We have a diversified customer base and long-standing relationships with our top customers. Our two largest customers accounted for approximately 35% and 20%, respectively, of our full year 2020 revenues. Contract terms with larger customers are often three and as many as five years, while mid- to small-sized customer contracts are often annual and typically include automatic one year renewals. However, we continue to experience high renewal rates and our top ten customers based on full year 2020 revenues have been customers for an average of 25 years. Our customer relationships are further strengthened by high switching costs for our customers as MultiPlan is both electronically linked to customers in their time-sensitive claims processing functions and its logo is often featured on commercial customers' membership cards when networks are used.
Network

As of December 31, 2020, our network includes over 1,200,000 healthcare providers. MultiPlan's team of approximately 100 network development professionals manages these network relationships across our Primary and Complementary PPO Networks. For both networks, the team is responsible for strengthening our existing relationships with these providers. For existing providers, the goal of the network development team is to help providers maintain participation across products as well as increase the discounts the providers extend to our customers that utilize our provider networks.

In addition, the network development team is responsible for executing new contracts with providers that are not currently affiliated with our networks, either under our own contracts or on behalf of a payor that seeks to outsource its network development function. We strategically grow the number of providers that participate across all network product lines so we can continue to increase the value we provide to our customers. The network development team manages a sophisticated program of data mining, profiling, recruiting and ultimately contracting with new providers. An incentive driven pay-for-performance plan measures and rewards the success of our network development team.
Sales and Marketing
Our largest customers are serviced by a team of national account managers and senior executives responsible for continued growth of the relationship. The account team partners strategically with our customers, leveraging our Healthcare Economics unit to mine the customer's data and proactively present opportunities to the customer to improve performance and competitive position. This team also delivers account service, including daily claims management, requests for proposal, service inquiries and other marketing and operational support functions. The national account managers are compensated with a base salary plus bonus linked to customer retention.
The majority of our customers are serviced by a dedicated team of account managers and account service professionals organized into three market-focused departments — Commercial Health, Property and Casualty, and Government. These teams also include sales professionals responsible for new customer acquisition. The market-focused account managers are responsible for relationship management as well as for growing revenue through expanded use of services. They are compensated with a base salary plus a bonus and commission based on customer retention and revenue from upselling new products. The sales professionals are compensated with a base salary plus commission based on revenue from new customers. Sales and upselling efforts are supported by a marketing team which generates leads, builds brand awareness, implements and educates customers and develops proposals.
Information Technology

We believe that our IT platform provides us with a substantial competitive advantage. We have made significant investments in upgrading our IT infrastructure enabling us to automatically process significantly more transactions with greater accuracy and greatly improving our capacity to continuously serve our customers. Our IT is certified under HITRUST, NIST and AICPA SOC programs and in May 2020, we were rated at the top of our peer group by BitSight, an IT security rating organization. Our proprietary network repricing application is capable of returning approximately 99% of repriced claims to our payor customers on the same day. In 2020, our payment integrity and reference-based pricing services returned 99% and 97%, respectively, of claims within one day. Our proprietary negotiation application features portal technology with electronic signature acceptance, sophisticated claim distribution and prioritization algorithms enhanced with machine learning. We have implemented connectivity via EDI or direct integration using web services with all of our top customers. During 2020, nearly all of the claims processed in our system were received via EDI or direct web service integration. As we process more claims through EDI and direct web service integration, our substantial back office interconnectivity significantly reduces complexity and the number of processing errors. Because our IT platform is scalable, it is able to absorb substantial increases in volume at minimal marginal costs.
Competition
MultiPlan's competitors vary by service as follows.

Analytics-Based Services. MultiPlan competes with a variety of medical cost management companies for negotiation and reference-based pricing services. We compete for these services on the basis of savings effectiveness, provider acceptance, and plan member satisfaction. Workflow and claim processing technology, user interaction and analytic algorithms are key competitive advantages. MultiPlan's competitors for these services typically include Zelis and reference-based pricing services such as 6Degrees, AMPS, ClearHealth Strategies, ELAP Services, and PayerCompass.
Network-Based Services. We compete directly with other independent PPO networks, which are primarily regional, and with PPO network aggregators. We compete with independent PPO networks primarily on the basis of network discounts and access, but also on the basis of quality, independence and price. MultiPlan's nationwide Primary PPO Network is NCQA accredited, which we believe provides assurances to payors and consumers regarding the quality of the providers in our network. Because some independent PPO networks are owned by large commercial payers, our customers may prefer to purchase PPO network services from a fully independent vendor. PPO aggregators offer national access by patching together third-party networks, in some cases including MultiPlan's network. While aggregators rely on third-party networks, MultiPlan's network features direct contracts with 98% of its participating providers. MultiPlan's competitors for these services typically include First Health, TRPN, and Zelis.

Payment and Revenue Integrity Services. We compete with a variety of larger and smaller vendors of payment and revenue integrity services. Our Payment Integrity solutions compete on the basis of analytic breadth and depth, human expertise and scope. Virtually all payment integrity competitors originated as post-payment specialists and to varying degrees have migrated services to a pre-payment modality, while our services were built to focus on examining claims before payment occurs and now, with the recent acquisition of DHP, we have a broader capability to address post-payment integrity. Our Revenue Integrity solutions compete on the basis of identification and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors. MultiPlan's competitors for these services typically include Change Healthcare Inc., Conduent, Cotiviti, Inc., Optum, SCIO and The Rawlings Group.
Government Regulations

We believe that each of MultiPlan's service offerings bears less risk than other healthcare businesses that bear insurance risk and bill federal healthcare programs or directly provide care. While we support our customers that are regulated entities, we generally are not directly regulated or face significantly lower levels of regulatory complexity. We function as a transaction processor and we believe we have limited risk for services or billing.

MultiPlan does not deliver health care services, provide or manage healthcare services, provide care or care management. We do not bear insurance, underwriting, payment, malpractice or reimbursement risks, nor do we adjudicate or pay claims. Our business is compensated directly by private payor customers, not by Medicare, Medicaid or other government healthcare programs. In some instances, we provide services to payors that contract directly with a federal or state agency. In those instances we may be subject to certain federal and state law requirements associated with those programs, and a failure to comply with those requirements could subject us to criminal or civil penalties, debarment or exclusion from government health care programs.
We are, however, subject, either directly or indirectly through our customer relationships, to federal and state laws and regulations governing privacy, security and breaches of patient information and the conduct of certain electronic health care transactions, including, for example, HIPAA, which imposes rules protecting individually identifiable health information and setting national standards for the security of electronic PHI. We are a "Business Associate" (as defined by HIPAA) of our customers. As such, we must comply with all applicable provisions of HIPAA, including the HIPAA Security Rule and applicable provisions of the HIPAA Privacy Rule and the Breach Notification Rule.
In addition, we are subject to certain state licensure and/or certification laws and other state and federal laws and regulations governing our operations and our products. Among other examples, contracts governing our relationships with healthcare providers may be subject to the federal Anti-Kickback Statute, federal False Claims Law and comparable state laws, as well as state laws prohibiting fee-splitting and the corporate practice of medicine and state and federal laws regarding transparency. Furthermore, we may be subject to some state laws regulating the ability of PPOs to allow broad access to their provider networks. We may directly or indirectly be subject to state and federal regulation regarding the payment of out of network claims, including regulations regarding the determination of payment amounts and what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations, as well as regulations targeting surprise billing and requiring transparency.

For example, the Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, included the No Surprises Act, which will necessitate new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage and may require changes to the conduct of our business or operations. The law requires such plans and issuers that provide benefits with respect to emergency services to provide coverage for emergency services provided by non-participating providers and emergency facilities without imposing prior authorization requirements, more restrictive coverage limitations or greater cost-sharing requirements than would apply if the emergency services were provided by participating providers or emergency facilities. The law enables non-participating providers or facilities and such plans and issuers to address payment disputes for certain claims through a 30-day open negotiation period or, if such negotiations fail through an independent dispute resolution process. The No Surprises Act will also require new compliance efforts by non-participating providers and facilities. For example, beginning in 2022, the law prohibits the imposition of cost-sharing requirements by non-participating providers providing items and services in participating facilities if certain notice and consent requirements are not satisfied, including the provision of information, such as a good faith estimate of potential charges, at least 72 hours before the individual receives out-of-network items or services. The law will be implemented through regulations that establish an independent dispute resolution process and a methodology for calculating median contract rates, which are referred to in the law as "qualifying payment amounts." Certified independent dispute resolution entities must consider these qualifying payment amounts (market adjusted for the Consumer Price Index) when making a determination as to which proposed payment amount (either provider's or payor's) to select. Regulations will also create a process for auditing group health plans and health insurance issuers to ensure that plans and coverage are in compliance with such requirements.

We may directly or indirectly be subject to regulation in some states regarding the application of payment integrity edits to claims, including regulations impacting what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations. Our services may directly or indirectly be subject to state regulations specifically covering certain categories of clients, such as workers compensation insurers and auto medical insurers. We regularly monitor legislative and regulatory activity in all states and at the federal level that could impact any of the products we offer in all relevant market segments. In addition, we are committed to supporting our clients in meeting their regulatory obligations, so we work cooperatively with them in establishing processes and procedures that comply with applicable requirements.

While we believe that we are in compliance with such laws and regulations and we will undertake efforts to comply with new laws and regulations, once effective, a failure to comply with these laws and regulations could adversely affect our contractual relationships and possibly expose us to civil or criminal sanctions by federal or state authorities. Please see the section entitled "Risk Factors — Risks Related to our Business and Operations."
Human Capital

We employed approximately 2,000 people as of December 31, 2020, substantially all of whom are full time employees and none of whom are covered by unions. We believe that we have a good relationship with our employees.

We strive to create a workplace that fosters mutual respect and collaboration, where talented individuals from all backgrounds, perspectives and abilities can participate and perform their best work. In 2020, we formed a Diversity, Inclusion and Belonging ("DIB") Governance Committee to establish, oversee and advance MultiPlan's DIB program. The committee seeks to champion and foster organizational changes with a dedicated focus on DIB priorities, to facilitate the integration of the DIB program with the Company's corporate objectives and values, to create accountability for program results and to engage and communicate with the MultiPlan community on all DIB efforts.

MultiPlan partners with America's Job Exchange, in the recruiting process, to ensure job postings are distributed to diversity websites to expand visibility to individuals seeking employment opportunities from a wide variety of backgrounds. We also partner with local CareerOneStop services for outreach and participate in job fairs.

The Company offers competitive pay, and a robust benefits package, including healthcare benefits, flexible spending accounts, life insurance, short-term and long-term disability plans, a generous PTO policy, and a 401(k) Plan with employer match. We also offer voluntary wellness programs which can result in reduced benefit premiums, employee assistance programs, tuition assistance programs, voluntary benefits programs (including home & auto insurance, pet insurance, legal services, etc.), summer hours and employee referral programs. In addition, children of eligible full-time employees may qualify for the MultiPlan scholarship program. Through our MultiPlan ACTS program, we are able to provide financial assistance for employees experiencing hardship; the program is funded 100% from employee donations and is administered by the ACTS Committee, comprised of MultiPlan employees.

We believe that education is essential to MultiPlan employees’ professional growth and our organization's success. To support this belief, our Corporate Education Department offers many learning opportunities beginning with our new employee orientation and continuing with our ongoing operational and compliance training plus a variety of optional courses to help employees further their career development on topics such as: business management, personal productivity and working with teams.

We also believe that it is important to foster employee feedback and recognition. We utilize our MultiSTAR: MultiPlan Service Talent Achievement & Reward program to allow colleagues an opportunity to acknowledge co-workers for their great work and to recognize their professional accomplishments.

Available Information

MultiPlan was founded in 1980. MultiPlan which is the resulting parent company following the Transactions, is a Delaware corporation. Our principal executive offices are located at 115 Fifth Avenue, New York, New York 10003 and our telephone number at that address is (212) 780-2000.

Our website is located at www.multiplan.us, and our investor relations website is located at www.investors.multiplan.us. No information contained on these websites is intended to be included as part of, or incorporated by reference into, this Annual

Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports that we file or furnish with the SEC.
Item 1A.    Risk Factors
RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Summary of Key Risks

The following summary highlights certain of the principal risks and uncertainties included in the discussion of risk factors below. This is not a complete list of the risks set out in this section and readers are encouraged to review this section in its entirety for a more fulsome understanding of the risks and uncertainties that may impact the Company.

•Business and Operations Risks
◦The impact of the COVID-19 pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
◦Our success is dependent on retaining, and the success of, our customers as we depend on a core group of customers for a significant portion of our revenues.
◦If we are unable to preserve or increase our market share or maintain our PPO networks, our results may be adversely affected.
◦The market for our services is fragmented and competitive and we may not be able to maintain our competitive position in the market.
◦If competition or pricing pressures increase, our growth and profits may decline.
◦The inability of our customers to pay for our services could decrease our revenue.
◦Our PPO networks may experience decreases in discounts from providers, thereby adversely affecting our competitive position and revenue.
◦We depend on our providers to maintain the profitability of our business and expand our operations.
◦If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, we may not be able to support our operations.
◦Pressure from healthcare providers, and/or changes in state laws, regarding access to preferred provider networks may adversely affect our profitability and ability to expand our operations.
◦We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans.
◦We may not successfully enter new lines of business and broaden the scope of our services.
◦If we are unable to identify, complete and successfully integrate acquisitions, our ability to grow our business may be limited and our business, financial position and results of operations may be adversely impacted.
◦We may be unable to obtain additional financing to fund our operations or growth.
◦Changes in the healthcare industry could adversely affect us.

•Risks Related to Information Technology Systems
◦We depend on uninterrupted computer access for our customers and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative service providers.
◦Computer systems like ours could suffer security and privacy breaches or incidents that could negatively impact our business and reputation, harm both us and our customers and create liability.

◦Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.

•Other Business and Operations Risks
◦We have identified two material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations.

•Risks Related to the Healthcare Industry and other Legal Regulations
◦We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing health care laws and regulatory interpretations on a state or federal level may adversely affect us.
◦New federal and state laws and regulations could force us to change the conduct of our business or operations or affect our ability to expand our operations into other states.
◦Our use and disclosure of individually identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.
◦Heightened enforcement activity by federal and state agencies may increase our potential exposure to damaging lawsuits, investigations and other enforcement actions.

•Risks Related to Indebtedness
◦Our level of indebtedness and current leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
◦Despite our current leverage, we and our subsidiaries may still be able to incur substantially more indebtedness, including secured indebtedness.
◦Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
◦Our debt agreements contain restrictions that limit our flexibility in operating our business.

•Risks Related to Our Common Stock
◦H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
◦Our charter designates a state court within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us and may discourage such claims.
◦A significant portion of our Class A common stock is restricted from immediate resale, but may be sold into the market in the future, which could cause the market price of our Class A common stock to drop significantly.
◦We are currently and may in the future be subject to securities litigation, which is expensive and could divert management attention.

For a more complete discussion of the material risks facing our business, see below.

Business and Operations Risks
The impact of the COVID-19 pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.

In December 2019, a novel strain of coronavirus surfaced and has spread to many countries. The resulting disease, COVID-19, has been characterized as a pandemic by the World Health Organization. The global outbreak of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread and severity of the COVID-19 pandemic; the duration of the pandemic; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat SARS-CoV-2, the virus that causes COVID-19, and mutations thereof; the administration of vaccines for COVID-19 or other effective treatments for COVID-19, the pace of which remains uncertain, and the efficacy of vaccines against new mutations; the impact of the pandemic on economic activity; the extent and duration of the effect on healthcare demand and treatment patterns; and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. For example, there has been a decrease in patient visits to hospitals and providers due to risk and fear of exposure to COVID-19, as well as decreases in, or temporary moratoriums on, elective procedures, which may be reimposed in the future. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs, all of which are highly uncertain and cannot be predicted.

As the COVID-19 pandemic and any associated protective or preventative measures continue to spread in the United States and around the world, we may experience disruptions to our business. Risks and uncertainties presented or exacerbated by the ongoing effects of the COVID-19 pandemic, or any future pandemics, include the following:

•impact of the pandemic on our results and financial position due to the significant uncertainty in relation to the duration and challenges that the ongoing pandemic may have on the healthcare industry and us at this time, including increases in unemployment and reductions in participants covered by our customers' plans and related services;

•effects of new laws and pandemic relief and economic stimulus measures on our and our customers' business;

•effects of pricing pressure and/or decreases in discounts from providers on COVID-19 related treatments;

•the inability of our customers to pay for our services;

•the loss of key members of our management team;

•changes in our regulatory environment, including healthcare law and regulations;

•the ability to implement or expand information systems or network infrastructure, or expand our workforce, while shelter-in-place and other pandemic related restrictions are in effect;

•changes in our industry;

•heightened enforcement activity by government agencies, in particular with respect to government subsidized or funded COVID-19 treatments;

•interruptions or security breaches of our information technology systems, in particular while our and our customers' workforce are working remotely;

•the expansion of privacy and security laws;

•our ability to identify, complete and successfully integrate recent and future acquisitions; and

•our ability to pay interest and principal on our notes and other indebtedness.
These risks and uncertainties and other disruptions related to the COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations.

Our success is dependent on retaining, and the success of, our customers as we depend on a core group of customers for a significant portion of our revenues.

If significant customers terminate or do not renew or extend their contracts with us, our business, financial condition and results of operations could be adversely affected. Our customer contracts generally permit our customers to terminate with relatively short notice, including without cause. Our two largest customers accounted for approximately 35% and 20%, respectively, of our revenues for the year ended December 31, 2020. If we lose any one of our largest customers, one of our largest customers reduces its use of our services, or if any one of our largest customers negotiates less favorable terms with us, then we will lose revenue. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
Many organizations in the insurance industry are consolidating, which could also result in the loss of one or more of our significant customers. To the extent that these consolidation trends do not cause the loss of customers, we could nevertheless encounter greater customer concentration as our customers become parts of larger organizations. In addition, we could lose significant customers due to competitive pricing pressures or other reasons. Any of the foregoing factors could also result in us receiving a lower ranking in our customer's claims matching process, which would reduce the number of claims we match and as a result would reduce our revenues. Due to the substantial fixed costs in our business, the loss of a significant customer or receiving a lower ranking in our customers' claims matching process could cause a material decline in our profitability and operating performance.
Our success is also dependent on our customers' ability to attract individuals to join their health plans. Many individuals receive their coverage through their employer, and thus employers play a large role in selecting which health plan their employees use. Our customers may also lose members due to competition or if businesses reduce headcount and thus the number of employees who receive health insurance. In addition, our customers may reduce the scope of the health coverage they provide, which may then result in us matching fewer claims. If our customers suffer a decline in the number of members of their health plans or reduce the scope of the insurance coverage they provide, fees from the number of claims we match and the amount of PEPM fees we receive may decrease, which may have a material adverse effect on our business, financial condition and results of operations.
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
The market for our services is fragmented and competitive and we may not be able to maintain our competitive position in the market.
We face competition from HMOs, other independent PPOs, insurance companies and other managed healthcare companies and providers of non-network repricing services such as fee negotiation. In addition, some of our competitors have introduced enhanced PPO network products that increase the proportion of contracted in-network provider utilization as compared to out-of-network utilization. These products compromise the market position of our traditional out-of-network lines of business by reducing out-of-network utilization.
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
Our PPO networks receive discounts from healthcare providers (such as acute care hospitals, practitioners and ancillary facilities) who participate in such networks. These discounts could be reduced by the healthcare providers' desire to increase their net level of reimbursement or to offset reductions, or lack of adequate increases, in reimbursement from payors or from our PPO competitors, any of whom may have greater market penetration and/or the ability to direct more patients to such providers. Any such reductions may reduce our revenues and make our network less attractive to our customers.
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
Competition for professionals across our business can be intense, as other companies seek to enhance their positions in the markets we serve. In addition, competition for experienced talent in our faster growing geographic areas, such as Illinois, and Texas, continues to intensify, requiring us to increase our focus on attracting and developing highly skilled employees in these strategically important locations.

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
A number of healthcare providers have historically sought and in the future may seek to limit access to their contractually negotiated network discounts by, for example, limiting either the type of payor or the type of benefit plan that may access a contractual network discount. In addition, some states have proposed legislation designed to regulate the secondary PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. For example, certain states have proposed or implemented laws limiting access to provider networks by requiring that the applicable network be identified on a member's identification card in order for the network discount to apply. Although many of our network offerings are branded, such that members carry identification cards branded with our network logo, we also operate a non-logo business. Where enacted, such laws may adversely affect our non-logo business by limiting our ability to continue this business in existing markets or to expand it into new markets.
We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans.

In support of our growth strategy, we have developed, and will continue to develop, new or additional strategic plans which include initiatives across sales and marketing, product development and mergers and acquisitions, and efficiency measures to help self-fund some of the necessary investments to support these initiatives.

We cannot assure you that we will be able to successfully execute our strategic plans in the short term, or at all, or realize the expected benefits of such plans. A variety of risks could cause us not to execute such plans or realize some or all of the expected benefits therefrom. These risks include, among others: higher than expected implementation expenses; delays in the anticipated timing of activities related to such initiatives, in particular with respect to the development and deployment of additional sales and marketing professionals and achievement of certain technology-related product development goals, which will require significant external resources; failure to realize estimated savings from our efficiency measures or, if realized, an inability to sustain such cost savings over time; and the risks and uncertainties inherent in pursuing acquisitions as a portion of our growth strategy in light of our limited acquisition and integration experience. Our ability to successfully manage the organizational changes that may be necessary to implement our strategic plans is important for our future business success. In particular, our reputation and results of operations could be harmed if employee morale, engagement or productivity decline as a result of organizational or other changes we effect as part of our implementation efforts.

Moreover, our implementation of these initiatives may disrupt our operations and performance, and distract management from day-to-day operations and other on-going initiatives, including initiatives relating to becoming a public company, and challenges, such as those presented by the COVID-19 pandemic. Additional costs associated with executing on our strategic plans, or the failure to achieve the estimated cost savings from efficiency initiatives may adversely impact our results of operations. Some of these expenses, such as the implementation of certain technology-related initiatives, may increase our fixed overhead costs for the foreseeable future and we may be unable to reduce these costs if such initiatives do not progress according to plan.

If, for any reason, the benefits we realize are less than our estimates, or our improvement initiatives adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
We may not successfully enter new lines of business and broaden the scope of our services.

We have entered into new lines of business that are adjacent to our existing lines of business and have broadened the scope of our services, such as the recent expansion of our Payment and Revenue Integrity Solutions Services and introduction of our Reference-Based Pricing and Value-Driven Health Plan Services Solutions, and may in the future enter into non-adjacent lines of business. We may not achieve our expected growth if we do not successfully enter these new lines of business and broaden the scope of our services. Entering new lines of business and broadening the scope of our services may require significant upfront and ongoing expenditures that we may not be able to recoup in the future. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business. These efforts may also divert management's attention and expose us to new risks and regulations. As a result, entering new lines of business and broadening the scope of our services may have material adverse effects on our business, financial condition and results of operations.
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

We may not be able to identify, complete and successfully integrate acquisitions in the future and any failure to do so may limit our ability to grow our business. Our acquisition strategy involves a number of risks, including:

•our ability to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•competition for acquisition targets may lead to substantial increases in purchase prices or one of our competitors acquiring one of our acquisition targets;

•our continued dependence on access to the credit and capital markets to fund acquisitions;

•prohibition of any of our proposed acquisitions under United States or foreign antitrust laws;

•the diversion of management's attention from existing operations to the integration of acquired companies;

•our inability to realize expected cost savings and synergies;

•expenses, delays and difficulties of integrating acquired businesses into our existing business structure, which risks are heightened for large-scale acquisitions; and

•difficulty in retaining key customers and management personnel.
We recently acquired HST and DHP and our ability to realize the benefits we anticipate from these and future acquisitions, including anticipated cost savings and additional sales opportunities, will depend in large part upon whether we are able to integrate such businesses efficiently and effectively. Integration is an ongoing process and we may not be able to fully integrate such businesses smoothly or successfully and the process may take longer than expected. Further, the integration of certain operations and the differences in operational culture will continue to require the dedication of significant management resources, which may distract management's attention from day-to-day business operations and from the evaluation of future acquisition targets. If we are unable to continue to acquire and efficiently integrate suitable acquisition candidates, our ability to increase revenues and fully implement our business strategy may be adversely impacted, which could adversely affect our business, financial position and results of operations. If we are unable to continue to acquire and efficiently integrate suitable acquisition candidates, our ability to increase revenues and fully implement our business strategy may be adversely impacted, which could adversely affect our business, financial position and results of operations.

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

Our business is dependent on a variety of factors, including our ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the services we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of payors were to seek price concessions directly from providers. In addition, substantial changes in the health care industry, such as the enactment of laws and the adoption of regulations unfavorable to us or our relationships with payors and providers, including the No Surprises Act in the recently enacted Consolidated Appropriations Act, 2021, and other state laws and regulations aimed at addressing "surprise" billing (medical bills that arise when an insured patient receives care from an out-of-network provider resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single payor healthcare system in the United States or changes caused by, or that result from, the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation.

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

Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers are sometimes made party to such suits or involved in related litigation. We and our subsidiaries have and may, in the future, become involved in such litigation.

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

If lawsuits of this type proliferate, they could materially adversely affect our results. In addition, lawsuits of this type may affect insurers' use of our cost management services.

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

Risks Related to Information Technology Systems
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
We currently operate servers and maintain connectivity from multiple facilities. Despite our implementation of standard network security measures, our infrastructure may be vulnerable to computer viruses, physical break-ins, attacks by hackers and similar disruptive problems caused by customers or other users. Computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. In addition, our safeguards may not prevent incidents of inappropriate and/or unauthorized access to protected health information or other personally identifiable information by our employees, contractors, and/or unauthorized actors. Such incidents may result in unauthorized use, disclosure, modification or deletion of protected health information or other personally identifiable information that is transmitted or stored over our networks.
A security or privacy breach may:
•expose us to liability under federal and state laws related to the privacy and security of protected health information and other personally identifiable information, including liability to the individuals who are the subject of the information and/or the parties to whom we are contractually obligated, and subject us to fines or penalties;

•increase operating expenses as necessary to investigate security breaches and notify affected individuals, remediate and/or enhance security controls, comply with federal and state regulations, defend against and resolve actual and potential claims, implement and maintain any additional requirements imposed or adopted by reason of such claims or by government action, and take action to manage public relations issues and preserve our reputation; and
•harm our reputation and deter or prevent customers from using our products and services, and/or cause customers to find other means to achieve cost savings, including by switching to a competitor or by in-sourcing such services.
These problems could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which may deter potential customers from doing business with us and give rise to possible liability to such customers and/or individual users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular. A significant customer security breach of this sort could result in loss of customers, loss of revenues, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses.

While we carry network-security and privacy insurance to cover events of the sort described above, the coverage may not be adequate to compensate us for losses that may occur by reason of such events.
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
If our ability to expand our network and technology infrastructure is constrained, we could lose customers and that loss could adversely affect our operating results.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our network and technology infrastructure and other resources and further expansion of our operations will require substantial financial resources. Our growth strategies include the evaluation of opportunities in new geographic markets as well as in adjacent and new market verticals. Any expansions into such markets could significantly increase the demands placed on our network and technology infrastructure. To accommodate such growth, we must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, changing customer requirements and current and future growth initiatives. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process, reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. Projecting such needs may be particularly difficult for new solutions and services or for the expansion of existing solutions and services into international or other markets in which we have limited or no prior experience. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information technology systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors or in-source such services.
Other Business and Operational Risks
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
Prior to the consummation of the Transactions, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audits of our consolidated financial statements as of December 31, 2019 and 2020, and for the years ended December 31, 2018, 2019 and 2020, we identified two material weaknesses in our internal control over financial reporting.
•we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, including condensed timelines to close and sufficient oversight of internal control over financial reporting; and
•we did not maintain sufficient formal accounting policies, procedures, and controls for accounting and financial reporting with respect to the requirements and application of public company financial reporting requirements, including accounting for debt and equity arrangements.
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

Our management anticipates that our internal control over financial reporting will not be effective until the above material weaknesses are remediated. If our remediation of these material weaknesses is not effective, or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the NYSE listing requirements, investors may lose confidence in our financial reporting, and the price of our Class A common stock may decline as a result. As further discussed in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we have implemented a remediation plan and, while progress has been made to remediate both material weaknesses, they will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that associated controls are effective. Therefore, while we expect to have remediated the material weaknesses well in advance of December 31, 2021, there is no guarantee that our remediation plan will be successful or that our remediation efforts will be completed prior to the audit of our 2021 financial statements.
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
Based on the results of the annual impairment test as of December 31, 2020, the fair values of our assets exceeded the carrying value, and goodwill was not impaired. The current goodwill impairment analysis incorporates our expectations for moderate sales growth and the overall outlook was consistent with our long-term projections.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock. We are required to be in compliance with the provisions of the Sarbanes-Oxley Act by the end of our fiscal year ending December 31, 2021.
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
As a result of the Transactions, we are required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company and do not qualify for the exemptions and transition periods available to "emerging growth companies." As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past.
Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.
Risks Related to the Healthcare Industry and other Legal Regulations
We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing health care laws and regulatory interpretations on a state or federal level may adversely affect us.
The healthcare industry is subject to extensive and evolving federal, state and local regulations, including among other things, laws and regulations relating to:
•health benefit plans subject to ERISA;
•privacy and security of patient information, including HIPAA;
•the conduct of operations, including fraud and abuse, anti-kickback, patient inducement and false claims prohibitions;
•the operation of provider networks, including transparency, access, licensing, certification and credentialing requirements;
•the methods of payment of out of network claims, including "surprise" billing;
•health information technology;
•breach of duty, the corporate practice of medicine and fee-splitting prohibitions;
•laws and regulations relating to business corporations in general;

•additional restrictions relating to our ability to utilize the claims data we collect from providers; and
•payors subject to the requirements for health reform under the Affordable Care Act.
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
Federal Legislation
In recent years, Congress has introduced and, in some cases, passed a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of health care spending, to broaden access to health care services, to prohibit, restrict or address "surprise" billing by out of network providers and to change the operating environment for health care providers and payors.

We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations. Healthcare reform laws such as the Affordable Care Act have had a significant impact on the health care industry, including changing the manner in which providers and payors contract for services. In addition, under the Affordable Care Act payors are required to meet certain financial criteria. While these obligations directly affect many of our customers, the obligations may also affect the contract terms and relationships between us and those customers. In addition, the Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, included the No Surprises Act, which provides new protections for patients from "surprise" bills, creates new processes for payments to non-participating providers and facilities, and necessitates new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage, as well as non-participating providers and facilities. While we currently service payor customers that are already subject to state-level "surprise" billing legislation, we cannot assure you that the No Surprises Act and its implementing regulations, once proposed and finalized, or any other initiatives aimed at addressing "surprise" billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our customers or result in additional compliance costs.
Since its enactment, there have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the former Trump Administration to repeal or replace certain aspects of the Affordable Care Act, and we expect there will be additional challenges, amendments and modifications to the Affordable Care Act in the future.

For example, effective January 2019, the Tax Cuts and Jobs Act reduced to $0 the financial penalty associated with not complying with the Affordable Care Act's individual mandate to carry qualifying health coverage insurance. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Further, because the financial penalty associated with the individual mandate was effectively eliminated, a federal district court in Texas ruled in December 2018 that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate but remanded for further consideration of how this affects the rest of the law. On March 2, 2020, the U.S. Supreme Court granted petitions for writs of certiorari to review this case and the Court held oral argument on November 10, 2020. On February 10, 2021, the United States Department of Justice notified the Court that as a result of the change in presidential administrations, the current position of the United States is that the amended financial penalty provision is constitutional, and if the Court were to conclude that the provision was unconstitutional, the provision is severable from the remainder of the Affordable Care Act. The case is expected to be decided in mid-2021. It is unclear how this decision will impact the Affordable Care Act or our business. The law remains in place pending appeal. It is uncertain the extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition. Although the Affordable Care Act has not caused us to significantly change our customer contracts or other aspects of our business, it is difficult to quantify the financial impact of the Affordable Care Act and there can be no assurances that we will not be adversely impacted in the future.

Other legislative or regulatory changes that could significantly harm us include, but are not limited to, changes that:
•increase the number of individuals covered by government entitlement programs such as Medicare and Medicaid as opposed to private health insurance plans;
•impact the operation of provider networks, including changes relating to transparency, access, licensing, certification and credentialing;
•limit contractual terms with providers, including audit, payment and termination provisions; and
•impose additional health care information privacy or security requirements.
As a result of the recent 2020 U.S. presidential and congressional elections, there are renewed and reinvigorated calls for health insurance reform, which could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our revenues or inhibit our business or operations. We cannot predict what impact, if any, U.S. federal and state health reforms or other government proposals and activities, which include efforts to change or reform the administration or interpretation of government health care programs, laws, regulations or policies, might have on us, but such changes could impose new and more stringent regulatory requirements on our activities, which could adversely affect our business, results of operations and financial condition. Accordingly, there can be no assurance that such activities will not limit the expansion of our business, impose new compliance requirements on us or have a material adverse effect on our business, financial condition and results of operation. The passage and implementation of new federal laws or regulations that govern the conduct of our business could significantly impact or restrict our ability to carry on our business as currently conducted and could have a material adverse impact on our business, financial condition and results of operations.
State Legislation
State laws and regulations governing our business vary widely among the states in which we operate, and include laws requiring credentialing of all network providers and "any willing provider" laws requiring networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. There is little regulatory or judicial guidance with respect to the application of such laws and in some cases they may increase the costs of operations in such states.
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

Some states have also considered legislation designed to regulate the PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. State laws limiting access to provider networks may affect our ability to continue certain lines of business in existing markets or expand such business into new markets. Some states have also recently considered legislation designed to regulate the manner in which certain insurers should pay for certain categories of out of network claims or aimed at addressing "surprise" billing by out of network providers, and it is uncertain how state proposals may change as a result of the recently enacted No Surprises Act. State laws regulating the basis of payment may affect our ability to continue certain lines of business in existing markets or expand such business into new markets and the contractual terms and relationships between us and our customers.
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

State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, privacy, confidentiality, security, availability and integrity of individually identifiable information, including protected health information, or PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our clients, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to state patient confidentiality and other laws that are not preempted by HIPAA, including those that are more stringent than HIPAA.
If we were found to have breached our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the OCR and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys' fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches. In addition, we may not be able to prevent incidents of inappropriate use or unauthorized access to PHI by our employees or contractors. Any such breaches could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.

Numerous other state, federal and foreign laws govern the collection, dissemination, use, disclosure, access to, confidentiality and security of health information and personal data, breaches of such information, and actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers or individuals. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical information and personal data and that address data breaches. The Federal Trade Commission, or FTC, and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. For example, the California Consumer Privacy Act (the "CCPA") established a new privacy framework for covered businesses and provided new and enhanced data privacy rights to California residents. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. Additionally, the new California Privacy Rights Act (the "CPRA") was approved by voters in the 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and restricting the use of sensitive personal information, including health information. As with HIPAA, these laws may apply directly to our business or indirectly by contract when we provide services to other companies. We are currently evaluating potential growth opportunities, including opportunities that involve the processing and analysis of third-party data which may include PHI or other protected personal information, which could increase our compliance obligations and may subject us to state, foreign, federal or other laws that we are not currently subject. In the event that we are found out of compliance with applicable state, federal and foreign laws and regulations, we could potentially be subject to civil or criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.
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
A number of laws bear on our relationships with physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. Judicial and regulatory interpretation or other guidance regarding the application of these types of laws to businesses such as ours is limited. These laws regarding fee-splitting and the corporate practice of medicine could also be invoked by litigants in a breach of contract dispute against us or in an action to find our contracts to be legally invalid or unenforceable. In addition, patients may seek to hold us responsible for third parties' recommendations regarding the appropriateness of providers' medical treatment plans for patients. We could be subject to claims or investigations under certain state laws were such laws interpreted to apply to our provision of such recommendations.

A number of laws could impact our out of network products. Federal and state regulators may investigate us or our clients with respect to the payment of out of network claims, including the determination of payment amounts and what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations, as well as investigations related to regulations targeting surprise billing and requiring transparency.
We can provide no assurance that state or federal regulators will not take the position that our current and planned activities and the conduct of our business constitute illegal fee-splitting, the unlawful practice of medicine or a breach of any legal duty, or do not comply with regulations relating to determination of payment amounts, surprise billing or transparency. Moreover, we can provide no assurance that future interpretations or applications of these laws will not require us to make material changes to our operations or business, including with respect to our existing contractual arrangements with providers and payors. If regulatory authorities assert or determine that we have violated any of these laws, we could be subject to significant penalties and/or restructuring requirements that could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Indebtedness
Our level of indebtedness and current leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of December 31, 2020, we had total indebtedness (excluding an aggregate of $1.8 million of letters of credit) of $4,941.1 million, which is comprised of $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes, $2,341.0 million in outstanding term loans under the term loan facility, $1,300.0 million in aggregate principal amount of 5.750% Notes and $0.1 million in non-current finance lease obligations. In addition, we would have had an additional $450.0 million available for borrowing under the revolving credit facility (without giving effect to the $1.8 million of outstanding letters of credit referred to above). Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:
•make it more difficult for us to satisfy obligations with respect our indebtedness and any repurchase obligations that may arise thereunder;
•require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other purposes;
•increase our vulnerability to adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;
•expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy;
•limit our ability to borrow additional funds or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and
•limit our ability to compete with others who are not as highly-leveraged.
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
The senior secured credit facilities contain, and the indenture that governs the 5.750% Notes issued by MPH contains, various covenants that limit MPH's and its restricted subsidiaries' ability to engage in specified types of transactions. These covenants limit MPH's and its restricted subsidiaries' ability to, among other things:
•incur additional indebtedness or issue certain preferred shares;
•pay certain dividends or make certain distributions on capital stock or repurchase or redeem capital stock;
•make certain loans, investments or other restricted payments;
•transfer or sell certain assets;
•incur certain liens;
•place restrictions on the ability of its subsidiaries to pay dividends or make other payments to MPH;
•guarantee indebtedness or incur other contingent obligations;
•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and
•engage in transactions with our affiliates.
In addition, under the senior secured credit facilities, in certain circumstances, MPH is required to satisfy specified financial ratios, including a first-lien secured debt leverage ratio. MPH's ability to meet those financial ratios can be affected by events beyond our control, and MPH may not be able to meet those ratios and tests.
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
A breach of the covenants under the indentures that govern the Senior Convertible PIK Notes, the credit agreement that governs the senior secured credit facilities or the indenture that governs the 5.750% Notes could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the senior secured credit facilities would permit the lenders under the senior secured credit facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under the senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure such indebtedness. These actions by lenders could cause cross-acceleration under the indentures that govern the Senior

Convertible PIK Notes and the indenture that governs the 5.750% Notes. A significant portion of our indebtedness then may become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreement that governs the senior secured credit facilities and the indenture that governs the 5.750% Notes restrict us, MPH and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes in our performance under assorted financial metrics and other measures of financial strength, our business and financial risk, our industry or other factors determined by such rating agency, so warrant. There can be no assurances that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take, that reduce our profitability, or that require us to incur additional indebtedness for items such as substantial acquisitions, significant increases in costs and capital spending in security and IT systems, significant costs related to settlements of litigation or regulatory requirements, or by returning excess cash to shareholders through dividends. Consequently, real or anticipated changes in our credit rating will generally affect the market value of our indebtedness. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of our indebtedness. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and may reduce our profitability.
Risks Related to Our Common Stock

H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.

H&F and the Sponsor collectively control approximately 40% of our voting equity. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, H&F and the Sponsor are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H&F and the Sponsor, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries

(other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

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

Under our charter, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum will be a state court within the State of Delaware for:
•any derivative action or proceeding brought on behalf of MultiPlan;
•any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any director, officer or employee of ours to us or our stockholders;
•any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the DGCL or our charter or bylaws (as either may be amended, restated, modified, supplemented or waived from time to time);
•any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine; or any action asserting an "internal corporate claim" as that term is defined in Section 115 of the DGCL, shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware).
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
In connection with the Merger Agreement, we, the Sponsor, Holdings, H&F and certain other parties thereto entered into the Investor Rights Agreement, pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions. Certain parties to the Investor Rights Agreement, including H&F and the Sponsor, have agreed not to sell, transfer, pledge or otherwise dispose of shares of our Class A common stock and warrants they hold or receive for certain time periods specified therein, however, upon expiration of their respective lock-up periods, the sale of shares of our Class A common stock and warrants or the perception that such sales may occur, could cause the market price of our securities to drop significantly.
The price of our securities may be volatile.
The trading price of our securities may fluctuate substantially. This may be especially true for companies like ours with a small public float. The trading price of our securities will depend on many factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. Any of the factors listed below could have a material adverse effect on your investment in our securities. In such circumstances, the trading price of our securities may experience a decline.
The price of our securities may fluctuate due to a variety of factors, including:
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•changes in the market's expectations about our operating results;

•the public's reaction to our press releases, other public announcements and filings with the SEC;
•speculation in the press or investment community;
•short seller reports and negative public commentary;
•actual or anticipated developments in our business, competitors' businesses or the competitive landscape generally;
•the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•our ability to execute on our strategic plans and amount of costs we incur in connection therewith;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•the failure of securities analysts to publish research about us, or shortfalls in our operating results compared to levels forecast by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to ours;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of our Class A common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•mergers and strategic alliances in the industry in which we operate;
•market prices and conditions in the industry in which we operate;
•general economic and political conditions such as recessions, interest rates and "trade wars," pandemics (such as COVID-19), natural disasters, potential or actual military conflicts or acts of terrorism;
•the general state of the securities markets; and
•other risk factors listed under "Risk Factors."
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
We are currently and may in the future be subject to securities litigation, which is expensive and could divert management attention.

In the past, following periods of volatility in the overall market and the market prices of particular companies' securities, securities class action litigations have often been instituted against publicly traded companies. We are currently and may in the future be the target of this type of litigation. For example, on February 24, 2021 and March 5, 2021, putative securities class action complaints captioned Srock v. MultiPlan Corporation et al., No. 1:21-cv-1640 (S.D.N.Y.) and Verger v. MultiPlan Corporation et al., No. 1:21-cv-01965 (S.D.N.Y.) were filed in the United States District Court for the Southern District of New

York. The Srock lawsuit was voluntarily dismissed on March 15, 2021. The Verger lawsuit is brought against the Company; its Chief Executive Officer, Mr. Mark Tabak; and its Chief Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Paul Galant, our President, New Markets, and Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seek damages based on alleged material misrepresentations and omissions concerning the Transactions. The proposed class period is July 12, 2020, through November 10, 2020, inclusive. These or other securities litigation against us could result in substantial costs and divert our management's attention and resources from other business concerns, which could seriously harm our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We lease all of our properties, which are located in 15 states. Our corporate headquarters are located in New York, New York. Our primary data center is hosted by a leading provider of co-location hosting services in Texas. Our redundant data center is hosted by a leading provider of co-location hosting services within a facility located in Illinois.
Item 3. Legal Proceedings

We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations, all which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we believe they will not have a material adverse effect on our financial condition or results of operations. In addition, we were party to five stockholder actions relating to the Transactions, all of which were dismissed prior to closing the Transactions.

In addition, on February 24, 2021 and March 5, 2021, putative securities class action complaints captioned Srock v. MultiPlan Corporation et al., No. 1:21-cv-1640 (S.D.N.Y.) and Verger v. MultiPlan Corporation et al., No. 1:21-cv-01965 (S.D.N.Y.) were filed in the United States District Court for the Southern District of New York. The Srock lawsuit was voluntarily dismissed on March 15, 2021. The Verger lawsuit is brought against the Company; its Chief Executive Officer, Mr. Mark Tabak; and its Chief Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Paul Galant, our President, New Markets, and Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seek damages based on alleged material misrepresentations and omissions concerning the Transactions. The proposed class period is July 12, 2020, through November 10, 2020, inclusive. The Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of December 31, 2020.

Item 4. Mine Safety Disclosures
N/A
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Ticker Symbols
Our Class A common stock and Public Warrants are currently listed on NYSE under the symbols "MPLN" and "MPLN.WS," respectively.

Holders

As of March 5, 2021, there were 105 holders of record of our Class A common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends in the future will be dependent upon, among other things, our revenues and earnings, capital requirements and general financial condition and the terms of any outstanding indebtedness. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owner and Management and related Stockholder Matters, for information related to securities authorized for issuance under the Company's equity compensation plans.

Recent Sales of Unregistered Securities

As further described in Note 4 The Transactions of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on October 8, 2020, the Company consummated the Transactions. In connection with the Transactions, the Company (i) issued to the former owners of Polaris Parent an aggregate of 415,700,000 shares of its Class A common stock pursuant to the Merger Agreement, (ii) issued and sold to investors in a private placement 132,050,000 shares of its Class A common stock and PIPE Warrants to purchase 6,500,000 shares of its Class A common Stock for aggregate gross proceeds of $1,300,000,000, (iii) issued $1,300,000,000 in aggregate principal amount of Senior Convertible PIK Notes for aggregate gross proceeds of $1,267,500,000 and (iv) issued an unsecured promissory note to Sponsor in an aggregate principal amount of $1,500,000, which Sponsor converted into the Working Capital Warrants to purchase 1,500,000 shares of Class A common stock at a purchase price of $1.00 per share.

The Company issued the foregoing securities under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with the Company's transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	—	$—	—	—
November 1 - 30, 2020	—	$—	—	—
December 1 - 31, 2020	13,087 (1)	$8.93	—	—
Total	13,087	$8.93	—	—

(1)    Represents shares repurchased at a cost of $0.1 million to satisfy tax withholding obligations arising upon the vesting of certain restricted shares issued under the 2020 Omnibus Incentive Plan.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on its Class A common stock with the cumulative total return of the S&P 500 Index and the S&P Composite 1500 Health Care Technology Index.

The graph assumes that the value of the investment in our Class A common stock and each index was $100 at October 9, 2020, which was the first day the Class A common stock was traded on the New York Stock Exchange, and that all dividends paid by those companies included in the indices were reinvested. The graph is based on historical data and is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
$140
$120
$100
$80
$60
$40
10/9/20
10/31/20
11/30/20
12/31/20
MultiPlan Corporation
S&P 500 Index
S&P Composite 1500 Health Care Technology Index

	October 9, 2020 ($)	October 31, 2020 ($)	November 30, 2020 ($)	December 31, 2020 ($)
MultiPlan Corporation	100.00	75.41	71.69	82.54
S&P 500 Index	100.00	94.09	104.39	108.40
S&P Composite 1500 Health Care Technology Index	100.00	97.78	107.91	116.75

Item 6. Selected Financial Data

The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes accompanying those statements appearing elsewhere in this Annual Report on Form 10-K. The results described below are not necessarily indicative of the results to be expected in any future periods.

Company Overview

MultiPlan is a leading value-added provider of data analytics and technology-enabled end-to-end cost management, payment and revenue integrity solutions to the U.S. healthcare industry. We are also one of the largest independent PPOs in the U.S., with contracted providers in all 50 states and the District of Columbia. We are committed to helping healthcare payors manage the cost of care, improve their competitiveness and inspire positive change. Leveraging sophisticated technology, data analytics and a team-rich industry experience, MultiPlan interprets clients' needs and customizes innovative solutions through the following offerings:

•Analytics-Based Services: data-driven algorithms which detect claims over-charges and recommend or negotiate fair reimbursement;

•Network-Based Services: contracted discounts with healthcare providers, including one of the largest independent preferred provider organizations in the United States, and outsourced network development and/or management services; and

•Payment Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.

Our customers almost entirely are payors. We offer these payors a single electronic gateway to a comprehensive set of services in each of the three categories (Analytics-Based Services, Network-Based Services, and Payment Integrity Services), which are used in combination or individually to reduce the medical cost burden on healthcare payors and patients while fostering efficient payments to the providers. These offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation’s largest commercial payors. For the year ended December 31, 2020, our expansive network included access to over 1,200,000 healthcare providers and our comprehensive services identified approximately $18.8 billion in potential medical cost savings.
The Transactions

On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and MultiPlan Parent. On October 8, 2020, the Merger Agreement was consummated and the Transactions were completed.

The Transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Churchill was treated as the "acquired" company for financial reporting purposes with MultiPlan Parent determined to be the accounting acquiror. This determination was primarily based on the existing MultiPlan Parent stockholders being the majority stockholders and holding majority voting power in the combined company, MultiPlan Parent's senior management comprising the majority of senior management of the combined company, and the ongoing operations of MultiPlan Parent comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Transactions were treated as the equivalent of MultiPlan Parent issuing shares for the net assets of Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized at fair value (where were consistent with carrying value), with no goodwill or other intangible assets recorded. See Note 4 The Transactions of the Note to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Transactions.

As a consequence of the Transactions, we became the successor to an SEC-registered and NYSE-listed company.
HST Acquisition

On November 9, 2020, the Company acquired HST, a healthcare technology company that enables value-driven health benefit plan designs featuring reference-based pricing and tools to engage health plan members and providers in making the best use of available benefits both before and after care delivery. The Company acquired 100 percent of the voting equity interests of HST.
The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through December 31, 2020, HST's impact on revenues and net earnings was not material. In connection with the HST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts, totaling $0.9 million for the year ended December 31, 2020, are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Uncertainty Relating to the COVID-19 Pandemic
COVID-19 has negatively impacted our business, results of operations and financial condition during 2020. Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. The extent of the ultimate impact will depend on the severity and duration of the pandemic. Future developments are highly uncertain, including the widespread availability and distribution of COVID-19 vaccines, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies and consumer behavior and health care utilization patterns.
We have temporarily closed all of our offices and restricted travel due to concern for our employees' health and safety and also in compliance with state shelter in place orders. Most of our approximately 2,000 employees are working remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.
The COVID-19 pandemic is evolving rapidly. We believe COVID-19's impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the severity and duration of the pandemic; the pandemic's impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. COVID-19 will continue to impact our businesses, operating results, cash flows and/or financial condition but it is uncertain if such impact will become more adverse or material as explained above.

The CARES Act was enacted on March 27, 2020 and included certain changes to corporate income taxes. Specifically, the CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees. We assessed these impacts and noted the largest impact is due to the tax law change related to the interest disallowance rules retroactive to 2019. The other aspects of the CARES Act did not have a material effect on us. See Note 12 Income Taxes of the Notes to Consolidated Financial Statements for additional information.
Factors Affecting Our Results of Operations
Key Technology
Our strength as a company is our ability to use data and analytics to develop new service opportunities to enhance our customer relationships and to increase revenues. We use technology, data and analytics to transform healthcare transactions into multiple opportunities for savings and recurring revenues by leveraging data and analytics to inform our transaction processing systems (i.e., our claims processing systems). The transaction processing systems generate savings for our customers, revenues for us and each transaction adds more data to our intelligence engine and data warehouse. The intelligence engine drives our analytics and development of new saving opportunities and revenue growth through service enhancement or new product development.
Our technology also contributes to our ability to efficiently process our transactions through EDI batch files, real time web services and online through customer and provider portals. We believe our current infrastructure can support significantly more than the current transaction volume giving us room for growth and increased volume. Our application platforms are architected and built with redundancy to eliminate downtime. All of the claims processed in our system are received via EDI or direct web service integration. As we process more claims through EDI and direct service integration, our electronic integration with customers results in substantial back office interconnectivity and considerably reduces complexity and processing failures.

Because we believe our transaction processing systems are scalable, we should be able to absorb significant increases in volume at minimal marginal costs. Our integration into our customers' systems and processes is an important component of our business model.
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	For the Year Ended December 31,
(in billions)	2020	2019	2018
Medical charges processed(1)	$105.4	$106.3	$101.6
Potential medical cost savings(2)	$18.8	$18.9	$18.6
_____________________________
(1)Medical charges processed represents the aggregate dollar amount of claims processed by our cost management solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our cost management solutions.
(2)Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims.
Our medical charges processed and potential medical cost savings figures may not be directly comparable from period to period due to the completion and integration of acquisitions made in a particular period.
Business Model
Our business model avoids reimbursement, underwriting and malpractice risk and exposure. We do not provide or manage healthcare services or provide medical care. This reduces our exposure to state and federal regulations that are imposed on insurers and medical services providers.
Healthcare Industry Exposure

According to CMS, healthcare expenditures will grow from $3.8 trillion, or 17.8% of U.S. GDP, in 2019 to represent 19.7% of GDP by 2028, representing a compounded annual growth rate of 5.5%. There are a multitude of factors driving this expected growth, including recent regulations and ongoing secular trends, such as the aging population and other demographic factors, which are driving expanded healthcare coverage and increased utilization. Additional growth in healthcare costs are driven by availability of new medical technologies, therapies and modalities. As expenditures continue to rise, stakeholders and especially payors, are becoming increasingly focused on solutions that reduce medical costs and improve payment accuracy.
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, (ii) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network and (iii) Payment Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors compensate us through either a PSAV achieved or a PEPM rate.
Costs of Services (exclusive of depreciation and amortization of intangible assets)
Costs of services (exclusive of depreciation and amortization of intangible assets) consist of all costs specifically associated with claims processing activities for customers, sales and marketing, and the development and maintenance of our networks, analytics-based solutions, and payment integrity solutions. Two of the largest components in costs of services are personnel expenses and access and bill review fees. Access and bill review fees include fees for accessing non-owned third-party provider networks, expenses associated with vendor fees for database access and systems technology used to reprice claims, and outsourced services. Third-party network expenses are fees paid to non-owned provider networks used to supplement our owned network assets to provide more network claim savings to our customers.
General and Administrative Expenses
General and administrative expenses include corporate management and governance functions composed of general management, legal, treasury, tax, real estate, financial reporting, auditing, benefits and human resource administration, communications, public relations, billing and information management. In addition, general and administrative expenses include taxes, insurance, advertising, transaction costs, and other general expenses.
Depreciation Expense
Depreciation expense consists of depreciation and amortization of property and equipment related to our investments in leasehold improvements, furniture and equipment, computer hardware and software, and internally generated capitalized software development costs. We provide for depreciation and amortization on property and equipment using the straight-line method to allocate the cost of depreciable assets over their estimated useful lives.
Amortization of intangible assets
Amortization of intangible assets includes amortization of the value of our customer relationships and provider network which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by H&F. The acquisition of HST contributed to an increase in intangibles of $32.2 million for customer relationships, trademarks, and technology.
Interest expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs, discounts on the Term Loan G, 7.125% Notes, 5.750% Notes and Senior Convertible PIK Notes and Senior PIK Notes. Interest expense for the year ended December 31, 2020 included a $2.3 million out-of-period adjustment to recognize expense for the portions of debt issuance costs related to amounts of principal loan prepayments of Term Loan G made in the years ended December 31, 2019, 2018, and 2017.
Interest income
Interest income consists primarily of bank interest.
Gain or loss on debt extinguishment
The loss on debt extinguishment of $103.0 million for the year ended December 31, 2020 consists of:
•the repayment of $369.0 million of indebtedness under our term loan facility as a result of which we wrote off $0.6 million of the term loan discount and $1.6 million of debt issuance costs;
•the redemption in full of the 7.125% Notes, for which we paid a redemption premium of $55.6 million and wrote off unamortized debt issuance costs of $18.0 million and the unamortized debt premium of $8.6 million; and
•the redemption in full of the Senior PIK notes, for which we paid a redemption premium of $23.6 million and wrote off unamortized debt issuance costs of $6.5 million and the unamortized debt discount of $5.7 million.
The gain on debt extinguishment for the year ended December 31, 2019 consists of the $18.5 million gain on the repurchase and cancellation of $121.3 million of Senior PIK Notes in 2019. The cash repurchase of $101.0 million Senior PIK Notes resulted in the recognition of a gain of $18.5 million as well as a write off of the pro-rate share of debt issue costs of $1.0 million and discount of $0.8 million.
Loss on investments
Loss on investments consists of the changes in the fair value of the Company's investments. For the year ended December 31, 2020, the loss of $12.2 million primarily results from the decrease in the fair value of the shares held in treasury for the purpose of facilitating the Transactions. The shares held in treasury were purchased in August 2020 for a total amount of

$100.6 million excluding fees and commissions, and upon the consummation of the Transactions the fair value of the shares had decreased to $89.5 million.
Change in fair value of Private Placement Warrants and unvested founder shares
For the year ended December 31, 2020, the change in fair value of Private Placement Warrants and unvested founder shares was $35.4 million. The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. From the consummation of the Transactions to December 31, 2020, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $11.5 million and $23.9 million, respectively. The decrease was primarily due to the drop in the stock price of the Company's Class A common stock over that period.
Income tax (benefit) expense
Income tax (benefit) expense consists of federal, state, and local income taxes. Due to the variability of our taxable income as compared to net income, stock-based compensation and the variability of the jurisdictions where income is earned, our effective tax rate can vary significantly from one period to the next depending on relative changes in net income.
Non-GAAP Financial Measures
We use EBITDA, Adjusted EBITDA and Adjusted EPS to evaluate our financial performance. EBITDA, Adjusted EBITDA and adjusted earnings per share are financial measures that are not presented in accordance with GAAP. We believe the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our financial operating results of our core business.
These measurements of financial performance have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, they may not be comparable to other similarly titled measures of other companies. Some of these limitations are:
•such measures do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the significant interest expense, or cash requirements necessary to service interest or principal payments on our debt;
•such measures do not reflect any cash requirements for any future replacement of depreciated assets;
•such measures do not reflect the impact of stock-based compensation upon our results of operations;
•such measures do not reflect our income tax (benefit) expense or the cash requirements to pay our income taxes;
•such measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•other companies in our industry may calculate these measures differently from how we do, limiting their usefulness as a comparative measure.
In evaluating EBITDA, Adjusted EBITDA and Adjusted EPS, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation.
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expense, change in fair value of Private Placement Warrants and unvested founder shares, transaction related expenses, loss (gain) on the debt extinguishment, loss on investments and stock-based compensation. See our consolidated financial statements for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.

Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net (loss) income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, loss on investments, loss (gain) on debt extinguishment, other expense, change in fair value of Private Placement Warrants and unvested founder shares and tax effect of adjustments to arrive at Adjusted net income divided by our weighted average number of shares outstanding.
The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018

Net (loss) income	$(520,564)	$9,710	$36,223
Adjustments:
Interest expense(a)	335,638	376,346	383,261
Interest income	(288)	(196)	(51)
Income tax (benefit) provision(b)	(26,343)	799	8,108
Depreciation	60,577	55,807	52,268
Amortization of intangible assets	334,697	334,053	334,053
Non-income taxes(c)	3,221	1,944	1,641
EBITDA	$186,938	$778,463	$815,503
Adjustments:
Other expense(d)	1,896	1,947	4,617
Change in fair value of Private Placement Warrants and unvested founder shares(e)	(35,422)	—	—
Transaction related expenses(f)	31,689	3,270	49
Loss on investments(g)	12,165	—	—
Loss (gain) on debt extinguishment(h)	102,993	(18,450)	—
Stock-based compensation(i)	406,054	(14,880)	4,717
Adjusted EBITDA	$706,313	$750,350	$824,886
____________________
(a)Please see the section entitled "Factors Affecting the Comparability of our Results of Operations — Debt Refinancings, Repayments and Repricing" for more information. Interest expense for MultiPlan Corporation is $107.2 million higher than interest expense for MPH due to interest expense incurred by MultiPlan Corporation on $1,178.7 million Senior PIK Notes (redeemed October 8, 2020) including amortization of discount on Senior PIK Notes and interest on $1,300.0 million Senior Convertible PIK Notes (issued on October 8, 2020), net of debt issue costs.
(b)Income tax benefit for MultiPlan Corporation for the year ended December 31, 2020 is $28.1 million higher than the income tax provision for MPH due to differences in net loss before income taxes.
(c)Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses in our consolidated statements of income and comprehensive income.
(d)Represents miscellaneous expenses, gain or loss on disposal of assets, gain or loss on disposal of leases, tax penalties, management fees, and costs associated with the integration of acquired companies into MultiPlan.
(e)For the year ended December 31, 2020, the change in fair value of Private Placement Warrants and unvested founder shares was $35.4 million. The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. From the consummation of the Transactions to December 31, 2020, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $11.5 million and $23.9 million, respectively. The decrease was primarily due to the drop in the stock price of the Company's Class A common stock over that period. MultiPlan Corporation's change in fair value of Private Placement Warrants and unvested founder shares is $35.4 million higher than MPH as a result.
(f)Represents ordinary course transaction costs, including transaction costs related to the Transactions, the acquisition of HST and the acquisition of DHP.
(g)Loss on investments primarily includes the change in fair value of shares purchased prior to the Transactions. These shares are now held in treasury. See the Notes to the Consolidated Financial Statements for additional information. For the year ended December 31, 2020, MultiPlan Corporation's loss on investments is $11.5 million higher than MPH as a result of the change in value as of such date of such treasury shares.
(h)Represents the 2019 gain related to the repurchase and cancellation of $121.3 million in aggregate principal amount of Senior PIK Notes and the 2020 loss on debt extinguishment related to the prepayment of $369.0 million of indebtedness under our term loan facility, redemption in full of the 7.125% Notes on October 29, 2020 and redemption in full of the remaining Senior PIK Notes on October 8, 2020. For the year ended December 31, 2020, MultiPlan Corporation's loss on debt extinguishment is $35.7 million higher than MPH due to the redemption of the Senior PIK Notes on October 8, 2020.
(i)Includes the cost of our employee and non-employee director stock-based compensation plans. Please see the section entitled "Factors Affecting the Comparability of our Results of Operations — Stock-Based Compensation" for additional information.
The following table presents a reconciliation of net (loss) income to Adjusted EPS for the periods presented:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2020	2019	2018

Net (loss) income	$(520,564)	$9,710	$36,223
Adjustments:
Amortization of intangible assets	334,697	334,053	334,053
Stock-based compensation	406,054	(14,880)	4,717
Transaction related expenses	31,689	3,270	49
Loss on investments	12,165	—	—
Loss (gain) on debt extinguishment	102,993	(18,450)	—
Other expense	1,896	1,947	4,617
Change in fair value of Private Placement Warrants and unvested founder shares	(35,422)	—	—
Estimated tax effect of adjustments	(106,989)	(76,992)	(81,288)
Adjusted net income	$226,519	$238,658	$298,371

Weighted average shares outstanding - basic and diluted(1)	470,785,192	415,700,000	415,700,000

Net (loss) income per share – basic and diluted	$(1.11)	$0.02	$0.09
Adjusted earnings per share	$0.48	$0.57	$0.72
____________________
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

The Transactions
On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and Polaris. On October 8, 2020, the Merger Agreement was consummated and the Transactions were completed.
HST Acquisition

On November 9, 2020, the Company completed the acquisition of HST, a healthcare technology company that enables value-driven health benefit plan designs featuring reference-based pricing and tools to engage health plan members and providers in making the best use of available benefits both before and after care delivery. The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through December 31, 2020, HST's impact on revenues and net earnings was not material.
Debt Refinancings, Repayments and Repricing
We made several principal prepayments of the Term Loan G principal in the amounts of $369.0 million, $100.0 million and $245.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These prepayments reduce interest expense for Term Loan G for these and future time periods.
In connection with the issuance of our debt instruments, the Company incurred specific expenses related to raising the debt, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs, premiums and discounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
During the year-ended December 31, 2019, we repurchased and cancelled $121.3 million of the Senior PIK Notes. The cash repurchase of $101.0 million resulted in the recognition of a gain of $18.5 million as well as a write off of the pro-rata share of debt issue costs of $1.0 million and discount of $0.8 million.
In the years ended December 31, 2019, 2018, and 2017, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments of Term Loan G made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the year ended December 31, 2020.
On October 8, 2020, the Company issued and sold $1,300.0 million in aggregate principal amount of the Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027. The Senior Convertible PIK Notes will accrue interest at a rate per annum equal to six percent (6.00%) with respect to Cash Interest and seven percent (7.00%) with respect to PIK Interest. The Company must elect prior to the third business day prior to any interest payment date to pay Cash Interest or PIK Interest for such interest period; provided that prior to any such election, the Company is deemed to have selected Cash Interest.
On October 8, 2020, we redeemed the Senior PIK Notes in full at a redemption price of 102.000% of the principal amount plus accrued and unpaid interest for a total redemption price of $1,237.6 million.
On October 29, 2020, MPH issued $1,300.0 million in aggregate principal amount of its 5.750% Notes and redeemed the 7.125% Notes in full at a redemption price of 103.563% of the principal amount plus accrued and unpaid interest for a total redemption price of $1,661.3 million. The Company also entered into an amendment to increase the commitments under its senior secured revolving credit facility from $100.0 million to $450.0 million.
Stock-Based Compensation
Prior to the consummation of the Transactions, we were a wholly owned subsidiary of Holdings and our stock-based compensation was granted to employees in the form of Units via a Class B Unit Award Agreement. See Note 15 Stock-Based Compensation of the Notes to Consolidated Financial Statements for additional information.
The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result all unvested Units vested on October 7, 2020 and the fair value of the outstanding Units were adjusted to the cumulative exit value of the Class B Units of $475.5 million, which reflects the transaction value plus prior distributions. The Company removed the discount for lack of marketability. Therefore, the Company recorded a stock-based compensation expense for Class B Units of $405.8 million during the year ended December 31, 2020. The Company recorded these awards within shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period. The settlement of these awards was made in a combination of cash and shares of Class A common stock and was included in the aggregate consideration paid to the Company's owners.
After the consummation of the Transactions, the Company operates under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS and Director RSUs.
The Company granted 1,500,000 shares of Employee RS and 42,847 shares of Director RSUs during the year ended December 31, 2020. The Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $0.2 million in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income during the year ended December 31, 2020. There was $13.4 million of unrecognized compensation cost as of December 31, 2020 related to the outstanding shares of Employee RS and Director RSUs, which is expected to be recognized over a weighted average period of 3 years, 9 months.

Results of Operations for the Years Ended December 31, 2020 and December 31, 2019
The following table provides the results of operations for the periods indicated:

	For the Year Ended December 31,		Change
($ in thousands)	2020	2019	$	%
Revenues
Network Services	$271,262	$314,510	$(43,248)	(13.8)%
Analytics-Based Services	564,661	561,525	3,136	0.6%
Payment Integrity Services	101,840	106,866	(5,026)	(4.7)%
Total Revenues	$937,763	$982,901	$(45,138)	(4.6)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses excluding stock-based compensation	128,222	123,731	4,491	3.6%
Stock-based compensation	163,025	(7,904)	170,929	NM
Personnel expenses including stock-based compensation	291,247	115,827	175,420	151.5%
Access and bill review fees	13,794	15,996	(2,202)	(13.8)%
Other	13,634	17,784	(4,150)	(23.3)%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	318,675	149,607	169,068	113.0%
General and administrative expenses excluding stock-based compensation and transaction costs	80,917	78,931	1,986	2.5%
Stock-based compensation	243,029	(6,976)	250,005	NM
Transaction costs	31,689	3,270	28,419	869.1%
Total general and administrative expenses	355,635	75,225	280,410	372.8%
Depreciation expense	60,577	55,807	4,770	8.5%
Amortization of intangible assets	334,697	334,053	644	0.2%
Operating (loss) income	(131,821)	368,209	(500,030)	(135.8)%
Interest expense	335,638	376,346	(40,708)	(10.8)%
Interest income	(288)	(196)	(92)	46.9%
Loss (gain) on extinguishment of debt	102,993	(18,450)	121,443	NM
Loss on investments	12,165	—	—	NM
Change in fair value of Private Placement Warrants and unvested founder shares	(35,422)	—	(35,422)	NM
Net (loss) income before income taxes	(546,907)	10,509	(557,416)	NM
(Benefit) provision for income taxes	(26,343)	799	(27,142)	NM
Net (loss) income	$(520,564)	$9,710	$(530,274)	NM
NM = Not Meaningful
Revenues
Revenues for the year ended December 31, 2020 were $937.8 million as compared to revenues of $982.9 million for the year ended December 31, 2019, representing a decrease of $45.1 million, or 4.6%. This decrease in revenues was attributed to decreases in Network Services revenues of $43.2 million and Payment Integrity revenues of $5.0 million, offset by increases in Analytics-Based Services revenues of $3.1 million, primarily due to reduced volumes of claims from customers as a result of restrictions on elective medical procedures and non-essential medical services related to COVID-19.
For the year ended December 31, 2020, Network Services revenues were $271.3 million as compared to $314.5 million for the year ended December 31, 2019, representing a decrease of $43.2 million, or 13.8%. This decrease was primarily due to declines in overall claims volume due to COVID-19 related reductions in medical services and restrictions on elective medical procedures and non-essential medical services and declines in claims volumes from some customers as claims were moved from using our Network Services product to our Analytics-Based Services products.
For the year ended December 31, 2020, revenues from our Analytics-Based Services, including Financial Negotiation and Reference-Based Pricing revenues, were $564.7 million as compared to $561.5 million for the year ended December 31, 2019, representing an increase of $3.1 million, or 0.6%. Increases in the Analytics-Based Services revenues were primarily due to overall increases in claims volumes from customers and due to some customers that moved their claims from using our Network Services product to our Analytics-Based Services products, offset by decreases in claims volume due to COVID-19 related reductions due in part to restrictions on elective medical procedures and non-essential medical services.
For the year ended December 31, 2020, revenues from our Payment Integrity Services were $101.8 million as compared to $106.9 million for the year ended December 31, 2019, representing a decrease of $5.0 million, or 4.7%. This decrease was primarily due to reduction in overall claim volume due to COVID-19 restrictions on elective procedures and non-essential medical services.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	For the Year Ended December 31,		Change
($ in thousands)	2020	2019	$	%
Cost of services (exclusive of depreciation and amortization of intangible assets)	$318,675	$149,607	$169,068	113.0%
Less: stock-based compensation	163,025	(7,904)	170,929	NM
Costs of services excluding stock-based compensation	$155,650	$157,511	$(1,861)	(1.2)%
Costs of services for the year ended December 31, 2020 were $318.7 million as compared to costs of services of $149.6 million for the year ended December 31, 2019, representing an increase of $169.1 million, or 113.0%. This increase was primarily due to increases in personnel expenses of $175.4 million related to stock-based compensation as explained below, offset by decreases in access and bill review fees of $2.2 million and decreases in other expenses of $4.2 million.
Personnel expenses, including contract labor, were $291.2 million for the year ended December 31, 2020, as compared to $115.8 million for the year ended December 31, 2019, representing an increase of $175.4 million, or 151.5%. This increase was primarily due to increases in stock-based compensation of $170.9 million and net increases in other compensation related expenses, including salaries, commissions, and fringe benefits of $4.5 million.
Access and bill review fees for the year ended December 31, 2020 were $13.8 million, as compared to $16.0 million for the year ended December 31, 2019, representing a decrease of $2.2 million, or 13.8%. This decrease was primarily due to reductions in claims volumes resulting in decreases in network access fees for accessing non-owned third-party provider networks of $1.0 million and reductions in claims processing fees of $1.2 million.
General and Administrative Expenses

	For the Year Ended December 31,
($ in thousands)	2020	2019	Change $	Change %
General and administrative expenses	$355,635	$75,225	$280,410	372.8%
Less: stock-based compensation	243,029	(6,976)	250,005	NM
Less: transaction costs	31,689	3,270	28,419	869.1%
General and administrative expenses excluding stock-based compensation and transaction costs	$80,917	$78,931	$1,986	2.5%
General and administrative expenses for the year ended December 31, 2020 were $355.6 million as compared to $75.2 million for the year ended December 31, 2019, representing an increase of $280.4 million, or 372.8%. This increase was primarily due to increases in personnel expenses of $250.6 million primarily due to increases in stock-based compensation of $250.0 million and increases in transaction costs of $28.4 million. The increases in transactions costs of $28.4 million were primarily due to costs associated with the Transactions on October 8, 2020 and acquisition of HST on November 9, 2020. See Note 4 The Transactions of the Notes to Consolidated Financial Statements for additional information.

Depreciation Expense
Depreciation expense was $60.6 million for the year ended December 31, 2020, as compared to $55.8 million for the year ended December 31, 2019, representing an increase of $4.8 million, or 8.5%. This increase was due to $70.8 million and $66.4 million purchases of property and equipment, including internally generated capitalized software in the years ended December 31, 2020 and December 31, 2019, respectively.
Amortization of Intangible Assets
Amortization of intangible assets was $334.7 million for the year ended December 31, 2020 as compared to $334.1 million for the year ended December 31, 2019. This expense represents the amortization of intangible assets, as explained above and in the notes to the consolidated financial statements.
Interest Expense and Interest Income
Interest expense was $335.6 million for the year ended December 31, 2020, as compared to $376.3 million for the year ended December 31, 2019, representing a decrease of $40.7 million, or 10.8%. The decrease in interest expense for this time period was due to lower term loan interest rates and a $369.0 million lower principal balance on the term loan in the year ended December 31, 2020, as compared to the year ended December 31, 2019, as well as reductions in interest on the Senior PIK Notes due to the repurchase and cancellation of $121.3 million of Senior PIK Notes in third quarter 2019. In addition, we refinanced our debt in October 2020, as explained below, resulting in overall lower annual interest providing interest savings of approximately $70 million. In the years ended December 31, 2017, 2018 and 2019, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the year ended December 31, 2020.
Interest income was $0.3 million for the year ended December 31, 2020 and $0.2 million for the year ended December 31, 2019.
As of December 31, 2020, our long-term debt was $4,578.5 million and included (i) $2,341.0 million Term Loan G, discount on Term Loan G of $3.8 million, (ii) $1,300.0 million of 5.750% Senior Notes, (iii) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $329.5 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $29.3 million. As of December 31, 2020, our total debt had an annualized weighted average cash interest rate of 4.9%.
As of December 31, 2019, our long-term debt was $5,397.1 million and included (i) $2,710.0 million Term Loan G, discount on Term Loan G of $6.2 million, (ii) $1,560.0 million of 7.125% Notes, premium on 7.125% Notes of $10.3 million, (iii) $1,178.7 million of Senior PIK Notes, discount on Senior PIK Notes of $7.4 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $48.4 million. As of December 31, 2019, our total debt had a weighted average interest rate of 6.3%. During third quarter 2019, we repurchased and cancelled $121.3 million of the Senior PIK Notes. The cash repurchase of $101.0 million plus accrued interest resulted in the recognition of a gain of $18.5 million, as well as a write-off of the pro-rata share of debt issue costs of $1.0 million and discount of $0.8 million. These amounts are included in interest expense.
Loss (gain) on extinguishment of debt
The loss on extinguishment of debt for the year ended December 31, 2020 was $103.0 million as compared to a gain on extinguishment of debt of $18.5 million for the year ended December 31, 2019. The loss on extinguishment of debt for the year ended December 31, 2020 was the result of the redemption in full of the 7.125% Notes, redemption in full of the Senior PIK Notes, and the repayment of $369.0 million of indebtedness under our term loan facility. The 7.125% Notes were redeemed in full on October 29, 2020 for which we paid a redemption premium of $55.6 million and wrote-off unamortized debt issuance costs of $18.0 million, and the unamortized debt premium of $8.6 million. The Senior PIK Notes were redeemed in full on October 8, 2020 for which we paid a redemption premium of $23.6 million and wrote-off unamortized debt issuance costs of $6.5 million and the unamortized debt discount of $5.7 million. We repaid $369.0 million of indebtedness under our term loan facility on October 29, 2020 for which we wrote off $0.6 million of the term loan discount and $1.6 million of debt issuance costs.
The gain on debt extinguishment for the year ended December 31, 2019 consists of the $18.5 million gain on the repurchase and cancellation of $121.3 million of Senior PIK Notes in 2019. The cash repurchase of $101.0 million resulted in the recognition of a gain of $18.5 million as well as a write off of the pro-rate share of debt issue costs of $1.0 million and discount of $0.8 million.
Loss on investments
Loss on investments was $12.2 million for the year ended December 31, 2020. This loss is primarily the result of changes in the fair value of the 9,094,876 shares purchased by the Company and held in treasury for the purpose of facilitating the Transactions. Prior to the consummation of the Transactions, this investment was accounted for as equity securities with a readily determinable fair value and carried at fair value with changes in value recorded in earnings. Upon the consummation of the Transactions, the fair value of the shares of $89.5 million was recorded as a reduction to shareholder's equity.
Change in fair value of Private Placement Warrants and unvested founder shares
For the year ended December 31, 2020, the change in fair value of Private Placement Warrants and unvested founder shares was $35.4 million. The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. From the consummation of the Transactions to December 31, 2020, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $11.5 million and $23.9 million, respectively. The decrease was primarily due to the drop in the stock price of the Company's Class A common stock over that period.
Benefit for Income Taxes
Net loss before income taxes for the year ended December 31, 2020 of $546.9 million generated a benefit for income taxes of $26.3 million with an effective tax rate of 4.8%. Net income before income taxes for the year ended December 31, 2019 of $10.5 million generated a provision for income taxes of $0.8 million with an effective tax rate of 7.6%. Our effective tax rate for the years ended December 31, 2020 and December 31, 2019 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, changes in the Company's deferred state tax rate due to operations, and state tax expense.
Net (Loss) Income
Net loss for the year ended December 31, 2020 was $520.6 million as compared to net income of $9.7 million for the year ended December 31, 2019. The decrease in net income of $530.3 million was primarily due to a decrease in revenues of $45.1 million, increases in costs of services of $169.1 million (of which $170.9 million was due to increases in stock-based compensation), increases in general and administrative expenses of $280.4 million (of which $250.0 million was due to increases in stock-based compensation and $28.4 million was due to increases in transaction costs), increases in loss on extinguishment of debt of $121.4 million, increases in depreciation expense of $4.8 million, and increases in amortization of intangible assets of $0.6 million, offset by decreases in interest expense of $40.7 million, increases in change in fair value of Private Placement Warrants and unvested founder shares of $35.4 million, increases in the benefit for income taxes of $27.1 million and increases in interest income of $0.1 million as explained in the sections above.

Results of Operations for the Years Ended December 31, 2019 and December 31, 2018
The following table provides the results of operations for the periods indicated:

	For the Year Ended December 31,		Change
($ in thousands)	2019	2018	$	%
Revenues
Network Services	$314,510	$363,510	$(49,000)	(13.5)%
Analytics-Based Services	561,525	584,998	(23,473)	(4.0)%
Payment Integrity Services	106,866	92,375	14,491	15.7%
Total Revenues	982,901	1,040,883	(57,982)	(5.6)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses	115,827	115,920	(93)	(0.1)%
Access and bill review fees	15,996	16,735	(739)	(4.4)%
Other	17,784	16,808	976	5.8%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	149,607	149,463	144	0.1%
General and administrative expenses	75,225	77,558	(2,333)	(3.0)%
Depreciation expense	55,807	52,268	3,539	6.8%
Amortization of intangible assets	334,053	334,053	—	0.0%
Operating Income	368,209	427,541	(59,332)	(13.9)%
Interest expense	376,346	383,261	(6,915)	(1.8)%
Interest income	(196)	(51)	(145)	N/M
Gain on repurchase and cancellation of notes	(18,450)	—	(18,450)	N/M
Net income before income taxes	10,509	44,331	(33,822)	(76.3)%
Provision for income taxes	799	8,108	(7,309)	(90.1)%
Net income	$9,710	$36,223	$(26,513)	(73.2)%
____________________
N/M = Not meaningful
Revenues
Revenues for the year ended December 31, 2019 were $982.9 million as compared to revenues of $1,040.9 million for the year ended December 31, 2018, representing a decrease of $58.0 million, or 5.6%. This decrease in revenues was attributed to declines in Network Services revenues of $49.0 million and Analytics-Based Services revenues of $23.5 million, offset by growth in Payment Integrity Services revenues of $14.5 million.
For the year ended December 31, 2019, Network Services revenues were $314.5 million as compared to $363.5 million for the year ended December 31, 2018, representing a decrease of $49.0 million, or 13.5%. This decrease was primarily due to declines in volumes of some customers as claims were moved from using our Network Services product to our Analytics-Based Services products.
For the year ended December 31, 2019, revenues from our Analytics-Based Services, including Financial Negotiation and Reference-Based Pricing revenues, were $561.5 million as compared to $585.0 million for the year ended December 31, 2018, representing a decrease of $23.5 million, or 4.0%. Decreases in the Analytics-Based Services revenues were primarily due to an aggregate decline in Analytics-Based Services claims and revenues as a result of a change in claims practice by certain customers beginning in the third quarter of 2018. This change in claims practice resulted in an approximately $50 to $60 million decline in revenues for the year ended December 31, 2019 as compared to the prior year; however, claims and revenue from such customers began to stabilize by the end of 2019. We also experienced slower than expected growth in our Analytics-Based Services for the year ended December 31, 2019 resulting from implementation issues at certain customers due to the need to revise their internal policies and/or update their end-user plan documentation.

Costs of Services (exclusive of depreciation and amortization of intangible assets)
Costs of services for the year ended December 31, 2019, were $149.6 million, as compared to costs of services of $149.5 million for the year ended December 31, 2018, representing an increase of $0.1 million, or 0.1%. The increase in 2019 costs of services was primarily due to increases in other expenses of $1.0 million primarily due to increases in facilities expenses as a result of increases in office space rented and rent increases, offset by decreases in personnel expenses of $0.1 million and access and bill review fees of $0.7 million.
Personnel expenses, including contract labor, were $115.8 million for the year ended December 31, 2019, as compared to $115.9 million for the year ended December 31, 2018, representing a decrease of $0.1 million, or 0.1%. This decrease was primarily due to reductions in stock-based compensation of $8.1 million, offset by increases in bonuses, commissions, and fringe benefits of $8.1 million. Stock-based compensation expense declined as a result of changes in valuation of our Units year-over-year.
Access and bill review fees for the year ended December 31, 2019 were $16.0 million, as compared to $16.7 million for the year ended December 31, 2018, representing a decrease of $0.7 million, or 4.4%. This decrease was primarily due to decreases in network access fees for accessing non-owned third-party provider networks, primarily due to reduced volume and a renegotiated agreement with one of our large leased networks.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2019 were $75.2 million as compared to $77.6 million for the year ended December 31, 2018, representing a decrease of $2.3 million, or 3.0%. This decrease was primarily due to reductions in stock-based compensation of $11.5 million, offset by increases in other personnel expenses of $9.2 million. Stock-based compensation expense declined as a result of changes in valuation of our Units year-over-year.
Depreciation Expense
Depreciation expense was $55.8 million for the year ended December 31, 2019, as compared to $52.3 million for the year ended December 31, 2018, representing an increase of $3.5 million. This increase was due to $63.6 million of purchases of property and equipment, including internally generated capitalized software in the year ended December 31, 2018.
Amortization of Intangible Assets
Amortization of intangible assets was $334.1 million for the years ended December 31, 2019 and December 31, 2018. This expense represents the amortization of intangible assets, as explained above and in the notes to our financial statements.
Interest Expense, Interest Income, and Gain on Repurchase and Cancellation of Notes
Interest expense was $376.3 million for the year ended December 31, 2019, as compared to $383.3 million for the year ended December 31, 2018, representing a decrease of $6.9 million, or 1.8%. This decrease was primarily due to reductions in interest on the Senior PIK Notes due to the repurchase and cancellation of the Senior PIK Notes as explained below and the combination of $100 million less term debt during most of 2019, as well as lower Term Loan G interest rates in the last half of 2019, offsetting higher interest rates that occurred in the first half of 2019, as compared to the comparable time periods in 2018. During third quarter 2019, we repurchased and cancelled $121.3 million of Senior PIK Notes. The cash repurchase of $101.0 million plus accrued interest resulted in the recognition of a gain of $18.5 million, as well as a write-off of the pro-rata share of debt issue costs of $1.0 million and discount of $0.8 million. The write-off of debt issue costs and discount are included in interest expense. Interest income was $0.2 million for the year ended December 31, 2019, as compared to interest income of $51 thousand for the year ended December 31, 2018. Interest expense attributable to the Senior PIK Notes, including the write-off of debt issuance costs and discounts, were $113.0 million and $115.1 million for the year ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, our long-term debt was $5,397.1 million and included (i) $2,710.0 million Term Loan G, discount on Term Loan G of $6.2 million, (ii) $1,560.0 million of 7.125% Notes, premium on 7.125% Notes of $10.3 million, (iii) $1,178.7 million of Senior PIK Notes, discount on Senior PIK Notes of $7.4 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $48.4 million. As of December 31, 2019, our total debt had an annualized weighted average interest rate of 6.3%. In the years ended December 31, 2017, 2018 and 2019, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments of Term Loan G made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the year ended December 31, 2020.
As of December 31, 2018, our long-term debt was $5,603.4 million and included (i) $2,810.0 million Term Loan G, discount on Term Loan G of $7.8 million, (ii) $1,560.0 million of 7.125% Notes, premium on 7.125% Notes of $12.3 million, (iii) $1,300.0 million of Senior PIK Notes, discount on Senior PIK Notes of $10.6 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $60.6 million. As of December 31, 2018, our total debt had a weighted average interest rate of 6.7%.
Provision for Income Taxes
Net income before income taxes for the year ended December 31, 2019 of $10.5 million generated a provision for income taxes of $0.8 million with an effective tax rate of 7.6%. Net income before income taxes for the year ended December 31, 2018 of $44.3 million generated a provision for income taxes of $8.1 million with an effective tax rate of 18.3%. Our effective tax rate during the 2019 and 2018 periods differed from the statutory rate primarily due to stock-based compensation expense and state tax rates. In 2018, there was a $4.9 million one-time non-cash benefit due to a change in state tax rates.
Net Income
Net income for the year-ended December 31, 2019 was $9.7 million as compared to net income of $36.2 million for the year-ended December 31, 2018. The decrease in net income of $26.5 million was primarily due to decreases in revenues of $58.0 million, increases in depreciation of $3.5 million, increase in costs of services of $0.1 million, offset by gain on the repurchase and cancellation of notes of $18.5 million, decreases in general and administrative expenses of $2.3 million, decreases in interest expense of $6.9 million, decreases in the provision for income taxes of $7.3 million, and increases in interest income of $0.1 million, as explained in the sections above. During 2019, we repurchased and cancelled $121.3 million of the Senior PIK Notes. The cash repurchase of $101.0 million plus accrued interest resulted in the recognition of a gain of $18.5 million, as well as a write-off of the pro-rata share of debt issue costs of $1.0 million and discount of $0.8 million. These amounts are included in interest expense.
Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $126.8 million and $450.0 million of loan availability under the revolving credit facility. In connection with the Refinancing, the commitments under the Revolver G were increased from $100.0 million to $450.0 million and $369.0 million of indebtedness under the Term Loan G were repaid. In March 2020, $98.0 million of borrowings were drawn on our Revolver G. This borrowing was a precautionary measure taken due to the uncertainty of the COVID-19 pandemic. As there were no liquidity issues related to COVID-19, the Revolver G and associated interest were repaid on June 25, 2020.
As of December 31, 2019, we had cash and cash equivalents of $21.8 million, three letters of credit totaling $1.8 million of utilization against the Revolver G and $98.2 million loan availability under Revolver G. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits. We have the $1.8 million letters of credit as of December 31, 2020; however they are no longer utilized against the revolver.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our Revolver G. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for at least the next twelve months from the date of issuance of the consolidated financial statements. We may from time to time at our sole discretion, purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.

Cash Flow Summary
The following table is derived from our consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash flows provided by (used in):
Operating activities	$377,374	$284,313	$292,303
Investing activities	$(210,845)	$(66,414)	$(63,556)
Financing activities	$(61,599)	$(201,088)	$(245,150)

Cash Flows from Operating Activities
For the year ended December 31, 2020 as compared to the year ended December 31, 2019
Cash flows from operating activities provided $377.4 million for the year ended December 31, 2020 and $284.3 million for the year ended December 31, 2019. This $93.1 million, or 32.7%, increase in cash flows from operating activities was primarily the result of increases in net income after adjusting for non-cash items of $69.4 million and changes in net working capital of $23.7 million.
The increase of net income adjusted for non-cash items of $69.4 million was due to an increase of non-cash items of $599.7 million partially offset by an increase in net loss of $530.3 million.
The $599.7 million increase in non-cash items was primarily due to an increase in stock-based compensation of $420.9 million, increase in loss on extinguishment of debt of $121.4 million, change in the deferred tax benefit of $66.4 million, loss on investments of $12.2 million, and the increase in non-cash interest costs of $9.5 million including increases in debt issue costs, increases in depreciation expense of $4.8 million, increase in amortization of intangible assets $0.6 million, and loss on disposal of assets of $0.4 million, offset by the change in fair value of Private Placement Warrants and unvested founder shares of $35.4 million and decrease in the amortization of right-of-use-asset of $1.2 million.
The increase in net loss of $530.3 million was primarily the result of reductions in revenues, increases in costs of services, general and administrative expenses, depreciation, and loss on debt extinguishment, offset by reductions in interest expense, increases in change in fair value of Private Placement Warrants and unvested founder shares, increases in the benefit for income taxes, and increases in interest income as explained above.
During the year ended December 31, 2020, $30.0 million was provided by changes in working capital including decreases in net accounts receivable of $14.8 million primarily due to declines in year-over-year revenues and timing of collections, decreases in prepaid taxes of $2.1 million primarily due to a retrospective change in the tax law, and increases in accounts payable and accrued expenses of $29.1 million primarily due to an increase in accrued interest of $13.6 million and accrued taxes of $9.8 million, offset by increases in prepaid expenses and other assets of $7.5 million and decreases in operating lease obligations of $8.5 million.
During the year ended December 31, 2019, $6.4 million was provided by changes in working capital including decreases in net accounts receivable of $5.3 million primarily due to declines in year-over-year revenues and timing of collections, and increases in accounts payable and accrued expenses and other of $20.8 million primarily due to a $13.4 million increase in accrued compensation, offset by increases in prepaid expenses and other assets of $8.8 million, prepaid taxes of $1.4 million and decreases in operating lease obligations of $9.5 million.
For the year ended December 31, 2019 as compared to the year ended December 31, 2018
Cash flows from operating activities provided $284.3 million for the year ended December 31, 2019 and $292.3 million for the year ended December 31, 2018. This $8.0 million reduction in cash flows from operating activities was primarily the result of reductions in net income of $26.5 million adjusted for changes in non-cash items of $35.0 million, offset by changes in net working capital of $53.6 million. The reduction in net income of $26.5 million was primarily the result of reductions in revenues, gain on repurchase and cancellation of notes, and reductions in the provision for income taxes, as explained above. Changes in non-cash items are primarily due to changes in the gain on repurchase and cancellation of notes, as explained above, and stock-based compensation as a result of the semi-annual valuation as of December 31, 2019 and December 31, 2018, as explained above.

During the year ended December 31, 2019, $6.4 million was provided by changes in working capital including decreases in net accounts receivable of $5.3 million primarily due to declines in year-over-year revenues and timing of collections, and increases in accounts payable and accrued expenses and other of $20.8 million primarily due to a $13.4 million increase in accrued compensation, offset by increases in prepaid expenses and other assets of $8.8 million, prepaid taxes of $1.4 million and decreases in operating lease obligations of $9.5 million.
During the year ended December 31, 2018, $37.6 million was used by operating activities for changes to working capital, including decreases in accounts payable and other accrued expenses of $40.4 million and increases in prepaid expenses and other assets of $4.7 million, offset by decreases in net accounts receivable of $3.0 million primarily due to declines in year-over-year revenues and timing of collections, and decreases in prepaid taxes of $4.4 million due to the impact of the TCJA in 2017 as explained below. Accounts payable and accrued expenses and other decreased $40.4 million primarily due to decreases in accrued interest of $3.8 million, accrued other liabilities of $8.4 million including administrative and network fees, and accrued compensation of $27.6 million resulting from reductions in employee bonuses, commissions, related fringe benefits and profit sharing in the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Cash Flow from Investing Activities
For the year ended December 31, 2020 as compared to the year ended December 31, 2019
For the year ended December 31, 2020, net cash of $210.8 million was used in investing activities including $140.0 million for the acquisition of HST and $70.8 million for purchases of property and equipment and capitalization of software development. For the year ended December 31, 2019, net cash of $66.4 million was used in investing activities for purchases of property and equipment and capitalization of software development. This increase in purchases of property and equipment and capitalization of software development of $4.4 million was primarily due to increased capitalization of software development on capital projects primarily to enhance our information technology infrastructure and platforms to increase efficiencies, data security, and service line capabilities.
For the year ended December 31, 2019 as compared to the year ended December 31, 2018
For the year ended December 31, 2019, net cash of $66.4 million was used in investing activities for purchases of property and equipment and capitalization of software development. For the year ended December 31, 2018, net cash of $63.6 million was used in investing activities for purchases of property and equipment and capitalization of software development. This increase of $2.8 million was primarily due to increased capitalization of software development on capital projects primarily to enhance our information technology infrastructure and platforms to increase efficiencies, data security, and service line capabilities.
Cash Flow from Financing Activities
For the year ended December 31, 2020 as compared to December 31, 2019
Cash flows used in financing activities for the year ended December 31, 2020 were $61.6 million primarily consisting of $369.0 million of prepayments on our Term Loan G, $1,615.6 million for the extinguishment of the 7.125% Notes, $1,202.3 million for extinguishment of the Senior PIK Notes, $682.4 million for the effect of the Transactions, $101.1 million for the purchase of treasury stock, and $23.5 million for the payment of debt issuance costs, offset by $1,267.5 million of cash provided by the issuance of Senior Convertible PIK Notes and $1,300.0 million of cash provided by the issuance of the 5.750% Notes. In addition, there was $98.0 million of borrowings on and repayments of our Revolver G.
Cash flows used in financing activities for the year ended December 31, 2019 were $201.1 million primarily consisting of $100.0 million of prepayments on our Term Loan G and $101.0 million for the repurchase of Senior PIK Notes.
For the year ended December 31, 2019 as compared to the year ended December 31, 2018
Cash flows used in financing activities for the year ended December 31, 2019 were $201.1 million primarily consisting of $100.0 million of prepayments on our Term Loan G and $101.0 million for the repurchase of Senior PIK Notes.

Cash flows used in financing activities for the year ended December 31, 2018 were $245.2 million primarily consisting of $245.0 million of prepayments on our Term Loan G. In addition, there was $5.0 million of borrowings on and repayments of our Revolver G.

Term Loans and Revolvers
On June 7, 2016, in conjunction with the acquisition of us by affiliates of H&F, we borrowed $3,500.0 million with a group of lenders due and payable on June 7, 2023, creating the Term Loan G and settled all other outstanding term loans. We had a $100.0 million revolving credit facility in conjunction with Term Loan G. On March 19, 2020, we drew $98.0 million on Revolver G. This borrowing was a precautionary measure taken due to the uncertainty of the COVID-19 pandemic. As there were no liquidity issues related to COVID-19, the Revolver G and associated interest were repaid on June 25, 2020.
The term loan and revolver are secured by a first priority lien on substantially all of our tangible and intangible property, including a pledge of all of the capital stock of each of our subsidiaries.
Term Loan G was refinanced on June 12, 2017 to lower the applicable margin on the interest rate by 1.00 % with terms otherwise similar to the former term loan, including a 2023 maturity and the same security and guarantee package. The proceeds of the new term loan were used to repay our existing term loan. As a result of the Term Loan G refinancing on June 12, 2017, and in accordance with GAAP, we incurred expenses of $20.1 million recorded as loss on extinguishment of debt, including the write off of $4.9 million of the term loan discount and $15.2 million of debt issuance costs. During the first quarter of 2018, we achieved a 25 basis point reduction in the interest rate margin of Term Loan G due to an improved leverage ratio, resulting in a lower interest rate of LIBOR plus 2.75%. These amounts are included in the loss on early extinguishments and modifications of debt in the accompanying consolidated statements of income and comprehensive income.
On July 2, 2020 the Company, the administrative agent and the revolving credit lenders agreed to amend the revolving credit facility maturity date to June 7, 2023, or September 1, 2022 should the aggregate principal outstanding on the Senior PIK Notes exceed $300 million on September 1, 2022.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023. See Item 7A Quantitative and Qualitative Disclosures about Market Risks.
Interest on Term Loan G and Revolver G is calculated, at our option, as (a) LIBOR (or, with respect to the term loan facility only 1.00%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate plus 0.50%, (3) LIBOR for an interest period of one month plus 1.00% and (4) 2.00% for Term Loan G and 0.00% for Revolver G, in each case plus an applicable margin of 2.00%. The interest rate in effect for Term Loan G was 3.75%, 4.69% and 5.55% as of December 31, 2020, 2019 and 2018 respectively. Term G interest expense was $119.1 million, $144.2 million and $147.9 million for the year ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in the accompanying consolidated statements of income and comprehensive income.
We are obligated to pay a commitment fee on the average daily unused amount of Revolver G. The annual commitment fee rate was 0.25% at December 31, 2020, 2019 and 2018. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement. Commitment fees were $0.2 million, $0.2 million and $0.4 million for the year ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income and comprehensive income.
In connection with the Refinancing, the commitments under the Revolver G were increased from $100.0 million to $450.0 million and $369.0 million of indebtedness under the Term Loan G were repaid.
Senior Notes
On June 7, 2016, we sold $1,100.0 million of 7.125% Notes. The 7.125% Notes are guaranteed on a senior unsecured basis jointly and severally by us and our subsidiaries and will mature on June 7, 2024. On November 18, 2016, MultiPlan sold $460.0 million of additional 7.125% Notes at 103.5% plus accrued interest from June 7, 2016 to November 18, 2016 of $14.7 million. The notes were issued as additional notes under the same indenture governing our $1,100.0 million of 7.125% Notes. The proceeds of the sale were used to make a $385.0 million distribution to our Class A Unit holders and pay related fees and expenses of $6.9 million, and $98.9 million was transferred to our operating account.
The interest rate on the 7.125% Notes was fixed at 7.125% and was payable semi-annually on June 1 and December 1 of each year. Annual interest expense on the 7.125% Notes was $93.8 million, $111.2 million and $111.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

We sold $1,300.0 million of Senior PIK Notes on November 21, 2017. The Senior PIK Notes were issued by Polaris Intermediate Corp. with a 1.0% discount and will mature on December 1, 2022. The net proceeds of the Senior PIK Notes plus $28.6 million of operating cash were used to make distributions of $1,300.0 million to Class A and B unit holders and pay related transaction expenses and debt issuance costs.
The interest rate on the Senior PIK Notes was fixed at 8.5% and was payable semi-annually on June 1 and December 1 of each year. Interest expense on the Senior PIK Notes was $80.9 million, $107.0 million and $110.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in the interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
During August and September of 2019, we repurchased and cancelled $121.3 million of the Senior PIK Notes. The cash repurchase of $101.0 million resulted in the recognition of a gain of $18.5 million as well as a write-off of the pro-rata share of debt issue costs of $1.0 million and discount of $0.8 million. The debt issuance costs and discount are included in interest expense in the accompanying consolidated statements of income and comprehensive income.
We sold $1,300.0 million of Senior Convertible PIK Notes on October 8, 2020 in connection with the Transactions. The Senior Convertible PIK Notes were issued by MultiPlan with a 2.5% discount and will mature on October 15, 2027. The Senior Convertible PIK Notes will accrue interest at a rate per annum equal to six percent (6.00%) with respect to interest paid in cash and seven percent (7.00%) with respect to interest paid through an increase in the principal amount of the outstanding Senior Convertible PIK Notes or through the issuance of additional Senior Convertible PIK Notes. The Company must elect prior to the third business day prior to any interest payment date to pay Cash Interest or PIK Interest for such interest period; provided that prior to any such election, the Company is deemed to have selected Cash Interest.
On October 8, 2020, we redeemed the Senior PIK Notes in full at a redemption price of 102.000% of the principal amount plus accrued and unpaid interest for a total redemption price of $1,237.6 million.
On October 29, 2020, MPH issued $1,300.0 million in aggregate principal amount of 5.750% Notes and redeemed the 7.125% Notes in full at a redemption price of 103.563% of the principal amount plus accrued and unpaid interest for a total redemption price of $1,661.3 million.
Debt Covenants and Events of Default
We are subject to certain affirmative and negative debt covenants under the debt agreements governing the Term Loan G, the Revolver G and the 5.750% Notes that limit our and our subsidiaries ability to engage in specific types of transactions. These covenants limit our and our subsidiaries' ability to, among other things:
•incur additional indebtedness or issue disqualified or preferred stock;
•pay certain dividends or make certain distributions on capital stock or repurchase or redeem capital stock;
•make certain loans, investments or other restricted payments;
•transfer or sell certain assets;
•incur certain liens;
•place restrictions on the ability of its subsidiaries to pay dividends or make other payments to us;
•guarantee indebtedness or incur other contingent obligations;
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of its business units, assets or other properties; and
•engage in transactions with our affiliates.
In addition, solely with respect to the Revolver G, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the Revolver G, letters of credit issued under the Revolver G (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 30% of the total commitments in respect of the Revolver G at such time, we were required to maintain a consolidated first lien debt to consolidated EBITDA ratio no greater than 6.75 to 1.00 (the "Revolver Ratio"). Our consolidated first lien debt to consolidated EBITDA ratio was 3.14 times, 3.58 times, and 3.40 times as of December 31, 2020, 2019 and

2018, respectively. As of December 31, 2020 and 2019 we were in compliance with all of the debt covenants. In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the Revolver G, letters of credit issued under the Revolver G (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the Revolver G at such time, the Revolver G will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00.
The debt agreements governing the Term Loan G, the Revolver G and the 5.750% Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, and, in the case of the debt agreement governing the Term Loan G and the Revolver G, any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
See the footnotes to the EBITDA and Adjusted EBITDA reconciliation table provided above under "Non-GAAP Financial Measures" for material differences between the financial information of MultiPlan and MPH.
Critical Accounting Policies
A critical accounting policy is one that is both important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we account for our financial condition and results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. We record changes in our estimates in the period the change occurs.
The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets, liabilities, revenues and expenses.
Revenue Recognition
We derive revenues from contracts with customers by selling various cost management services and solutions. Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenues will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenues that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between our estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and these estimates are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available.
See Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.
Goodwill
Goodwill is calculated as the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so.
We assess the impairment of our goodwill at least annually and whenever events or changes in circumstances indicate that the carry value may not be recoverable. We performed our 2020 impairment assessment of goodwill and intangible assets and determined that no impairment existed as of November 1, 2020. The Company's management is not aware of any triggering events subsequent to the impairment review, and management believes no impairments exist as of December 31, 2020 that need to be disclosed.

The goodwill arose from the acquisition of the Company in 2016 by Holdings and the HST acquisition in 2020. The carrying value of goodwill was $4,257.3 million and $4,142.0 million as of December 31, 2020 and 2019, respectively and no impairment has been recognized to date.
Stock-Based Compensation
Prior to the Transactions
Stock-based compensation expense includes costs associated with Units awarded to certain members of key management. Stock-based compensation is measured at the grant date based on the fair value of the Unit and is recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the Unit. The fair value of the Units is remeasured at each reporting period. Based on the put right available to the employee participants, stock-based compensation Units have been accounted for as a liability classified within Holdings' consolidated financial statements and we recorded these Units within shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period.
Each individual award was composed of time vesting units and performance vesting units. Time vesting units and performance vesting units vest based on the vesting dates and the achievement of certain performance measures as defined in each award agreement. We amortize the time vesting units on a straight line basis, and the performance vesting units on a graded vesting basis.
We determined the fair value of our awards based on (i) the customized payout structure of the subject Units, (ii) liquidity timing, and (iii) vesting hurdles, as applicable, based on the output of Monte Carlo simulations. The simulation was based on a risk neutral framework which is a common technique for valuing financial derivatives that possess optionality.
Changes in the assumptions made on (i) liquidity dates, (ii) volatility, (iii) discount rates and (iv) the risk-free rate can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized. The Company has historically been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on U.S. Treasury constant maturity yields commensurate with the remaining term for each liquidity date assumption. These inputs are subjective and generally require significant analysis and judgment to develop.
The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result the valuation as of October 7, 2020 used the cumulative exit value of the Company, corresponding to the transaction value and prior distributions, and removed the discount for lack of marketability.
After the consummation of the Transactions
The fair value of the awards under the 2020 Omnibus Incentive Plan is typically based on the fair value of our common shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a straight line basis for employees, and in the same period(s) and in the same manner as if the Company had paid cash in exchange for the goods or services instead of a share-based award for non-employees. The Company recognizes forfeitures as they occur.
See Note 15 Stock-Based Compensation of the Notes to Consolidated Financial Statements for additional information.
Private Placement Warrants and unvested founder shares
The Company classifies the Private Placement Warrants and unvested founder shares as a long-term liability on its consolidated balance sheets. Each Private Placement Warrant and unvested founder share is initially recorded at fair value on the date of consummation of the Transactions using an option pricing model, and it is re-measured to fair value at each subsequent reporting date. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the private placement warrants until the warrant is equity classified.
We determine the fair value of the Private Placement Warrants and unvested founder shares using an option pricing model while taking into consideration (i) the price of the Company's Class A common stock, (ii) transfer restrictions, and (iii) vesting hurdles, as applicable. The simulation was based on a risk neutral framework which is a common technique for valuing financial derivatives that possess optionality.
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change in fair value of Private Placement Warrants and unvested founder shares and expenses. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the 5 year U.S. Treasury constant maturity yields. The discount for lack of marketability for privately held securities is based on the average rate protective put method that estimates the discount based on the average price over the restriction period rather than based on the final price.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in our financial statements, including our recent earnings history, current and projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, any changes in current tax law, such as the CARES Act, the TCJA and available tax planning strategies.
The CARES Act was signed into law on March 27, 2020. The law features tax relief measures for businesses including a change in the Section l63(j) interest deduction limitation increasing the adjusted taxable income limitation from 30% to 50% retroactively to tax years beginning on or after January 1, 2019. The provision also allows the taxpayer to elect to use its 2019 adjusted taxable income for its 2020 limitation. The Treasury and the IRS released final regulations on the Section 163(j) interest deduction limitation on July 28, 2020. Taxpayers may apply the final regulations in their entirety to tax years beginning after December 31, 2017. The final regulations clarify the definition of interest to limit it to items treated as “interest” for U.S. Federal income tax purposes. The CARES Act had additional impacts to the 2019 tax year, however, they do not have a material impact to our income tax provision. See Note 12 Income Taxes of the Notes to Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Customer Concentration
Two customers individually accounted for 35% and 20% of revenues during each of the years ended December 31, 2020 and December 31, 2019. During the year ended December 31, 2018, two customers individually accounted for 30% and 20% of revenues. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
Recent Accounting Pronouncements
See Note 3 New Accounting Pronouncements of the Notes to Consolidated Financial Statements for additional information.
Quantitative and Qualitative Disclosure about Market Risk
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk below.
Internal Controls of Financial Reporting
In connection with the audits of our consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2017, 2018, and 2019, we identified two material weaknesses in our internal control over financial reporting:

•We did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, including condensed timelines to close and sufficient oversight of internal control over financial reporting.
•We did not maintain sufficient formal accounting policies, procedures, and controls for accounting and financial reporting with respect to the requirements and application of public company financial reporting requirements, including accounting for debt and equity arrangements.
Our remediation efforts will include the hiring of additional resources, with the requisite knowledge of accounting and financial reporting, sufficient to meet the needs of a public company in the United States. We will also develop and maintain formal accounting policies, procedures and controls for accounting and financial reporting. In addition, as of the date of this Annual Report on Form 10-K:
•We hired a Chief Accounting Officer with the requisite skills in public company financial reporting and whose employment commenced in September 2020.
•We hired a Vice President of Internal Audit with the requisite skills in risk assessment, Sarbanes-Oxley Act compliance and internal control over financial reporting, whose employment commenced in October 2020.
•We hired an Executive Vice President of Finance and Strategy, a Senior Vice President of Finance and Investor Relations, and an Assistant Vice President and Assistant General Counsel of Securities in November 2020, January 2021, and December 2020, respectively.
•We engaged third-party consulting firms to help us review and develop formal accounting policies, procedures and controls for accounting and financial reporting with respect to the requirements and application of public company financial reporting requirements.
While progress has been made to remediate both material weaknesses, material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that associated controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2020.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a result of our financing activities, we are exposed to market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable-rate debt. Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

Trade accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. We continuously monitor collections and payments from customers. Based upon historical experience and any specific customer collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.

While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

Interest Rate Risks. We are exposed to changes in interest rates. Borrowings under our senior secured credit facilities are variable rate debt. Interest rate changes generally impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. A 100-basis point increase (decrease) in the variable interest rates under Term Loan G would result in a $23.4 million increase (decrease) in interest expense, per annum on our borrowings.

We may manage our exposure to fluctuations in interest rates with respect to our senior secured credit facilities by entering into interest rate swap or cap agreements. From time to time, we have entered into interest rate swap and cap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments were used to mitigate interest rate or other risks, although to some extent they exposed us to market risks and credit risks. We currently have no derivative instruments and had no derivatives in 2020, 2019 and 2018.

We controlled the credit risks associated with these instruments through the evaluation of the creditworthiness of the counterparties. In the event that the counterparty failed to meet the terms of a contract or agreement then our exposure would have been limited to the current value, at that time, of the interest rate differential, not the full notional or contract amount. Management believes that such contracts and agreements were executed with creditworthy financial institutions. As such, we considered the risk of nonperformance to be remote.

In July 2017, the United Kingdom Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021, which has recently been extended to June 30, 2023. The effect of any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere cannot be predicted. Such developments may cause LIBOR to perform differently than the past, including sudden or prolonged increases or decreases in LIBOR, or LIBOR may cease to exist resulting in the application of a successor base rate under our credit facilities. Either development could have unpredictable effects on our interest payment obligations, including an increase in interest payments under our credit facilities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MultiPlan Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MultiPlan Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of (loss) income and comprehensive (loss) income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
PSAV Revenue – Variable Consideration
As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the compensation received from healthcare cost payors in exchange for various cost management services and solutions. Compensation from payors includes commissions received for each claim based on the percentage of savings (“PSAV”) achieved compared to the providers’ billed fee-for service rates. Revenue under a PSAV arrangement is entirely variable and variable consideration is estimated using the expected value method based on the Company’s historical experience and management’s best judgment at the time. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based on both client-specific and aggregated factors that include historical billing and adjustment data, client contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. For the year ended December 31, 2020, revenue from PSAV arrangements was $871.0 million.
The principal considerations for our determination that performing procedures relating to the PSAV revenue, specifically the variable consideration, is a critical audit matter are (i) the significant judgment by management due to the measurement uncertainty involved in developing these estimates, as the estimates are based on assumptions developed using both client-specific and aggregated factors related to historical billing and adjustment data, including the period of historical experience utilized in determining the estimate of variable consideration, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumption related to the period of historical experience.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimate of PSAV variable consideration, (ii) evaluating the appropriateness of the expected value method, (iii) testing the completeness and accuracy of underlying data used in the method, and (iv) evaluating the reasonableness of the significant assumption related to the period of historical experience. Evaluating the reasonableness of the assumption related to the period of historical experience involved considering the historical relationships of revenue recognized and collected and amounts returned or credited in subsequent periods, and whether this assumption was consistent with evidence obtained in other areas of the audit.
Convertible Notes Transaction
As described in Note 9 to the consolidated financial statements, the Company issued $1.3 billion aggregate principal amount of 6% convertible PIK notes (the “Senior Convertible PIK Notes”) in October 2020. The nature of the convertible PIK notes required management to separate the Senior Convertible PIK Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount, net of original issue discount of the Senior Convertible PIK Notes.
The principal considerations for our determination that performing procedures relating to the convertible notes transaction is a critical audit matter are (i) the significant judgment by management in determining the fair value of the liability component of the notes, which included a significant assumption related to the estimated interest rate of a similar debt instrument that does not have an associated convertible feature, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation, the accounting for the conversion option, and the other embedded features of the notes, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the convertible notes, and testing management’s process for determining the fair value of the liability component of the notes as of the issuance date. Testing management’s process included (i) evaluating the methodology used by management to determine the fair value of the liability component of the notes, (ii) testing the mathematical accuracy of management’s model, (iii) assessing the reasonableness of the significant assumption related to management’s selection of the interest rate of a similar debt instrument that does not have an associated convertible feature, and (iv) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in evaluating the methodology to calculate the fair value of the liability component of the notes, testing the mathematical accuracy of the model, and evaluating whether the interest rate of a comparable non-convertible note used by management was reasonable considering consistency with external market data.
Valuation of Unvested Founder Shares
As described in Notes 2 and 10 to the consolidated financial statements, the Company classifies the unvested founder shares as a liability on its consolidated balance sheets as these unvested founder shares are precluded from being indexed to the Company’s stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in the relevant accounting guidance. The unvested founder shares were initially recorded at fair value on the date of consummation of the Transactions using the Monte Carlo model, and subsequently remeasured to fair value at each subsequent reporting date. Changes in fair value are recognized in the consolidated statements of (loss) income and comprehensive (loss) income. The Monte Carlo model incorporates the (i) price of the Company’s Class A common stock, (ii) transfer restrictions, and (iii) vesting hurdles, as applicable, in calculating the fair value. Assumptions used in the model are subjective and require significant management judgment, and include (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of the unvested founder shares. As of October 8, 2020, the fair value of the unvested founder shares was $86.0 million. As of December 31, 2020, the fair value of the unvested founder shares was $62.1 million.
The principal considerations for our determination that performing procedures relating to the valuation of the unvested founder shares is a critical audit matter are (i) the significant judgment by management in determining the fair value of the unvested founder shares which included the significant assumptions related to the volatility and discount for lack of marketability, (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of the unvested founder shares and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the unvested founder shares, and testing management’s process related to determining the fair value as of the October 8, 2020 and as of year-end. Testing management’s process included (i) evaluating the methodology used by management to determine the fair value of the unvested founder shares, (ii) testing the mathematical accuracy of management’s model, (iii) assessing the reasonableness of management’s significant assumptions related to the volatility and discount for lack of marketability, and (iv) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in evaluating the methodology to calculate the fair value of the unvested founder shares, testing the mathematical accuracy of the model, and evaluating whether the significant assumptions related to the volatility and discount for lack of marketability used by management were reasonable considering consistency with external market data.
Accounting for and Valuation of Private Placement Warrants
As described in Notes 2 and 10 to the consolidated financial statements, the Company classifies the private placement warrants as a liability on its consolidated balance sheets as the private placement warrants are precluded from being indexed to the Company’s stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in the relevant accounting guidance. The warrants were initially recorded at fair value on the date of consummation of the Transactions using an option pricing model, and subsequently remeasured to fair value at each subsequent reporting date. Changes in fair value are recognized in the consolidated statements of (loss) income and comprehensive (loss) income. The option pricing model incorporates the (i) price of the Company’s Class A common stock, (ii) transfer restrictions, and (iii) vesting hurdles, as applicable, in calculating the fair value. Assumptions used in the model are subjective and require significant management judgment, and include (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of the private placement warrants. As of October 8, 2020, the fair value of the private placement warrants was $56.0 million. As of December 31, 2020, the fair value of the private placement warrants was $44.5 million.
The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants is a critical audit matter are (i) the significant judgment by management in determining the accounting for and fair value of the private placement warrants; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants and the significant assumptions related to the volatility and discount for lack of marketability used in the valuation of the private placement warrants; (iii) the audit effort involved the use of professionals with specialized skill and knowledge and (iv) as disclosed by management, a material weakness related to accounting for debt and equity instruments existed as of December 31, 2020.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants, and testing management’s process related to determining the fair value as of October 8, 2020 and as of year-end. Testing management’s process included (i) evaluating the methodology used by management to determine the fair value of the warrants, (ii) testing the mathematical accuracy of management’s model, (iii) assessing the reasonableness of management’s significant assumptions related to the volatility and discount for lack of marketability, and (iv) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in evaluating management’s accounting for the private placement warrants, evaluating the methodology to calculate the fair value of the private placement warrants, testing the mathematical accuracy of the model, and evaluating whether the significant assumptions related to the volatility and discount for lack of marketability used by management were reasonable considering consistency with external market data.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2021

We have served as the Company's auditor since 2009.

MULTIPLAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$126,755	$21,825
Trade accounts receivable, net	63,198	77,071
Prepaid expenses	17,708	14,393
Prepaid taxes	—	2,130
Other current assets, net	1,193	195
Total current assets	208,854	115,614
Property and equipment, net	187,631	177,992
Operating lease right-of-use assets	31,339	29,998
Goodwill	4,257,336	4,142,013
Other intangibles, net	3,584,187	3,886,643
Other assets	14,231	8,151
Total assets	$8,283,578	$8,360,411
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15,261	$9,565
Accrued interest	31,528	17,966
Accrued taxes	10,176	382
Operating lease obligation, short-term	6,439	9,521
Accrued compensation	21,843	26,311
Other accrued expenses	27,251	22,041
Total current liabilities	112,498	85,786
Long-term debt	4,578,488	5,397,122
Operating lease obligation, long-term	27,499	23,086
Private Placement Warrants and unvested founder shares	106,595	—
Deferred income taxes	900,633	869,199
Total liabilities	5,725,713	6,375,193
Commitments and contingencies (Note 13)
Shareholders' equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 664,183,318 and 415,700,000 issued; 655,075,355 and 415,700,000 shares outstanding	66	42
Additional paid-in capital	2,530,410	1,347,613
Retained earnings	116,999	637,563
Treasury stock — 9,107,963 and 0 shares	(89,610)	—
Total shareholders' equity	2,557,865	1,985,218
Total liabilities and shareholders' equity	$8,283,578	$8,360,411
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues	$937,763	$982,901	$1,040,883
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	318,675	149,607	149,463
General and administrative expenses	355,635	75,225	77,558
Depreciation	60,577	55,807	52,268
Amortization of intangible assets	334,697	334,053	334,053
Total expenses	1,069,584	614,692	613,342
Operating (loss) income	(131,821)	368,209	427,541
Interest expense	335,638	376,346	383,261
Interest income	(288)	(196)	(51)
Loss (gain) on extinguishment of debt	102,993	(18,450)	—
Loss on investments	12,165	—	—
Change in fair value of Private Placement Warrants and unvested founder shares	(35,422)	—	—
Net (loss) income before income taxes	(546,907)	10,509	44,331
(Benefit) provision for income taxes	(26,343)	799	8,108
Net (loss) income	$(520,564)	$9,710	$36,223

Weighted average shares outstanding - Basic and Diluted	470,785,192	415,700,000	415,700,000

Net (loss) income per share - Basic and Diluted	$(1.11)	$0.02	$0.09

Comprehensive (loss) income	$(520,564)	$9,710	$36,223
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2017 (1)	415,700,000	$42	$1,357,776	$591,630	—	$—	$1,949,448
Class B Unit expense	—	—	4,717	—	—	—	4,717
Net income	—	—	—	36,223	—	—	36,223
Balance as of December 31, 2018 (1)	415,700,000	42	1,362,493	627,853		—	1,990,388
Class B Unit expense	—	—	(14,880)	—	—	—	(14,880)
Net income	—	—	—	9,710	—	—	9,710
Balance as of December 31, 2019 (1)	415,700,000	42	1,347,613	637,563		—	1,985,218
Effect of the Mergers (Note 4)	128,806,148	13	(548,636)	—	—	—	(548,623)
Private Placement Warrants and unvested founder shares (Note 10)	(12,404,080)	(2)	(142,017)	—	—	—	(142,019)
PIPE Investment, net of costs (Note 4)	132,050,000	13	1,467,396	—	—	—	1,467,409
Class B Unit expense (Note 15)	—	—	405,843	—	—	—	405,843
2020 Omnibus Incentive Plan (Note 15)	31,250	—	211	—	(13,087)	(117)	94
Treasury stock purchases	—	—	—	—	(9,094,876)	(89,493)	(89,493)
Net loss	—	—	—	(520,564)	—	—	(520,564)
Balance as of December 31, 2020	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(520,564)	$9,710	$36,223
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	60,577	55,807	52,268
Amortization of intangible assets	334,697	334,053	334,053
Amortization of the right-of-use asset	8,405	9,594	—
Stock-based compensation	406,054	(14,880)	4,717
Deferred tax benefit	(45,041)	(111,404)	(112,483)
Non-cash interest costs	22,888	13,368	12,925
Loss (gain) on debt extinguishment	102,993	(18,450)	—
Loss on investments	12,165	—	—
Loss on disposal of property and equipment	610	163	2,210
Change in fair value of Private Placement Warrants and unvested founder shares	(35,422)	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	14,758	5,279	3,019
Prepaid expenses and other assets	(7,480)	(8,822)	(4,681)
Prepaid taxes	2,130	(1,426)	4,402
Operating lease obligations	(8,461)	(9,462)	—
Accounts payable and accrued expenses and other	29,065	20,783	(40,350)
Net cash provided by operating activities	377,374	284,313	292,303
Investing activities:
Purchases of property and equipment	(70,813)	(66,414)	(63,556)
HST Acquisition, net of cash acquired	(140,032)	—	—
Net cash used in investing activities	(210,845)	(66,414)	(63,556)
Financing activities:
Repayments of Term Loan G	(369,000)	(100,000)	(245,000)
Extinguishment of 7.125% Notes	(1,615,583)	—	—
Extinguishment of Senior PIK Notes	(1,202,302)	(101,013)	—
Issuance of Senior Convertible PIK Notes	1,267,500	—	—
Issuance of 5.750% Notes	1,300,000	—	—
Borrowings on revolving credit facility	98,000	—	5,000
Repayment of revolving credit facility	(98,000)	—	(5,000)
Effect of the Transactions (Note 4)	682,408	—	—
Purchase of treasury stock	(101,123)	—	—
Payment of debt issuance costs	(23,489)	—	—
Payments on finance leases, net	(10)	(75)	(150)
Net cash used in financing activities	(61,599)	(201,088)	(245,150)
Net increase (decrease) in cash and cash equivalents	104,930	16,811	(16,403)
Cash and cash equivalents at beginning of period	21,825	5,014	21,417
Cash and cash equivalents at end of period	$126,755	$21,825	$5,014
Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$4,334	$3,768	$3,782
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(312,349)	$(363,907)	$(374,168)
Income taxes, net of refunds	$(3,917)	$(114,569)	$(116,634)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

1.General Information and Business
General Information
MultiPlan Corporation, formerly known as Churchill Capital Corp III (formerly known as Butler Acquisition Corp), was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and MultiPlan Parent. On October 8, 2020, the Merger Agreement was consummated and the Transactions were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and The New York Stock Exchange ticker symbols for its Class A common stock and warrants to "MPLN" and "MPLN.WS", respectively.
The Transactions were accounted for as a reverse recapitalization. Under this method of accounting, Churchill has been treated as the acquired company for financial reporting purposes. This determination was primarily based on our existing stockholders being the majority stockholders and holding majority voting power in the combined company, our senior management comprising the majority of the senior management of the combined company, and our ongoing operations comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Transactions were treated as the equivalent of MultiPlan issuing shares for the net assets of Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized at fair value (which were consistent with carrying value), with no goodwill or other intangible assets recorded. Operations prior to the Transactions in these financial statements are those of Polaris and the retained earnings of Polaris has been carried forward after the Transactions. Earnings per share calculations for all periods prior to the Transactions have been retrospectively adjusted for the equivalent number of shares reflecting the exchange ratio established in the Transactions.
Throughout the notes to the consolidated financial statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to Polaris and its subsidiaries prior to the consummation of the Transactions, and MultiPlan and its subsidiaries after the Transactions.
Business
We are a provider of data analytics and technology-enabled end-to-end cost management, payment and revenue integrity solutions to the U.S. healthcare industry as measured by revenue and claims processed. We are also an independent PPO in the U.S., with contracted providers in all 50 states and the District of Columbia. The Company, through its operating subsidiary, MultiPlan, Inc., offers these solutions nationally through its Analytics-Based Services, which reduce medical cost through means other than contracted provider discounts and include Fee Negotiation and RBP Services, its Network-Based Services, which reduce medical cost through contracted discounts with healthcare providers and include one of the largest independent PPOs in the United States, and its Payment Integrity Services, which reduce medical cost by identifying and removing improper, unnecessary and excessive charges before claims are paid. We are a technology-enabled service provider and transaction processor and do not deliver health care services, bear insurance risk, underwrite risk, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
Our customers almost entirely are payors. We offer these payors a single electronic gateway to a highly-integrated and comprehensive set of services in each of the three categories (Analytics-Based Services, Network-Based Services, and Payment Integrity Services — see descriptions below), which are used in combination or individually to reduce the medical cost burden on healthcare payors and patients while fostering efficient payment to the providers. For the year ended December 31, 2020, our expansive network included access to over 1,200,000 healthcare providers.
Payors generally aim to pay provider claims at a discount to reduce cost, and to eliminate any improperly billed charges before payment is made. Our Analytics-Based Services discount claims using data-driven negotiation and/or pricing methodologies to support payments to providers with whom contractual discounts are not possible and our fees are generally priced based on a percentage of savings achieved. Our Network-Based Services offer payors a broad network of discounted rates for providers with whom payors do not have a contractual relationship, and our fees are priced based on either a percentage of savings achieved or at a per employee/member per month fee. Our Payment Integrity Services use data, technology and clinical expertise to assist payors in identifying improper, unnecessary and excessive charges before claims are paid and our fees are generally priced based on a percentage of savings achieved.
2.Summary of Significant Accounting Policies

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned.
The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company's estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to revenue recognition, recoverability of long-lived assets, goodwill, valuation of debt instruments, valuation of stock-based compensation awards and income taxes.
COVID-19
COVID-19 has negatively impacted our business, results of operations and financial condition during 2020. Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. The extent of the ultimate impact will depend on the severity and duration of the pandemic. Future developments are highly uncertain, including the widespread availability and distribution of COVID-19 vaccines, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies and consumer behavior and health care utilization patterns. See Note 9 Long-Term Debt for discussion of our precautionary measures to ensure our cash flow requirements were met and Note 12 Income Taxes for discussion on the impact of the CARES Act.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker. The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company's singular focus is being a leading value-added provider of data analytics and technology-enabled end-to-end cost management, payment and revenue integrity solutions to the U.S. healthcare industry.
In addition, all of the Company's revenues and long-lived assets are attributable to operations in the United States for all periods presented.
Business Combinations
The Company determines whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the Company then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.
Business combinations are accounted for using the acquisition method at the acquisition date, which is when control is obtained. The consideration transferred is generally measured at fair value, as are the identifiable assets acquired and liabilities assumed. During the one-year period following the acquisition date, if an adjustment is identified based on new information about facts and circumstances that existed as of the acquisition date, the Company will record measurement-period adjustments related to the acquisitions in the period in which the adjustment is identified.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Goodwill is measured at the acquisition date as the fair value of the consideration transferred (including, if applicable, the fair value of any previously held equity interest and any non-controlling interests) less the net recognized amount (which is generally the fair value) of the identifiable assets acquired and liabilities assumed.
Transaction costs, other than those associated with the issuance of debt or equity securities incurred in connection with a business combination, are expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value due to the short maturity of those investments. The Company had deposits in a major financial institution that exceeded Federal Deposit Insurance Corporation insurance limits. Management believes the credit risk related to these deposits is minimal.
Accounts Receivable
Accounts receivable are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the CECL.

Prior to January 1, 2020, accounts receivable was stated at net realizable value, net of allowances for doubtful accounts and constraints on variable consideration.
Allowance for Doubtful Accounts
The Company is paid for virtually all of its services by insurance companies, third-party administrators and employers. Management estimates constraints on variable consideration for anticipated contractual billing adjustments that its clients or the Company may make to invoiced amounts, refer to Revenue Recognition accounting policies for additional detail. Management also maintains allowances for doubtful accounts for estimated losses resulting from the Company's clients' inability to make required payments. The Company establishes an allowance for doubtful accounts based upon a specific customer's credit risk.
The following table details the changes in the allowance for doubtful accounts:

(in thousands)	2020	2019	2018
Allowance as of January 1,	$408	$529	$579
Provision for doubtful accounts	58	—	—
Write-offs of uncollectible receivables	—	(121)	(50)
Allowance as of December 31,	$466	$408	$529
Management regularly evaluates the adequacy of the assumptions used in determining these allowances and adjusts as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes off accounts after all substantial collection efforts have failed and any resulting losses are included in general and administrative expenses within our consolidated statements of (loss) income and comprehensive (loss) income.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Major expenditures for property and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is ready for its intended use. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in costs of goods sold and general and administrative expenses within our consolidated statements of (loss) income and comprehensive (loss) income.
The Company provides for depreciation and amortization on property and equipment using the straight-line method to allocate the cost of depreciable assets over their estimated lives as follows:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

Asset Classification	Estimated Used Life
Leasehold improvements	The shorter of the life of lease or asset life, 5 – 15 years
Furniture and equipment	5 – 7 years
Computer hardware	3 – 5 years
Computer software	3 – 5 years
Internal-use software development costs incurred in the preliminary project stage are expensed as incurred; costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally five years; and costs incurred in the post-implementation/operations stage are expensed as incurred.
Leases
Effective January 1, 2019, the Company adopted the new lease accounting standard issued by the FASB ASC ASC 842, which requires the recording of operating lease ROU assets and operating lease liabilities. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets under capital leases were already recorded on the balance sheet under the previous guidance, ASC Topic 840.
The Company adopted this new accounting standard on a modified retrospective basis using a simplified transition approach. As a result, comparative financial information was not restated and continues to be reported under the accounting standards in effect for those periods. Additionally, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward (1) our historical lease classification and assessments for expired and existing leases, and (2) our historical accounting for initial direct costs for existing leases. We elected not to record on the consolidated balance sheets any lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise. We also elected to account for the non-lease components within our leases as part of the single lease component to which they are related. The adoption of the standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $35.7 million and $38.1 million, respectively, as of January 1, 2019. Included in the measurement of the right-of-use assets is the reclassification of certain balances including those historically recorded as prepaid or deferred rent.
Substantially all of our operating leases are related to office space we lease in various buildings for our own use. The terms of these non-cancelable operating leases typically require us to pay rent and a share of operating expenses and real estate taxes. We also lease equipment under both operating and finance lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
ROU assets represent the Company's right to control the use of the underlying assets for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the Company's portfolio of leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term beginning at the lease commencement date. The lease term is the noncancelable period of the lease, and includes any renewal and termination options we are reasonably certain to exercise. The reasonably certain threshold is evaluated at lease commencement and is typically met if substantial economic incentives or termination penalties are identified. The operating lease ROU assets are adjusted for lease incentives, any lease payments made prior to the commencement date and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The lease expense for our operating leases is recognized on a straight-line basis over the lease term and is included in cost of services or general and administrative expenses in our consolidated statements of (loss) income and comprehensive (loss) income.
Finance leases are included in property and equipment, net and long-term debt on our consolidated balance sheets. Our finance leases are not material to the financial statements as a whole.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense is recognized for these short-term leases on a straight-line basis over the lease term.
Accounting Policy Applicable Prior to January 1, 2019

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Assets held under capital leases are included in property and equipment, net. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term.
See Note 7 Leases for additional information on leases.
Goodwill and Other Intangible Assets
Goodwill is calculated as the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so.
The Company assessed the impairment of its goodwill and indefinite-lived intangible assets at least annually on June 30 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of fiscal 2020, the Company changed the date of its annual goodwill impairment test from June 30 to November 1. The change was made to more closely align the impairment testing date with the Company's long-term planning and forecasting process. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge. The Company has determined this change in accounting principle is preferable. It is impracticable to determine the cumulative effect of this change to any prior period because the Company would not be able to distinguish objectively whether the significant estimates used in this process would have been available in prior periods without the use of hindsight; the Company will apply the effects of this change prospectively.
Important factors that may trigger an impairment review include but are not limited to:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•significant negative industry or economic trends; and
•significant decline in the Company's estimated enterprise value relative to carrying value.
The Company is required to write down its goodwill and indefinite-lived intangible assets if they are determined to be impaired. The Company tests its goodwill for impairment on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below the operating segment (the component level), discrete financial information is prepared and regularly reviewed by management and the businesses are not otherwise aggregated due to having certain common characteristics, in which case such component is the reporting unit.
We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test. In the quantitative impairment test, we calculate the estimated fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) comparable public company analysis and (iii) comparable acquisitions analysis, giving equal weight to the three approaches. If the carrying amount of the reporting unit after all of the reporting unit's other assets (excluding goodwill) have been adjusted for impairment exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
Indefinite-lived intangible assets, such as certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value.
We performed our 2020 qualitative impairment assessment of goodwill and intangible assets and determined that no impairment existed as of November 1, 2020. No goodwill or indefinite-lived intangible asset impairment was identified in any of the periods presented. The Company's management is not aware of any triggering events subsequent to the impairment review, and management concludes no impairment exists as of December 31, 2020.
The value of definite-lived intangible assets are recorded at their acquisition date fair value and amortized on a straight-line basis over their estimated lives. The Company tests definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No definite-lived intangible asset impairment was identified in any of the periods presented.
Following is a summary of the range of estimated useful life of other intangible assets:

Asset Classification	Range of Estimated Useful Life
Client relationships	10 to 15 years
Provider Network	15 years
Technology	5 years
Trade Names	10 years to indefinite
The Company adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment, for the year ended December 31, 2018.
See Note 8 Goodwill and Other Intangible Assets for additional information.

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue accounting standard issued by the FASB ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606. All revenue recognized in the consolidated statements of (loss) income and comprehensive (loss) income is considered to be revenue from contracts with customers.

Revenue is generated from the compensation received from healthcare cost payors in exchange for various cost management services and solutions. Our service offerings include the following: (i) Network-Based Solutions that process claims at a discount compared to billed fee-for-service rates and using an extensive network, (ii) Analytics-Based Solutions that use its leading and proprietary information technology platform to offer clients Analytics-Based Solutions to reduce medical costs and (iii) Payment Integrity Solutions that use data, technology and clinical expertise to identify improper, unnecessary and excessive charges. Compensation from payors includes (1) commissions received for each claim based on the PSAV achieved compared to the providers' billed fee-for service rates and (2) fees for standing ready to provide cost management solutions for each covered member, which are based on a PEPM.
Our performance obligation to the customer for a PSAV arrangement is the cost management services provided for each submitted claim regardless of the service offering used to achieve savings, as they are not distinct in the context of the contract. Our performance obligation for PEPM arrangements is to stand ready to process and achieve savings for all covered members each month.
For services performed under a PSAV arrangement, the Company enters into a contract with the customer once the claim is submitted. Revenue under a PSAV arrangement is entirely variable and estimated using the expected value method obtained by applying the contractual rates to the materialized savings that can be reliably estimated leveraging extensive historical data of results obtained for claims of similar nature. Revenue is recognized at a point in time where the customer obtains control over the service promised by the Company, which generally occurs when the Company successfully transfers the savings for the claim to the customer. Judgment is not typically required when assessing whether the savings have materialized.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Fees from customers for standing ready to provide cost management solutions for each customer's members each month vary depending on the number of employees covered each month. PEPM contracts represent a series of performance obligations to stand ready to provide cost management solutions to our customers' covered employees on a monthly basis with each time increment representing a distinct service. We recognize revenue over time using the time elapsed output method. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.
Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between the Company's estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. We update our estimates at the end of each reporting period as additional information becomes available.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 15 to 30 days. We do not have any significant financing components in our contracts with customers.
The Company expenses sales commissions and other costs to obtain a contract when incurred, because our commissions are deemed contingent on factors broader than the simple intention of the contracts and cannot be considered directly incremental. These costs are recorded within selling, general and administrative expenses.
Practical Expedients and Accounting Policy Elections
The Company excludes sales taxes and other similar taxes from the measurement of the transaction price.
The Company does not disclose the value of unsatisfied performance obligations, nor do we disclose the timing of revenue recognition for contracts with an original expected length of one year or less.
The Company uses a portfolio approach when estimating the amount of consideration it expects to receive from certain classes of customer contracts with similar characteristics, and expects that the difference from applying the new revenue standard to a portfolio of contracts as compared to an individual contract would not result in a material effect on the financial statements.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues
Network Services	$271,262	$314,510	$363,510
PSAV	208,276	249,095	289,874
PEPM	55,301	56,841	60,950
Other	7,685	8,574	12,686
Analytic-Based Services	564,661	561,525	584,998
PSAV	560,981	560,675	584,453
PEPM	3,680	850	545
Payment Integrity Services	101,840	106,866	92,375
PSAV	101,753	106,782	92,223
PEPM	87	84	152
Total Revenues	$937,763	$982,901	$1,040,883
Costs of Services
Costs of services consist of all costs specifically associated with claims processing activities for customers, sales and marketing and the development and maintenance of the Company's networks and analytics-based solutions.
Insurance
The Company employs various risk transfer methodologies in dealing with the various insurance policies it purchases. These methodologies include the use of large deductible programs and self-insured retentions with stop loss limits. Errors and omissions liability, directors and officers liability, fiduciary liability, cybersecurity, employment practices liability and crime insurance are all claims made coverages and utilize self-insured retentions subject to an annual aggregate limit. These self-insured retentions range from $10,000 to $2,500,000 per claim. The Company retains the services of an insurance broker to assess current risk and exposure levels as a standalone entity. The appropriate types and levels of coverage were determined by the Company, and the Company had active policies providing the desired level of coverage deemed necessary by the Company.
Health insurance and employee benefits are subject to the participant's deductible amounts with amounts exceeding the deductibles self-insured by the Company. The Company uses historical claim data and loss trends to project incurred losses and record loss reserves. Other factors utilized in determining loss reserves include, but are not limited to, the amount and timing of historical payments, severity of individual claims, jurisdictional considerations, the anticipated future volume of claims, the life span of various types of claims and input from the Company's legal representatives responsible for the defense of these claims. The ultimate value of casualty claims (primarily general liability) and professional liability (primarily errors and omissions) claims may take several years before becoming known.
Stock-Based Compensation
Prior to the Transactions
The Company's awards were granted in the form of Units via the Polaris Agreement.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions and using the graded-vesting method for awards with performance conditions. The fair value of the awards is remeasured at each reporting period. The Units are classified as liabilities and their fair value is remeasured at each reporting period.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
We determine the fair value of our awards based on (i) the customized payout structure of the subject Units, (ii) liquidity timing, and (iii) vesting hurdles, as applicable, based on the output of Monte Carlo simulations. The simulation was based on a risk neutral framework which is a common technique for valuing financial derivatives that possess optionality.
Changes in the assumptions made on (i) liquidity dates, (ii) volatility, (iii) discount rates and (iv) the risk-free rate can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized. The Company has historically been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on US Treasury constant maturity yields commensurate with the remaining term for each liquidity date assumption. These inputs are subjective and generally require significant analysis and judgment to develop.
After the consummation of the Transactions
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of Employee RS and Director RSUs.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as compensation expense for Employee RS, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions and using the graded-vesting method for awards with performance conditions. The compensation expense for Director RSUs is recognized in the same period(s) and in the same manner as if the Company had paid cash in exchange for the goods or services instead of a share-based award.
We determine the fair value of the awards with time based vesting using the value on our common stock on the date of the grant.
See Note 15 Stock-Based Compensation for further information.
Private Placement Warrants and Unvested Founder Shares
The Company classifies the Private Placement Warrants and unvested founder shares as a liability on its consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815.
The Private Placement Warrants and unvested founder shares were initially recorded at fair value on the date of consummation of the Transactions and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of Private Placement Warrants and unvested founder shares in the consolidated statements of (loss) income and comprehensive (loss) income. The fair value of the unvested founder shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants using a Black Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
We determine the fair value of the Private Placement Warrants and unvested founder shares using an option pricing model while taking into consideration (i) the price of the Company's Class A common stock, (ii) transfer restrictions, and (iii) vesting hurdles, as applicable. The simulation was based on a risk neutral framework which is a common technique for valuing financial derivatives that possess optionality.
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately other income and expenses. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the 5 year U.S. Treasury constant maturity yields. The discount for lack of marketability for privately held securities is based on the average rate protective put method that estimates the discount based on the average price over the restriction period rather than based on the final price.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Customer Concentration
Two customers individually accounted for 35% and 20% of revenues during each of the years ended December 31, 2020 and December 31, 2019. During the year ended December 31, 2018, two customers individually accounted for 30% and 20% of revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations.
Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash and accounts receivable, approximate their fair values due to their short maturities.
The fair value of long-term debt is based on interest rates currently available for instruments with similar terms. The fair value of the Private Placement Warrants and unvested founder shares described in Note 10 Private Placement Warrants and Unvested Founder Shares is based on the price of the Company's Class A common stock while taking in consideration restrictions and vesting conditions, as applicable.
See Note 11 Fair Value Measurements for additional details.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carry forwards and tax credit carry forwards if it is more likely than not that the tax benefits will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The Company evaluates all factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements, including its recent earnings history, current and projected future taxable income, the number of years its net operating loss and tax credits can be carried forward, the existence of taxable temporary differences and available tax planning strategies.
Loss and Earnings per Common Share
The Company calculates EPS based on the weighted average number of common shares outstanding for the period.
Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such potential common shares include options, unvested RSUs, and warrants.
In periods when the Company records net loss, potential common shares are excluded in the computation of diluted EPS because their inclusion would be anti-dilutive.
See Note 17 Basic and Diluted Loss and Earnings Per Share for additional information.
3.New Accounting Pronouncements
We consider the applicability and impact of all ASUs and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position.
New Accounting Pronouncements Recently Adopted
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825,

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326 and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this standard on January 1, 2020, using a modified retrospective approach. Our financial instruments in the scope of the new standard consist primarily of trade receivables and loans. The adoption of ASC 326 had no material impact on our consolidated financial statements.
ASU 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU addresses a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted this new accounting standard as of January 1, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement. In June 2016, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance on January 1, 2020 and it had no material impact on our consolidated financial statements.
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. Early adoption is permitted. The Company has a term loan and a revolving credit loan for which the interest rates are indexed on the LIBOR and as a result is currently evaluating the effect that implementation of this standard will have on the Company's consolidated operating results, cash flows, financial condition and related disclosures.
ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. On August 5, 2020, the FASB issued ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. As a result of the Transactions described in Note 4 The Transactions, the Company issued convertible debt and is currently evaluating the effect that implementation of this standard will have on the Company's consolidated operating results, cash flows, financial condition and related disclosures.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
4.    The Transactions
As discussed in Note 1 General Information and Business, on October 8, 2020, the Company consummated the Transactions. Upon the consummation of the Transactions: (i) First Merger Sub was merged with and into Polaris with Polaris being the surviving company in the merger and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Polaris was merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company. In connection with the consummation of the Transactions:
•$1,521.0 million in cash was paid to Holdings on behalf of Holdings' equity holders as the closing cash consideration;
•the Company issued 415,700,000 shares of its Class A common stock as closing share consideration;
•holders of 8,693,855 shares of the Company's Class A common stock sold in its Initial Public Offering properly exercised their right to have such shares redeemed for a full pro rata portion of the Trust Account holding the proceeds from the Company's Initial Public Offering, calculated as of two business days prior to the consummation of the Transactions, or approximately $10.03 per share and $87.2 million in the aggregate;
•the Company issued and sold to investors in a private placement, (x) 130,000,000 shares of the Company's Class A common stock at a purchase price of $10.00 per share for aggregate proceeds of $1,300.0 million, (y) warrants to purchase 6,500,000 shares of the Company's Class A common stock and (z) an additional 2,050,000 shares of the Company's Class A common stock in lieu of an original issue discount;
•the Company issued and sold to investors in a private placement $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes, with an original issue discount of $32.5 million, for aggregate proceeds of $1,267.5 million;
•the Senior PIK Notes were redeemed in full for a total redemption price of $1,237.6 million (which includes accrued interest through October 7, 2020);
•all of the Company's 27,500,000 outstanding shares of Class B common stock were converted into shares of the Company's Class A common stock on a one-for-one basis;
•the Company paid KG a transaction fee of $15.0 million and a placement fee of $15.5 million, all of which was paid in cash; and
•The Sponsor elected to convert the full balance of the unsecured promissory note issued by the Company, in the principal amount of $1.5 million, into 1,500,000 Working Capital Warrants.
The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result all unvested Units vested on October 7, 2020, as more fully described in Note 15 Stock-Based Compensation. Polaris recorded these awards within shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period. The settlement of these awards was made in a combination of cash and shares of the Company's Class A common stock and was included in the aggregate consideration paid to Polaris Owners.
After giving effect to the Transactions and the redemption of public shares as described above, there were 664,152,068 shares of the Company's Class A common stock issued and 655,057,192 shares of the Company's Class A common stock outstanding, excluding (i) the 9,094,876 shares purchased by a subsidiary of MultiPlan in August 2020, which shares are held by the Company as treasury shares and (ii) the 12,404,080 founder shares that unvested in connection with the Transactions as more fully described in Note 10 Private Placement Warrants and Unvested Founder Shares. The shares, options and net loss per share available to holders of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
In connection with the Transactions, the Company has incurred transaction costs. The transaction costs directly attributable to the Transactions represent $113.1 million and have been recorded as a reduction to additional paid in capital in the accompanying consolidated balance sheets. The transaction costs considered incremental have been expensed as incurred and these amounts, $28.7 million for the year ended December 31, 2020 are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Remaining funds held on the Closing Date in the Trust Account of $792.7 million were released to be used for working capital and general corporate purposes.
5.Business Combinations
HST Acquisition
On November 9, 2020, the Company completed the acquisition of HST, a reference-based pricing company that uses data analytics and tools to engage members and providers on the front and back end of healthcare. The Company acquired 100

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
percent of the voting equity interest of HST. The acquisition increases the value that MultiPlan offers to healthcare payors by adding complementary services to help them better manage cost, enhances MultiPlan's analytics products and services and further extends the company into adjacent customer segments such as TPAs and Regional Health Plans.
The HST acquisition was accounted as a business combination using the acquisition method of accounting. As a result of the HST acquisition and the application of purchase accounting, HST's identifiable assets and liabilities were adjusted to their fair market values as of the acquisition date. The HST goodwill is not deductible for income tax purposes.
The following table summarizes the consideration transferred to acquire HST and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total consideration transferred in cash	$145,416

Cash and cash equivalents	5,384
Trade accounts receivable, net	885
Prepaid expenses	138
Operating lease right-of-use assets	1,306
Property and equipment, net	78
Other current assets, net	60
Trademark, net	1,430
Technology, net	6,350
Client relationships intangible, net	24,460
Accounts payable	(419)
Other accrued expenses	(310)
Deferred income taxes	(7,854)
Operating lease obligation	(1,415)
Total identifiable net assets	30,093

Goodwill	$115,323

The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through December 31, 2020, HST's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.
In connection with the HST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.9 million for the year ended December 31, 2020, are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
6.Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2020 and 2019:

	As of December 31,
	2020			2019
(in thousands)	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net
Leasehold improvements	$3,583	$(2,507)	$1,076	$3,569	$(2,072)	$1,497
Furniture & equipment	5,719	(3,810)	1,909	5,499	(3,109)	2,390
Computer hardware	45,865	(29,115)	16,750	36,979	(23,174)	13,805
Computer software	33,903	(27,796)	6,107	32,905	(23,055)	9,850
Capitalized software development	341,844	(180,055)	161,789	283,391	(132,941)	150,450
Total Property and Equipment	$430,914	$(243,283)	$187,631	$362,343	$(184,351)	$177,992
Furniture and equipment includes assets under finance leases of $0.4 million and $0.3 million with accumulated depreciation of $0.2 million and $0.1 million as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020 and 2019, the Company conducted a review of its property and equipment records and wrote-off assets with a net value of $0.7 million and $2.2 million, respectively.
7.Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and non-current operating lease obligation on the consolidated balance sheets. Finance lease ROU assets are included in property and equipment, net, and the current and non-current portion of finance lease liabilities are included in other accrued expenses and long-term debt, respectively, on the consolidated balance sheets.
The Company has operating and finance leases for corporate offices and certain equipment. Leases have remaining lease terms ranging from one to six years. Certain leases include options to renew in increments of five years; the options to renew are not considered reasonably certain to be exercised at commencement and are not included in the lease term. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance and property taxes associated with the properties. These variable payments are expensed as incurred. The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as those described above, as a single lease component.
For the year ended December 31, 2020, operating lease expense was $10.9 million, of which $7.1 million was recorded within costs of services and $3.8 million was recorded within general and administrative expenses. For the year ended December 31, 2020, variable lease expense was $1.9 million, of which $1.0 million was recorded within cost of services and $0.9 million was recorded within general and administrative expenses. Short-term and finance lease expense was determined to not be material. In addition, $10.2 million of operating lease ROU assets were obtained in exchange for lease obligations during the year ended December 31, 2020.
For the year ended December 31, 2019, operating lease expense was $11.0 million, of which $7.0 million was recorded within costs of services and $4.0 million was recorded within general and administrative expenses. For the year ended December 31, 2019, variable lease expense was $1.8 million, of which $1.0 million was recorded within cost of services and $0.8 million was recorded within general and administrative expenses. Short-term and finance lease expense was determined to not be material. In addition, $4.0 million of operating lease ROU assets were obtained in exchange for lease obligations during the year ended December 31, 2019.
For the year ended December 31, 2018, fixed rent expense was $10.6 million and variable rent expense was $1.0 million.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Future lease payments due in each of the next five years and thereafter, as of December 31, 2020, in accordance with ASC Topic 842, are presented in the table below:

(in thousands)
2021	$8,395
2022	8,857
2023	8,252
2024	3,669
2025	2,724
Thereafter	5,916
Total lease payments	37,813
Less: Interest	(3,875)
Present value of lease liabilities	$33,938

Weighted average remaining lease terms and discount rates were as follows:

December 31, 2020
Weighted-average remaining lease term
Operating leases	5 years, 4 months
Weighted-average discount rate
Operating leases	6.5%
The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date.
Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$10,527	$10,961
As of December 31, 2020 and 2019, there were no material lease transactions that we have entered into but have not yet commenced.
8.Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		As of December 31,
		2020			2019
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,138,460	$(1,252,892)	$2,885,568	$4,114,000	$(978,218)	$3,135,782
Provider network	15 years	896,800	(273,026)	623,774	896,800	(213,239)	683,561
Technology	5 years	6,350	(211)	6,139	—	—	—
Trade names	10 years	1,430	(24)	1,406	—	—	—
Trade names	Indefinite	67,300	—	67,300	67,300	—	67,300
Total		$5,110,340	$(1,526,153)	$3,584,187	$5,078,100	$(1,191,457)	$3,886,643

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Amortization expense was $334.7 million, $334.1 million and $334.1 million for the year ended December 31, 2020, 2019 and 2018, respectively. The estimated aggregate amortization expense for each of the five succeeding years is $337.9 million per year.
The goodwill arose from the acquisition of the Company in 2016 by Holdings and the HST acquisition in 2020. The carrying value of goodwill was $4,257.3 million and $4,142.0 million as of December 31, 2020 and 2019, respectively, and no impairment has been recognized to date.
Goodwill for the years ended December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Beginning balance, January 1	$4,142,013	$4,142,013
Acquisitions	115,323	—
Ending balance, December 31	$4,257,336	$4,142,013

9.Long-Term Debt
As of December 31, 2020, and 2019, long-term debt consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Term Loan G	$2,341,000	$2,710,000
7.125% Notes	—	1,560,000
5.750% Notes	1,300,000	—
Senior PIK Notes	—	1,178,727
Senior Convertible PIK Notes	1,300,000	—
Finance lease obligations, non-current	92	101
Long-term debt	4,941,092	5,448,828
Discount – Term Loan G	(3,831)	(6,195)
Premium – 7.125% Notes	—	10,327
Discount – Senior PIK Notes	—	(7,436)
Discount – Senior Convertible PIK Notes	(329,494)	—
Debt issuance costs, net:
Term Loan G	(9,666)	(18,332)
7.125% Notes	—	(21,539)
5.750% Notes	(19,613)	—
Senior PIK Notes	—	(8,531)
Long-term debt, net	$4,578,488	$5,397,122
As of December 31, 2020, the estimated future principal payments due were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan G	$2,341,000	$—	$2,341,000	$—	$—
5.750% Notes	$1,300,000	$—	$—	$—	$1,300,000
Senior Convertible PIK Notes	$1,300,000	$—	$—	$—	$1,300,000
Finance lease obligations, non-current	$199	$107	$92	$—	$—
Total contractual obligations	$4,941,199	$107	$2,341,092	$—	$2,600,000

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Term Loan and Revolver
On June 7, 2016, the Company borrowed $3,500.0 million with a group of lenders due and payable on June 7, 2023, Term Loan G and settled all other outstanding term loans at that time.
The Company had a $100.0 million Revolver G in conjunction with Term Loan G. On March 19, 2020 the Company activated $98.0 million of Revolver G as a precautionary measure due to the uncertainty of COVID-19. The revolver and associated interest was repaid on June 25, 2020. On July 2, 2020 the Company, the administrative agent and the revolving credit lenders agreed to amend the maturity date of Revolver G to June 7, 2023, or September 1, 2022 should the aggregate principal outstanding on the Senior PIK Notes exceed $300 million on September 1, 2022.
On October 29, 2020, the Company entered into an amendment to increase the commitments under Revolver G from $100.0 million to $450.0 million, and the revolving credit facility will require the Company to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. The Company used the net proceeds from the issuance of senior notes described below, together with $715.0 million of cash on hand, (i) to redeem, satisfy and discharge all of the 7.125% Notes (as defined below) and repay $369.0 million of indebtedness under the Term Loan G and (ii) to pay fees and expenses in connection therewith. As a result of the Term Loan G repayment, and in accordance with GAAP, we wrote off $0.6 million of the term loan discount and $1.6 million of debt issuance costs. These amounts are included in the Loss (gain) on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
The term loan and revolver are secured by a first priority lien on substantially all of the Company's tangible and intangible property, including a pledge of all of the capital stock of each of its subsidiaries.
During the year ended December 31, 2020, a correcting adjustment of $2.3 million was made to increase interest expense to account for acceleration of debt issuance cost due to principal prepayments made on the Term Loan G in the years 2017, 2018 and 2019. The adjustment was not material to the current period or historical period financial statements.
Interest on Term Loan G and Revolver G is calculated, at the Company's option, as (a) LIBOR (or, with respect to the term loan facility only 1.00%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate plus 0.50%, (3) LIBOR for an interest period of one month plus 1.00% and (4) 2.00% for Term Loan G and 0.00% for Revolver G, in each case plus an applicable margin of 2.00%. The interest rate in effect for Term Loan G was 3.75%, 4.69% and 5.55% as of December 31, 2020, 2019 and 2018, respectively. Term Loan G interest expense was $119.1 million, $144.2 million and $147.9 million for the year ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
For all our debt agreements with an interest rate dependent on LIBOR, the Company is currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect the Company beyond 2023.
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver G. The annual commitment fee rate was 0.25% at December 31, 2020, 2019 and 2018. The fee can range from an annual rate of 0.25% to 0.50% based on the Company's leverage ratio, as defined in the agreement. Interest expense, including commitment fees, were $1.9 million, $0.2 million and $0.2 million for the year ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Senior Notes
7.125% Notes
On June 7, 2016 the Company sold 7.125% Notes of $1,100.0 million. The 7.125% Notes were guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and had a maturity date of June 7, 2024. On November 18, 2016, MultiPlan sold senior subordinated notes of $460.0 million at 103.5% plus accrued interest from June 7, 2016 to November 18, 2016 of $14.7 million. The notes were issued as additional notes under the same indenture governing our $1,100.0 million of 7.125% Notes. The proceeds of the sale were used to make a $385.0 million distribution to our Class A Unit holders and pay related fees and expenses of $6.9 million, and $98.9 million was transferred to the Company's operating account.
On October 29, 2020, the 7.125% Notes were redeemed in full for a total redemption price of $1,661.3 million, which includes a redemption premium of $55.6 million and accrued interest of $45.7 million. The difference between the redemption

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
price and the net carrying amount of the debt (including the accrued interest for $45.7 million, the unamortized debt issuance costs of $18.0 million and the unamortized debt premium of $8.6 million) was recognized as a loss of $65.0 million included in Loss (gain) on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
The interest rate on the 7.125% Notes was fixed at 7.125% and was payable semi-annually on June 1 and December 1 of each year. Annual interest expense on the 7.125% Notes was $93.8 million, $111.2 million and $111.2 million for the twelve month period ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
5.750% Notes
On October 29, 2020 the Company sold 5.750% Notes of $1,300.0 million. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par.
The interest rate on the 5.750% Notes is fixed at 5.750%, and is payable semi-annually on May 1 and November 1 of each year. Interest expense on the 5.750% Notes was $13.4 million for the twelve month period ended December 31, 2020. These amounts are included in the interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Senior PIK Notes
The Company sold Senior PIK Notes of $1,300.0 million on November 21, 2017. The Senior PIK Notes were issued with a 1.0% discount and had a maturity date of December 1, 2022. The net proceeds of the Senior PIK Notes plus $28.6 million of operating cash were used to make distributions of $1,300.0 million to Class A and B unit holders and pay related transaction expenses and debt issuance costs.
During August and September of 2019, the Company repurchased and cancelled $121.3 million of the Senior PIK Notes. The cash repurchase of $101.0 million resulted in the recognition of a gain of $18.5 million as well as a write off of the pro-rata share of debt issue costs of $1.0 million and discount of $0.8 million. The debt issuance costs and discount are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million, which includes a redemption premium of $23.6 million and accrued interest of $35.3 million. The difference between the redemption price and the net carrying amount of the debt (including the accrued interest for $35.3 million, the unamortized debt issuance costs of $6.5 million and the unamortized debt discount of $5.7 million) was recognized as a loss of $35.7 million included Loss (gain) on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
The interest rate on the Senior PIK Notes was fixed at 8.5% and was payable semi-annually on June 1 and December 1 of each year. Interest expense on the Senior PIK Notes was $80.9 million, $107.0 million and $110.4 million for the twelve month period ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in the interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Senior Convertible PIK Notes
On October 8, 2020, the company issued and sold $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027. The nature of the notes required management to separate the Senior Convertible PIK Notes into liability and equity components. The carrying amount of the liability was determined by measuring the fair value of a similar debt instrument (including any embedded features other than the conversion option) that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount, net of original issue discount of the Senior Convertible PIK Notes.
The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The interest rate on the Senior Convertible PIK Notes is fixed at 6% in cash and 7% in kind, and is payable semi-annually on April 15 and October 15 of each year. Interest expense on the Senior Convertible PIK Notes was $26.3 million for the year ended December 31, 2020. These amounts are included in the interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Debt Covenants and Events of Default
The Company is subject to certain affirmative and negative debt covenants under Term Loan G, the 5.750% Notes, the 7.125% Notes and the Senior PIK Notes that limit the Company and its subsidiaries' ability to engage in specified types of transactions. These covenants limit the Company and its subsidiaries' ability to, among other things:
•incur additional indebtedness or issue disqualified or preferred stock;
•pay certain dividends or make certain distributions on capital stock or repurchase or redeem capital stock;
•make certain loans, investments or other restricted payments;
•transfer or sell certain assets;
•incur certain liens;
•place restrictions on the ability of its subsidiaries to pay dividends or make other payments to the Company;
•guarantee indebtedness or incur other contingent obligations;
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of its business units, assets or other properties; and
•engage in transactions with the Company's affiliates.
Under our debt agreements, a Change of Control is an immediate Event of Default.
In addition, solely with respect to the Revolver G, the Company is required to maintain a consolidated first lien debt to consolidated EBITDA ratio no greater than 6.75 to 1.00. As of December 31, 2020 and 2019 the Company was in compliance with all of the debt covenants.
Debt Issuance Costs
In connection with the issuance of our debt instruments, the Company incurred specific expenses related to raising the debt, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method.
The following table is a summary of the cost and accumulated amortization of debt issuances costs as of December 31, 2020 and 2019:

		As of December 31,
		2020		2019
(in thousands)	Amortization Period	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Term Loan G	84 months	$32,324	$(22,658)	$34,654	$(16,322)
7.125% Notes	96 months	—	—	34,089	(12,550)
5.750% Notes	96 months	19,939	(326)	—	—
Senior PIK Note	60 months	—	—	14,909	(6,378)
Revolver G	84 months	4,722	(1,076)	971	(692)
		$56,985	$(24,060)	$84,623	$(35,942)
These debt issuance costs associated with the Revolver G are included in other assets in the accompanying consolidated balance sheets.

10.Private Placement Warrants and Unvested Founder Shares
In connection with the execution of the Merger Agreement, Churchill and the Insiders entered into a Sponsor Agreement. Pursuant to the terms of the Sponsor Agreement, 12,404,080 of the founder shares and 4,800,000 Private Placement Warrants were unvested as of October 8, 2020 and will re-vest at such time as, during the 4-year period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $12.50 per share for any forty (40) trading

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
days in a sixty (60) consecutive day period. Such founder shares and Private Placement Warrants that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.
With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until April 8, 2022. The 4,800,000 Private Placement Warrants that vest are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until they re-vest, and not before April 8, 2022.
In the event of an "Acquiror Sale" defined by the Sponsor Agreement as (i) a purchase, sale, exchange, business combination or other transaction in which the equity securities of the acquiror, its successor or the surviving entity of such business combination or other transaction are not registered under the Securities Exchange Act of 1934, or listed or quoted for trading on a national securities exchange or (ii) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of the acquiror's assets to a third party that is not an affiliate of the Sponsor, the founder shares and Private Placement Warrants that will re-vest changes based on the acquiror price. If the Acquiror Price is less than $10 per share, no Founder Shares or vesting Private Placement Warrants will vest; if the Acquiror Price exceeds $12.50 per share, all Founder Shares or vesting Private Placement Warrants will vest; and if the Acquiror Price is between $10 per share and $12.50 per share, the number of founder shares or vesting Private Placement warrants that vest will be determined based on linear interpolation between such share price levels. The remaining Founder Shares and vesting Private Placement warrants will be forfeited and cancelled for no consideration.
The Company classifies the Private Placement Warrants and unvested founder shares as a liability on its consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement that does not meet the scope of the fixed-for-fixed exception in ASC 815.
Each Private Placement Warrant and unvested founder share is initially recorded at fair value on date of consummation of the Transactions using an option pricing model, and it is subsequently re-measured to fair value at each subsequent reporting date.
As of October 8, 2020, the fair value of the Private Placement Warrants and unvested founder shares was $56.0 million and $86.0 million, respectively. As of December 31, 2020, the fair value of the Private Placement Warrants and unvested founder shares is $44.5 million and $62.1 million, respectively. From the consummation of the Transactions to December 31, 2020, and primarily as a result of the decrease in the price of the Company's Class A common stock over that period, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $11.5 million and $23.9 million, respectively and the corresponding gain is recognized within change in fair value of Private Placement Warrants and unvested founder shares in the consolidated statements of (loss) income and comprehensive (loss) income.
11.Fair Value Measurements
Fair value measurements are based on the premise that fair value represents an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:
•Level 1 — Quoted prices in active markets for identical assets or liabilities on the reporting date.
•Level 2 — Inputs, other than quoted prices in active markets (Level 1), that are observable for the asset or liability, either directly or indirectly.
•Level 3 — Unobservable inputs in which there is little or no market data, which require the entity to develop its own assumptions
Financial instruments
Certain financial instruments which are not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature. The financial instrument that potentially subjects the Company to concentrations of credit risk consists primarily of accounts receivable.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
We estimate the fair value of long-term debt, including current maturities of finance lease obligations, based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Assumptions include interest rates currently available for instruments with similar terms as well as the five, seven, and eight-year Treasury bill rates. As such, this is considered a Level 2 fair value measurement.
As of December 31, 2020 and 2019, the Company's carrying amount and fair value of long-term debt consisted of the following:

	As of December 31,
	2020		2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan G, net of discount	$2,337,169	$2,390,720	$2,703,805	$2,769,645
7.125% Notes, net of premium	—	—	1,570,327	1,544,976
5.750% Notes, net of discount	1,300,000	1,300,000	—	—
Senior PIK Note, net of discount	—	—	1,171,291	1,191,694
Senior Convertible PIK Notes, net of discount	970,506	970,506	—	—
Finance lease obligations	92	92	101	101
Total Liabilities	$4,607,767	$4,661,318	$5,445,524	$5,506,416
Recurring fair value measurements
Prior to the Transactions, we measured our 2016 Class B Unit Incentive Plan at fair market value on a recurring basis. The fair value of the stock-based compensation awards was determined based on significant inputs not observable in the market which would represent a level 3 measurement within the fair value hierarchy. The Company uses a Monte Carlo simulation to estimate the fair value of the stock-based compensation awards. See Note 15 Stock-Based Compensation for further information.
The Private Placement Warrants and unvested founder shares are measured at fair value on a recurring basis. The fair value of these instruments was determined based on significant inputs not observable in the market which would represent a level 3 measurement within the fair value hierarchy. The Company uses an option pricing simulation to estimate the fair value of these instruments.
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for fiscal years 2020, 2019 and 2018.
For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 2 Summary of Significant Accounting Policies.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
12.Income Taxes
The Company does not have operations in foreign jurisdictions. The (benefit) provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$14,602	$96,148	$103,806
State and local	4,096	16,055	16,785
	$18,698	$112,203	$120,591
Deferred
Federal	$(48,168)	$(97,326)	$(92,764)
State and local	3,127	(14,078)	(19,719)
	(45,041)	(111,404)	(112,483)
Total (benefit) provision from continuing operations	$(26,343)	$799	$8,108
The Company's provision for income taxes for the years ending December 31, 2020, 2019 and 2018 was impacted by the TCJA, which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted. Thus, at December 22, 2017, the date of enactment, the Company's deferred taxes were re-measured utilizing the new federal income tax rate of 21%. During 2020 the Internal Revenue Service issued final regulations relating to the TCJA that the Company assessed and was accounted for in the period when issued. Additional changes under the CARES act in Q1 2020 increased the allowable interest expense deduction for 2019 and 2020. These changes reduced the Company's deferred tax asset and taxes payable in the amount of $32.5 million. This was recorded in the period of enactment. Other impacts of the CARES act were reviewed and determined not to be material to the Company.
The TCJA includes significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018, and a limitation on business interest deductions.
The pre-tax loss during the year ended December 31, 2020 of $546.9 million generated an income tax benefit of $26.3 million. The pre-tax income during the year ended December 31, 2019 and 2018 were $10.5 million and $44.3 million which generated income tax provisions of $0.8 million and $8.1 million, respectively.
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31 is as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Tax at Statutory	$(114,850)	$2,207	$9,310
Non-Deductible Expenses	639	75	57
Equity Compensation Plan	85,227	(3,125)	990
Non-Deductible Private Placement Warrants and unvested founder shares Liability	(7,439)	—	—
State Taxes (net)	(1,741)	1,704	2,617
Valuation Allowance	2,555	—	—
Non-Deductible Compensation	2,725	—	—
Tax Credits	(915)	—	—
Other	40	87	9
State Deferred Rate Changes	7,416	(149)	(4,875)
Total	(26,343)	799	8,108

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Our effective tax rate for the years ended December 31, 2020, 2019 and 2018 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, changes in the Company's deferred state tax rate due to operations, and state tax expense.
The following are significant deferred income tax assets and liabilities as of December 31, 2020, 2019 and 2018:

	As of December 31,
(in thousands)	2020	2019	2018
Deferred income tax assets:
Allowances on trade receivables	$93	$147	$356
Net operating loss carryforwards	432	549	712
Capital loss carryforwards	153	—	—
Accrued expenses and reserves	4,205	2,593	2,677
Interest limitation carryforward	47,192	73,297	34,766
Leases – right-of-use liability	8,311	7,604	—
Transaction expenses	8,422	5,859	6,577
Other	50	—	560
Valuation allowance	(153)	—	—
Deferred income tax assets	$68,705	$90,049	$45,648
Deferred income tax liabilities:
Intangible assets	846,049	907,039	982,319
Depreciable assets	42,078	39,553	36,866
Leases – right-of-use asset	7,712	6,957	—
Debt costs	73,027	5,492	6,900
Other	472	207	166
Deferred income tax liabilities	969,338	959,248	1,026,251
Net deferred income tax liabilities	$900,633	$869,199	$980,603
The Company has NOL carry forwards for federal income tax purposes of $0.3 million that will be available to reduce future taxable income. The utilization of most of these losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses under current federal tax law. The net operating losses begin to expire in 2021. The Company has net operating loss carry forwards for state income tax purposes of $0.4 million. The Company believes that it will be able to fully utilize these losses under current state tax laws. Substantially all of the Company's NOL carryforwards expire by 2025. The Company has disallowed interest carry forwards for federal income tax purposes of $204.1 million that will be available to reduce future taxable income, subject to certain income limitations and which have an indefinite carryforward period. The Company believes that it will be able to fully utilize these interest carryforwards under current tax laws.
During the third and fourth quarters of 2020, the Company marked-to-market certain investments which would result in a capital loss deferred tax asset for which the Company recorded a corresponding valuation allowance of $2.6 million. Commensurate with the Transactions, one of these investments and the corresponding deferred tax asset related valuation allowance, were written off to additional paid-in capital totaling $2.4 million. As of December 31, 2020, the Company maintained a valuation allowance related to the remaining estimated capital losses in excess of capital gain based on the difference between the tax and book balance of these investments.
The Company does not have reserves for uncertain tax positions. Any need for a reserve or changes in a reserve would be a component of the Company's tax provision. The Company includes interest and tax penalties as part of the tax provision. The Company does not reasonably expect any other significant changes in the next twelve months.
Various regulatory tax authorities periodically examine the Company's and its subsidiaries' tax returns. Tax years December 2017 through 2020 are open for Federal examination. The Company was notified by the IRS during the fourth quarter of 2019, that the Company's 2017 tax return was selected for audit. The audit commenced during the first quarter of

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
2020, there are no impacts as of December 31, 2020. Tax years 2016 through 2020 are still open for examination related to income taxes to various state taxing authorities.
13.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits that reduced the capacity of Revolver G by $1.8 million as of December 31, 2019. The $1.8 million letters of credit remain outstanding as of December 31, 2020; however they no longer reduce the Revolver G capacity following a 2020 amendment to the credit agreement.
Claims and Litigation

The Company is a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations, all which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, the Company does not believe they will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations, or cash flows.

In addition, on February 24, 2021 and March 5, 2021, putative securities class action complaints captioned Srock v. MultiPlan Corporation et al., No. 1:21-cv-1640 (S.D.N.Y.) and Verger v. MultiPlan Corporation et al., No. 1:21-cv-01965 (S.D.N.Y.) were filed in the United States District Court for the Southern District of New York. The Srock lawsuit was voluntarily dismissed on March 15, 2021. The Verger lawsuit is brought against the Company; its Chief Executive Officer, Mr. Mark Tabak; and its Chief Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Paul Galant, our President, New Markets, and Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seek damages based on alleged material misrepresentations and omissions concerning the Transactions. The proposed class period is July 12, 2020, through November 10, 2020, inclusive. The Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of December 31, 2020.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the accompanying consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of (loss) income and comprehensive (loss) income during the period of the change and appropriately reflected in other accrued liabilities on the accompanying consolidated balance sheets.
14.Shareholders' Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020, there were 664,183,318 shares of Class A common stock issued, excluding (i) 85,818,750 shares of

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Class A common stock available for future issuance under our MultiPlan Corporation 2020 Omnibus Incentive Plan, (ii) the 100,000,000 shares of Class A common stock issuable upon conversion of the Senior Convertible PIK Notes, and (iii) the 58,500,000 shares of Class A common stock issuable upon exercise of the warrants described below.
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock will possess all voting power for the election of directors and all other matters requiring stockholder action and will be entitled to one vote per share on matters to be voted on by stockholders. The holders of our Class A common stock will at all times vote together as one class on all matters submitted to a vote of the common stock.
Class B Common Stock
Holders of Class B common stock had the right to elect all of the Company's directors prior to a business combination. The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Transactions on a one-for-one basis.
Warrants
Each whole Public Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of  $11.50 per share, subject to adjustment as discussed below, at any time commencing on November 7, 2020. Pursuant to the warrant agreement, a holder may exercise its Public Warrants only for a whole number of shares of our Class A common stock. This means only a whole public warrant may be exercised at a given time by a holder. The Public Warrants will expire at 5:00 p.m., New York City time, on October 8, 2025 or earlier upon redemption or liquidation.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis," as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.
The Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•if, and only if, the closing price of the Company's Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.
The Public Warrants are classified as equity on the Company’s consolidated balance sheet.
The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until (i) with respect to 4,800,000 Private Placement Warrants and pursuant to the terms of the Investor Rights Agreement, April 8, 2022 and (ii) with respect to all other Private Placement Warrants November 7, 2020, (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by us so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and will be entitled to certain registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. All Private Placement Warrants held by the Sponsor or its permitted transferees are classified as a liability on the Company’s consolidated balance sheets.
In connection with the Transactions on July 12, 2020, the Sponsor loaned us an unsecured promissory note (the "Note") in the principal amount of $1.5 million. The Note had no interest and was repayable in full upon the closing of the Transactions. The Sponsor also had the option to convert any unpaid balance of the Note into Working Capital Warrants equal to the principal amount of the Note. The Sponsor elected to convert the full balance of the Note, in the principal amount of $1.5 million, into 1,500,000 Working Capital Warrants. The Working Capital Warrants have identical terms to the Private Placement Warrants.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
All Working Capital Warrants held by the Sponsor or its permitted transferees are classified as a liability on its consolidated balance sheets.
In connection with the Transactions, the Company issued PIPE Warrants on terms identical to the terms of the Private Placement Warrants, other than the redemption feature exists for all holders of the PIPE warrants. Each whole PIPE warrant entitles the holder to purchase one share of our Class A common stock at a price of $12.50 per share. The PIPE warrants are classified as equity on the Company's consolidated balance sheets.
As of December 31, 2020, we had warrants to purchase an aggregate of 58,500,000 shares of Class A common stock outstanding, consisting of: (a) the Public Warrants (warrants to purchase an aggregate of 27,500,000 shares of Class A common), (b) the Private Placement Warrants (warrants to purchase an aggregate of 23,000,000 shares of Class A common stock), (c) the Working Capital Warrants (warrants to purchase an aggregate of 1,500,000 shares of Class A common stock) and (d) the PIPE Warrants (warrants to purchase an aggregate of 6,500,000 shares of Class A common stock).
Additional paid-in capital
Additional paid-in capital is reported in the shareholders' equity section of the balance sheet and corresponds to the cash that shareholders have given the Company in exchange for stock. The changes in additional paid-in capital are mainly due to (i) the effect of the reverse recapitalization part of the Transactions in 2020, and (ii) stock-based compensation expenses.
Treasury stock
During 2020, a subsidiary of the Company purchased 9,094,876 shares to be held in treasury for the purpose of facilitating the Transactions for a total amount of $100.6 million excluding fees and commissions. Prior to the consummation of the Transactions, this investment was accounted for as equity securities with a readily determinable fair value and carried at fair value with changes in fair value recorded in "loss on investments" in the consolidated statements of (loss) income and comprehensive (loss) income. Upon the consummation of the Transactions, the fair value of the shares of $89.5 million was recorded as a reduction to shareholder's equity.
In addition, the Company repurchased 13,087 shares of Class A common stock in payment of withholding taxes upon the vesting of stock based compensation awards for a total amount of $0.1 million.
At December 31, 2020 and 2019, there were 9,107,963 and no shares of Class A common stock held in treasury, respectively.
15.Stock-Based Compensation
Prior to the Transactions
Prior to the Transactions, the Company operated under the Polaris Plan. The purpose of the Polaris Plan was to provide a means through which Holdings may attract and retain key personnel and to provide a means whereby Polaris Plan Participants can acquire and maintain an equity interest in Holdings, thereby strengthening their commitment to the welfare of Holdings and its subsidiaries, including MultiPlan, Inc. Under the Polaris Plan, Holdings may grant awards to select Polaris Plan Participants at the sole discretion of the Holdings Board. Polaris Plan awards are granted in the form of Holdings' Class B Units via the Polaris Agreement.
There were 343,114 Units available for issuance under the Polaris Plan. There were 269,645 Units issued and outstanding as of December 31, 2019, and 267,768 Units issued and outstanding as of the date of the Liquidity Event, October 7, 2020. The Company's CEO, with the approval of the Holdings Board, determined participation and the allocation of the Units.
Each individual Award is comprised of time vesting units and performance vesting units. Time vesting units and performance vesting units vest based on the vesting dates and the achievement of certain performance measures as defined in each agreement. The Company amortizes the time vesting units on a straight line basis, and the performance vesting units on a graded vesting basis. In the event of the termination of an employee Participant due to a Qualifying Termination as defined by the Polaris Agreement, the Polaris Plan Participant shall have the right to cause Holdings to purchase all or any portion of the vested Units owned by the employee, subject to the approval of the Company's CEO. Based on this put right available to the employee Participants, stock-based compensation awards related to the Polaris Plan have been accounted for as liability classified awards within Holdings' consolidated financial statements. The Company records these awards within Shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period. Upon

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
the occurrence of a definitive Liquidity Event all unvested units vest immediately prior to such Liquidity Event. All vested shares will be exchanged for new shares and cash as determined at the time of such Liquidity Event. See Note 4 The Transactions for details regarding the Transactions.
The consummation of the Transactions described in Note 4 The Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result all unvested Units vested on October 7, 2020. Therefore, the Company recorded an expense of $106.2 million related to the accelerated vesting during the fourth quarter of 2020. The Company recorded these awards within shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period.
The fair value of the outstanding Units was $475.5 million as of October 7, 2020, and $98.1 million as of December 31, 2019. The valuation as of October 7, 2020 used the cumulative exit value of the Company, which reflects the transaction value plus prior distributions. We also removed the discount for lack of marketability from the calculation of fair value. The Company recorded stock-based compensation expense for Class B Units of $405.8 million during the period ended December 31, 2020, stock-based compensation profit of $14.9 million during the period ended December 31, 2019, and stock-based compensation expense of $4.7 million during the period ended December 31, 2018. Forfeitures are accounted for as they occur.
The following table lists the assumptions used in the analyses as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Risk free rate of return	1.6%	2.5%
Expected volatility	24.9%	25.0%
Expected dividend yield	0.0%	0.0%
Discount for Lack of Marketability	20.0%	20.0%
Stock-based compensation expense related to Class B Units has been allocated between costs of services and general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the years ending December 31, 2020, 2019 and 2018 as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of services	$163,025	$(7,904)	$242
General and administrative	242,818	(6,976)	4,475
Total stock-based compensation	$405,843	$(14,880)	$4,717
Following is a vesting summary of the Class B Units for the periods ended December 31, 2020, 2019 and 2018:

	Number of Units	Weighted Average Fair Value
Nonvested at December 31, 2018	118,289	$546.40
Awarded	—	$—
Vested	(36,687)	$363.91
Forfeited	(931)	$363.91
Nonvested at December 31, 2019	80,671	$363.91
Awarded	—	$—
Vested	(78,794)	$1,775.68
Forfeited	(1,877)	$1,775.68
Nonvested at December 31, 2020	—	$1,775.68
The Company did not declare or pay any distributions during 2019 and 2018.
After the consummation of the Transactions

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The Company operates under the 2020 Omnibus Incentive Plan effective October 8, 2020. The purpose of the 2020 Omnibus Incentive Plan is to provide a means through which the Company and the other members of the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company's stockholders. In 2020, awards granted under the 2020 Omnibus Incentive Plan were in the form of Employee RS and Director RSUs.
There are 85,850,000 shares of Class A common stock available for the issuance of awards under the 2020 Omnibus Incentive Plan. The Company's CEO, with the approval of the Board, determines participation and the allocation of the Units. For reporting purposes, there were 31,250 Employee RS issued and 18,163 outstanding as of December 31, 2020, excluding 13,087 shares held in treasury for tax withholding.
Activity under the 2020 Omnibus Incentive Plan for the year ended December 31, 2020 is summarized in the table below:

	Number of Employee RS	Number of Director RSUs	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	—	—	—
Awarded	1,500,000	42,847	$8.82
Vested	(31,250)	—	$8.83
Nonvested at December 31, 2020	1,468,750	42,847	$8.82
Awards under the 2020 Omnibus Incentive Plan typically vest from one to four years and are generally subject to either cliff vesting or graded vesting. Awards do not have non-forfeitable rights to dividends or dividend equivalents. The fair value of the awards is typically based on the fair value of our common shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a straight line basis for employees, and in the same period(s) and in the same manner as if the Company had paid cash in exchange for the goods or services instead of a share-based award for non-employees. The Company recognizes forfeitures as they occur.
The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.
The Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $0.2 million in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income during the year ended December 31, 2020. There was $13.4 million of unrecognized compensation cost as of December 31, 2020 related to the outstanding awards which is expected to be recognized over a weighted average period of 3 years, 9 months.
16.Employee Benefit Plan
The Company sponsors a profit-sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees and provides for discretionary employer contributions and a matching contribution subject to certain limitations of employee salary deferrals. Profit sharing expense was immaterial during the periods ended December 31, 2020, 2019, and 2018.
17.Basic and Diluted Loss and Earnings Per Share
Basic and diluted loss and earnings per share was calculated as follows for the years ended December 31, 2020, 2019 and 2018:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands, except number of shares and per share data)	2020	2019	2018
Numerator for loss and earnings per share calculation
Net (Loss) Income	$(520,564)	$9,710	$36,223
Denominator for loss and earnings per share calculation
Weighted average number of shares outstanding – basic and diluted	470,785,192	415,700,000	415,700,000
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic and diluted	$(1.11)	$0.02	$0.09
Earnings per share calculations for all periods prior to the Transactions have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse recapitalization. Subsequent to the Transactions, earnings per share will be calculated based on the weighted average number of shares of common stock then outstanding.
The Company's potentially dilutive securities included (i) warrants outstanding of 58,500,000, (ii) shares which may be issued upon conversion of the Senior Convertible PIK Notes of 100,000,000, (iii) unvested founder shares of 12,404,080, (iv) unvested Employee RS of 1,468,750 and (iv) unvested Director RSUs of 42,847 for the year ended December 31, 2020. There were no warrants, options, unvested founder shares, Employee RS or Director RSUs for the years ended December 31, 2019 and 2018. For the year ended December 31, 2020, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred in 2020 and because contingencies for vesting have not been met. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
18.Related Party Transactions
The accompanying consolidated statements of (loss) income and comprehensive (loss) income include expenses and revenues to and from related parties for the years ended December 31, 2020, 2019 and 2018 as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues	$1,973	$2,373	$2,431
Total revenues from related parties	$1,973	$2,373	$2,431
Cost of services	$(2,137)	$(3,753)	$(4,985)
General and administrative	(231)	(288)	(222)
Total expense from related parties	$(2,368)	$(4,041)	$(5,207)
The accompanying consolidated balance sheets include accruals from related parties as of December 31, 2020 and 2019 as follows:

	As of December 31,
(in thousands)	2020	2019
Current liabilities:
Accounts payable	$2,725	$2,500
Total liabilities from related parties	$2,725	$2,500
In 2020, the related party transactions included the following:
•The Company purchased PPO network services from a company controlled by Hellman & Friedman LLC to supplement our provider network. We also recognize revenues from that same company for the use of our provider network and other claims processing services.
•The Company has obtained insurance brokered through a company controlled by Hellman & Friedman LLC.
•The Company compensates a non-employee member of the Board for his services on the Board. The Company also purchases cyber security risk management services from a company controlled by that same member of the Board.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
•The Company reimburses Hellman & Friedman LLC for reasonable out of pocket expenses that include travel, lodging, meals, and any similar expenses.
•Companies controlled or managed by members of the Board have participated in the PIPE Investment, including the Senior Convertible PIK Notes.
•The Company purchased advisory services in connection with the Transactions from companies controlled or managed by members of the Board.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

19.Quarterly Financial Data (Unaudited)
Selected quarterly financial information for all quarters of 2020 and 2019 are as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2020
Revenues	$252,022	$206,880	$223,517	$255,344
Total operating expenses	164,405	186,609	423,021	295,549
Operating income (loss)	87,617	20,271	(199,504)	(40,205)
Net (loss) income	(2,594)	(56,246)	(288,402)	(173,322)

Basic and Diluted loss per share	$(0.01)	$(0.14)	$(0.69)	$(0.27)

2019
Revenues	$245,024	$245,653	$245,820	$246,404
Total operating expenses	159,924	146,332	164,711	143,725
Operating income (loss)	85,100	99,321	81,109	102,679
Net (loss) income	(8,364)	868	5,362	11,844

Basic and Diluted (loss) earnings per share	$(0.02)	$—	$0.01	$0.03

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
20.Subsequent Events
Acquisition of Discovery Health Partners
On February 26, 2021, the Company acquired 100 percent of DHP, an analytics and technology company offering healthcare payment and revenue integrity services, for approximately $154.0 million in cash. Due to the timing of the acquisition, our initial accounting for the DHP acquisition is incomplete. In connection with this acquisition, we incurred approximately $0.6 million of transaction costs during the year ended December 31, 2020.
We believe this acquisition will complement and extend MultiPlan's payment integrity offerings, spanning the claims life cycle to ensure the legitimacy of a payor's payment requests as well as its premium collections.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As previously reported, the Company identified two material weaknesses in the design and operation of the Company’s internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management concluded that:

•We did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, including condensed timelines to close and sufficient oversight of internal controls over financial reporting.

•We did not maintain sufficient formal accounting policies, procedures, and controls for accounting and financial reporting with respect to the requirements and application of public company financial reporting requirements, including accounting for debt and equity arrangements.

These material weaknesses resulted in adjustments to liability, equity and changes in fair value related to Private Placement Warrants and unvested founder shares and debt issuance costs. Additionally, these material weaknesses could result in a misstatement of the Company’s account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management’s Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the SEC for newly public companies.
Remediation of Material Weaknesses

Management continues to make further progress in remediation of the material weaknesses. Since identifying the material weaknesses, management has performed the following activities:

•The Company hired a Senior Vice President and Chief Accounting Officer, a Vice President of Internal Audit, an Executive Vice President of Finance and Strategy, and an Assistant Vice President and Assistant General Counsel, Securities in September 2020, October 2020, November 2020, and December 2020, respectively.

•The Company continues to evaluate the need for additional resources with the requisite knowledge of accounting and financial reporting while supplementing existing resources with temporary resources to assist with performing technical accounting activities.

•The Company engaged a professional services firm to assist in the design and documentation of formal policies, procedures and internal controls.

•The Company continues to formalize and implement accounting policies, procedures, and internal controls for financial close and reporting, in line with public company financial reporting requirements.

While progress has been made to remediate both material weaknesses, material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that associated controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2020.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected.

Item 9B. Other Information
None
Part III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
The following persons are the members of our Board and our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Title
Mark H. Tabak	71	Chief Executive Officer and Chairperson of the Board
David L. Redmond	69	Executive Vice President and Chief Financial Officer
Paul S. Galant	53	President, New Markets
Dale A. White	65	President, Payor Markets
Jeffrey A. Doctoroff	52	Senior Vice President, General Counsel and Secretary
Michael C. Kim	55	Senior Vice President and Chief Information Officer
Glenn R. August	59	Director
Richard A. Clarke	70	Director
Anthony Colaluca, Jr.	54	Director
Paul D. Emery	35	Director
C. Martin Harris	64	Director
Julie D. Klapstein	66	Director
Michael S. Klein	57	Director
P. Hunter Philbrick	41	Director
Allen R. Thorpe	49	Lead Independent Director
William L. Veghte	53	Director
Mark H. Tabak has served as our Chief Executive Officer and as a member of our Board since the closing of the Transactions in October 2020, and has served as President and Chief Executive Officer of MultiPlan Parent (or its predecessor) since 2002 and as a director of MultiPlan Parent since June 2016. Mr. Tabak served as Vice Chairman of MultiPlan Parent (or its predecessor) from 2000 to 2002. Prior to that, Mr. Tabak held executive roles at Healthcare Capital Partners, the healthcare arm of Capital Z Partners, International Management Care Advisors, LLC, now an affiliate of Insurance Partners, American International Group, Inc. (NYSE: AIG), a global insurance company, Group Health Plan Inc., a managed care company, Health America, a pioneering HMO, and The International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America. Mr. Tabak also served on a commission created to evaluate the impact of various healthcare reform proposals on New York State.
Mr. Tabak is qualified to serve as a director due to his extensive knowledge of the healthcare industry as well as his experience as MultiPlan's Chief Executive Officer.
David L. Redmond has served as our Executive Vice President and Chief Financial Officer since the closing of the Transactions in October 2020, and has served as Executive Vice President and Chief Financial Officer of MultiPlan Parent (or its predecessor) since March 2010. Prior to that, Mr. Redmond served as Executive Vice President and Chief Financial Officer of Viant, a company which provides cost-control strategies to healthcare payors which was acquired by MultiPlan in 2010, since March 2008. From 2003-2007, Mr. Redmond served as President and Chief Financial Officer of AmeriPath, Inc., a provider of anatomic pathology and molecular diagnostics. Before entering the healthcare industry, Mr. Redmond, a certified public accountant, was with KPMG Peat Marwick for 16 years, including six years as a partner.
Paul S. Galant has served as our President, New Markets since the closing of the Transactions in October 2020. Prior to joining MultiPlan, he served as an Operating Partner at Churchill Capital and as a Senior Advisor at McKinsey since 2019. He served as CEO of Brightstar, a SoftBank Company, and an Operating Partner, SoftBank, from 2018-2019, CEO at Verifone, Inc. from 2013-2018, and prior to that as CEO of Citigroup Institutional and Consumer Bank divisions, and held business head roles at Donaldson, Lufkin & Jenrette, Smith Barney and Credit Suisse First Boston, managing global businesses in payments, consumer credit cards, merchant acquiring, transaction processing, e-commerce, platform services, and capital markets. Paul served as Chairman and Member of the Payments Risk Committee at the Federal Reserve Bank NY 2006-2013 and Chairman and Member of the Banking Payments Committee at the US Clearing House, 2006-2013. He currently serves on the board of directors of Vivint, Inc.
Dale A. White has served as our President, Payor Markets since the closing of the Transactions in October 2020, and has served as Executive Vice President and Chief Revenue Officer of MultiPlan Parent since January 2018. Prior to that, Mr. White served as MultiPlan's Executive Vice President, Sales and Account Management since 2004. Prior to that, he served as Senior Vice President of Sales and Marketing for BCE Emergis Corp., a provider network and healthcare cost management company, which was acquired by MultiPlan in 2004, and previously held strategic management positions with several other healthcare companies.

Jeffrey A. Doctoroff has served as our Senior Vice President, General Counsel and Secretary since the closing of the Transactions in October 2020, and has served as Senior Vice President and General Counsel of MultiPlan Parent since August 2014. Prior to that, he served as Senior Vice President and General Counsel for Health Dialog, a provider of personalized health management support services, since October 2009. Prior to that, he served as Deputy General Counsel at Health Dialog from November 2006 to October 2009. Prior to joining Health Dialog, he was an associate at Ropes & Gray LLP, a law firm.
Michael C. Kim has served as our Senior Vice President and Chief Information Officer since the closing of the Transactions in October 2020, and has served as Chief Information Officer of MultiPlan Parent since December 2013. Prior to that, he served as Chief Administrative Officer of Technology and Operations at Torus Insurance Holdings Limited, an insurance company, from August 2010 to November 2013, at the Hartford Financial Services Group, Inc. (NYSE: HIG), an insurance company, from March 2004 to July 2010 in various roles including Chief Technology Officer and as Chief Executive Officer of Converit, Inc., a startup software company, prior to working at the Hartford Financial Services Group, Inc.
Glenn R. August has served as a member of our Board since the Churchill IPO. Mr. August is the Founder, Senior Partner and Chief Executive Officer of Oak Hill Advisors. In addition, he serves as global head of the firm's distressed investment business. Mr. August has played leadership roles in numerous restructurings and served on numerous public and private company boards since 1987. Since 1996, he co-founded each of Oak Hill Advisors' funds, where he serves as Managing Partner. He co-founded the predecessor firm to Oak Hill Advisors in 1987 and took over responsibility for its credit and distressed investment activities in 1990. Mr. August currently serves on the board of directors of Churchill Capital Corp II and Churchill Capital Corp IV.
Mr. August is qualified to serve as a director due to his extensive financial and operational experience in both public and privately owned multi-national technology businesses.
Richard A. Clarke has served as a member of our Board since the closing of the Transactions in October 2020, and has served as a director of MultiPlan Parent since October 2016. Mr. Clarke has served as Chief Executive Officer of Good Harbor Security Risk Management, an advisor on cyber security risk management, since 2012. Mr. Clarke served for thirty years in the United States Government, serving three consecutive Presidents. In the White House he served as America’s first "Counter-Terrorism Czar" and its first "Cyber Czar." Prior to his White House years, he served as a diplomat. He was confirmed as Assistant Secretary of State, and held other positions in the State Department (Deputy Assistant Secretary of State for Intelligence) and the Pentagon for twenty years. Since leaving government in 2003, Mr. Clarke has served as an on-air consultant for ABC News and taught at Harvard's Kennedy School of Government for five years.
Mr. Clarke was co-chair of Virginia Governor McAuliffe's Cyber Security Commission and is the Chairman of the Board of Governors, Middle East Institute. He also has served on New York Governor Cuomo's Cyber Security Advisory Board since 2013. Mr. Clarke was formerly a member of President Obama's Review Group on Intelligence and Technology. He has served as a director of Veracode, Inc., Carbon Black, Inc. (f/k/a Bit9, Inc.), Visible Assets, Inc., BlueCat Networks, Inc. and Nok Labs, Inc. He has served on corporate advisory boards including RedSeal, Inc., Paladin Capital Group, Awake Security, Inc., Red Five Security, LLC and HawkEye 360, Inc.
Mr. Clarke is qualified to serve as a director due to his extensive knowledge and experience of cyber security and security risk management.
Anthony Colaluca, Jr. has served as a member of our Board since the closing of the Transactions in October 2020. He currently serves as the President of Colaluca Business Advisors, LLC, where he serves as an independent consultant providing business and financial advisory services primarily to private equity firms. From March 2015 to February 2016 he served as Chief Financial Officer and Executive Vice President at MedAssets, Inc. (NASDAQ: MDAS), a healthcare performance improvement company. From 2005 through 2010, he served as Chief Financial Officer and Executive Vice President of Intergraph Corporation (NASDAQ: INGR), a global provider of engineering and geospatial software. Prior to joining Intergraph Corporation, he served as Chief Financial Officer for Harland Financial Solutions, Inc., a software division of John H. Harland Company. Previously, Mr. Colaluca also served as Chief Financial Officer for Solution 6 North America, and Chief Financial Officer for Computer Management Sciences Inc., a NASDAQ-listed company that was later acquired by Computer Associates. Earlier in his career, he was a senior manager with KPMG LLP and a certified public accountant in the State of New York. Mr. Colaluca currently serves on the board of directors of Feeding Northeast Florida. He previously served as a director of Tekelec (NASDAQ: TKLC) and member of its audit and compensation committees from February 2011 until the company was taken private in January 2012.
Mr. Colaluca is qualified to serve as a director due to his extensive financial and operational experience in both public and privately owned multi-national technology businesses.

Paul D. Emery has served as a member of our Board since the closing of the Transactions in October 2020, and has served as a director of MultiPlan Parent since June 2016. Mr. Emery currently serves as a Director of Hellman & Friedman. Prior to joining Hellman & Friedman in 2010, Mr. Emery worked as an investment banker in the power and utilities department of Morgan Stanley & Co. He currently serves on the board of directors of Hub International Limited.
Mr. Emery is qualified to serve as a director due to his financial expertise and capital markets experience, as well as the experience gained from advising or serving as a director of multiple Hellman & Friedman portfolio companies.

C. Martin Harris, MD, MBA has served as a member of our Board since January 1, 2021. Dr. Harris currently serves as Associate Vice President of the Health Enterprise and Chief Business Officer at the Dell Medical School at The University of Texas at Austin. Previously, he was CIO and Chairman of the Information Technology Division, as well as a Staff Physician at The Cleveland Clinic Foundation Department of General Internal Medicine. He also served as a Staff Physician for the Cleveland Clinic Hospital. Dr. Harris currently serves on the board of directors of Thermo Fisher Scientific (NYSE: TMO), Invacare Corporation (NYSE: IVC) and Colgate-Palmolive Company (NYSE: CL) and served on the board of directors of HealthStream, Inc. (NASDAQ: HSTM) from September 8, 2010 through February 26, 2021.

Dr. Harris is qualified to serve as a director due to his experience in the healthcare industry as a leader of healthcare organizations and also his expertise in the use of information technology in the healthcare industry, as well as his board-level experience from his many years served on public company boards in the healthcare industry.

Julie D. Klapstein has served as a member of our Board since November 19, 2020. Ms. Klapstein was the founding Chief Executive Officer of Availity, LLC, a health information network optimizing the automated delivery of critical business and clinical information among healthcare stakeholders. She served as Availity's Chief Executive Officer and board member from 2001 to 2011. She also served as the interim Chief Executive Officer at Medical Reimbursements of America, Inc., a private company, from February 2017 to June 2017. Ms. Klapstein has more than 30 years of experience in the healthcare information technology industry including executive roles at healthcare companies including Phycom, Sunquest Information Systems, SMS' Turnkey Systems Division and GTE Health Systems. Her early career with AT&T Information Systems also focused on the healthcare industry. Ms. Klapstein currently serves on the boards of: Amedisys, (NASDAQ:AMED) on the Quality and Governance committees and chair of the Compensation committee; NextGen Healthcare (NASDAQ:NXGN) on the Audit and Compensation committees; Oak Street Health (NYSE:OSH) on the Compliance committee and chair of the Compensation committee; and Revecore, a private company on the board of directors.

Ms. Klapstein is qualified to serve as a director due to her extensive experience in the healthcare and healthcare technology industries, having served in executive capacities for multiple healthcare technology companies, as well as her public company board experience.

Michael S. Klein has served as a member of our Board since the Churchill IPO, and previously served as Churchill's Chief Executive Officer and President. Mr. Klein is also the Chief Executive Officer and Chairman of the board of directors of Churchill Capital Corp II, Churchill Capital Corp IV, Churchill Capital Corp V, Churchill Capital Corp VI and Churchill Capital Corp VII, which are blank check companies whose sponsors are an affiliate of M. Klein and Company, LLC. Mr. Klein is currently a Director of Credit Suisse Group AG and Credit Suisse AG. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019, and Mr. Klein currently serves on the board of directors of Clarivate Analytics. Mr. Klein is the founder and senior member of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein's background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi.
Mr. Klein is qualified to serve as a director due to his significant investment banking and advisory experience, including for companies in information services.
P. Hunter Philbrick has served as a member of our Board since the closing of the Transactions in October 2020, and has served as a director of MultiPlan Parent since June 2016. Mr. Philbrick has served as a Partner at Hellman & Friedman since January 2013. Prior to joining Hellman & Friedman in 2003, Mr. Philbrick worked as an investment banker in the mergers, acquisitions and restructuring and general industrial departments of Morgan Stanley & Co. He currently serves as a member of the board of directors of Vantage Group Holdings, Ltd., PPD, Inc. and Hub International Limited. Mr. Philbrick was formerly a director of Change Healthcare Inc. (formerly Emdeon)(NASDAQ: CHNG), GeoVera Insurance Holdings Ltd., and Sedgwick Inc.
Mr. Philbrick is qualified to serve as a director due to his finance and capital markets experience as well as insight into the healthcare industry, gained from advising and serving as a director of multiple Hellman & Friedman portfolio companies.
Allen R. Thorpe has served as a member of our Board since the closing of the Transactions in October 2020, and has served as a director of MultiPlan Parent since June 2016. Mr. Thorpe has served as a Partner of Hellman & Friedman LLC, a private equity firm, since January 2004 and leads the firm's New York office. Prior to joining Hellman & Friedman in 1999, Mr. Thorpe was a vice president with Pacific Equity Partners in Australia, a private equity firm, and was a manager at Bain & Company, Inc., a management consulting firm. He currently serves on the board of directors of PPD, Inc. (NASDAQ: PPD) and Edelman Financial Engines LLC. Mr. Thorpe also previously served as Chairman of Sheridan Healthcare, Inc., a director of Change Healthcare Inc. (NASDAQ: CHNG), Mitchell International Inc., Artisan Partners Asset Management Inc. (NYSE: APAM), the lead independent director of LPL Financial Holdings Inc. (NASDAQ:LPLA), and a member of the advisory board of Grosvenor Capital Management Holdings, LLP, among others.
Mr. Thorpe is qualified to serve as a director due to his extensive knowledge of the healthcare industry as well as financial and corporate governance experience gained through years of serving as a director of multiple Hellman & Friedman portfolio companies.
William L. Veghte has served as a member of our Board since the closing of the Transactions in October 2020, and is an operating partner of Churchill with extensive management and operating experience in the consumer and enterprise technology sectors. Mr. Veghte is the Founder & Chief Executive Officer of Athene Partners, a U.S.-based advisory company that partners with CEOs and investors of technology companies to accelerate their growth and transformations. Mr. Veghte previously served as CEO and Director of SurveyMonkey. Mr. Veghte also served as an Executive Vice President and General Manager of the Hewlett-Packard Company Enterprise Business from 2013 to 2015 and Chief Operating Officer of Hewlett-Packard from 2012 to 2013. Prior to Hewlett-Packard, Mr. Veghte spent nearly two decades at Microsoft, where he held a wide range of leadership positions including Senior Vice President of Windows Business, Server Business and led Microsoft's North American Sales, Services and Marketing. Mr. Veghte currently serves on the board of directors of Embroker Insurance Services, LLC, and previously served on the board of directors of Xero Limited (ASX: XRO), Turbonomic, Inc. and View, Inc.
Mr. Veghte is qualified to serve as a director due to his extensive financial and operational experience in both public and privately owned multi-national technology businesses.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Board Structure
Our Board consists of eleven (11) members:
Class I directors: Paul D. Emery, C. Martin Harris, Mark H. Tabak (Chairperson) and William L. Veghte;
Class II directors: Glenn R. August, Richard D. Clarke, Julie D. Klapstein and P. Hunter Philbrick; and
Class III directors: Anthony Colaluca, Jr., Michael S. Klein and Allen R. Thorpe (Lead Director).
Our directors are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2021, 2022 and 2023, respectively. At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired. This classification of our Board could have the effect of increasing the length of time necessary to change the composition of a majority of the Board.
The Board has determined that each of Messrs. August, Clarke, Colaluca, Emery, Harris, Philbrick, Thorpe and Veghte and Ms. Klapstein are independent directors under applicable SEC and NYSE rules.
Lead Independent Director
Our Corporate Governance Guidelines provide that the roles of Chairperson of the Board and Chief Executive Officer may be separated or combined. In the event that the roles are combined, the Corporate Governance Guidelines provide for the naming of a lead independent director. In accordance with the Corporate Governance Guidelines, since Mr. Tabak, our Chief Executive Officer, is serving as Chairperson of the Board, the Board appointed Mr. Thorpe as Lead Director.
As Lead Director, Mr. Thorpe will help coordinate the efforts of the independent directors and Non-Employee Directors in the interest of ensuring that objective judgment is brought to bear on sensitive issues involving the management of the Company and, in particular, the performance of senior management. The Lead Director has the following authority:
•preside over all meetings of the Board at which the Chairperson is not present, including meetings of the Non-Employee Directors which are to be held at least quarterly;
•assist in scheduling Board meetings and approve meeting schedules to ensure that there is sufficient time for discussion of all agenda items;
•request the inclusion of certain materials for Board meetings;
•approve of all information sent to the Board;
•communicate to the Chief Executive Officer, together with the Chairperson of the compensation committee, the results of the Board's evaluation of Chief Executive Officer performance;
•collaborate with the Chief Executive Officer on Board meeting agendas and approve such agendas;
•collaborate with the Chief Executive Officer in determining the need for special meetings of the Board;
•provide leadership and serve as temporary Chairperson of the Board or Chief Executive Officer in the event of the inability of the Chairperson of the Board or Chief Executive Officer to fulfill his/her role due to crisis or other event or circumstance which would make leadership by existing management inappropriate or ineffective, in which case the Lead Director shall have the authority to convene meetings of the full Board or management;
•serve as the liaison for stockholders who request direct communications with the Board;
•act as the liaison between the Non-Employee Directors and the Chairperson of the Board, as appropriate;
•call meetings of the Non-Employee Directors when necessary and appropriate;
•recommend to the Board, in concert with the chairpersons of the respective Board committees, the retention of consultants and advisors who directly report to the Board, including such independent legal, financial or other advisors as he or she deems appropriate, without consulting or obtaining the advance authorization of any officer of the Company; and
•such additional duties and authority as our Board may otherwise determine and delegate.
The Board currently combines the role of Chairperson of the Board with the role of Chief Executive Officer, coupled with a Lead Director position to further strengthen the governance structure. Our Board believes this provides an efficient and effective leadership model for the Company. Combining the Chairperson and Chief Executive Officer roles fosters clear accountability, effective decision-making and alignment on corporate strategy.
Role of the Board in Risk Oversight
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including the risks described in this Annual Report on Form 10-K under the heading "Risk Factors." Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management of the Company. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
The role of the Board in overseeing the management of our risks is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a Board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
A copy of the Corporate Governance Guidelines is available on our investor relations website.
Committees of the Board of Directors
The Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Both our compensation committee and nominating and corporate governance committee are composed solely of independent directors. Because of Mr. Emery's relationship with H&F, our Board has determined that Mr. Emery may be considered an "affiliated person" of the Company and therefore may not qualify as an independent member of the audit committee under the current NYSE listing rules and Rule 10A-3 of the Exchange Act. As such, in accordance with the applicable phase-in rules, Ms. Klapstein replaced Mr. Emery as a member of the audit committee prior to the one year anniversary of the Churchill IPO.
Each committee operates under a charter that was approved by the Board. The charter of each committee is available on our investor relations website.
Audit Committee
The members of our audit committee are Messrs. Clarke and Colaluca and Ms. Klapstein, and Mr. Colaluca serves as chair of the audit committee. As discussed above, Mr. Emery has moved to an observer status with respect to the audit committee; as a result, he may still attend meetings but in a non-voting capacity. Each member of the audit committee is financially literate and the Board has determined that Mr. Colaluca and Ms. Klapstein each qualify as an "audit committee financial expert" as defined in applicable SEC rules and has accounting or related financial management expertise.
Our audit committee is directly responsible for, among other things:
•appointing, retaining, compensating and overseeing the work of our independent registered public accounting firm;
•assessing the independence and performance of the independent registered public accounting firm;
•reviewing with our independent registered public accounting firm the scope and results of the firm's annual audit of our financial statements;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we will file with the SEC;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•reviewing policies and practices related to risk assessment and management;
•reviewing our accounting and financial reporting policies and practices and accounting controls, as well as compliance with legal and regulatory requirements;
•reviewing, overseeing, approving or disapproving any related-person transactions;
•reviewing with our management the scope and results of management's evaluation of our disclosure controls and procedures and management's assessment of our internal control over financial reporting, including the related certifications to be included in the periodic reports we will file with the SEC; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters, or other ethics or compliance issues.
Compensation Committee

The members of our compensation committee are Messrs. Clarke, Colaluca and Philbrick, and Mr. Philbrick serves as chair of the compensation committee. Our compensation committee is responsible for, among other things:
•reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
•acting as an administrator of our equity incentive plans;
•reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans; and
•establishing and reviewing general policies relating to compensation and benefits of our employees.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Messrs. August, Philbrick and Thorpe, and Mr. Thorpe serves as chair of the nominating and corporate governance committee. Our nominating and corporate governance committee is responsible for, among other things:
•identifying and recommending candidates for membership on our Board, including the consideration of nominees submitted by stockholders, and to each of the Board's committees;
•reviewing and recommending our corporate governance guidelines and policies;
•reviewing proposed waivers of the code of business conduct and ethics for directors and executive officers;
•overseeing and setting compensation for our directors, including approval of performance-based compensation by reference to corporate goals and objectives resolved by the Board from time to time;
•overseeing the process of evaluating the performance of our Board; and
•assisting our Board on corporate governance matters.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company, as well as to the Company's agents, representatives and consultants. The Code of Business Conduct and Ethics was adopted to reflect what the Company considers to be current best practices and policies for an operating company.

The Code of Business Conduct and Ethics is available on our investor relations website. If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our investor relations website, www.investors.multiplan.us, or in a Current Report on Form 8-K.

Corporate Governance Documents

You can learn more about our corporate governance by visiting www.investors.multiplan.us where you will find the following documents under "Governance – Governance Documents":

•Audit Committee Charter;

•Code of Business Conduct and Ethics;

•Compensation Committee Charter;

•Corporate Governance Guidelines; and

•Nominating and Corporate Governance Committee Charter.

The Company's stockholders may obtain printed copies of these documents by writing to MultiPlan Corporation, Corporate Secretary, 16 Crosby Drive, Bedford, MA 01730-1402.
Compensation of Directors
For information on director compensation, see the section titled "Executive Compensation — Director Compensation."

Delinquent Section 16(a) Reports

To our knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Exchange Act that have been furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our directors, executive officers, and greater than 10% beneficial owners have been met, except for the following Form 4s which were inadvertently delayed: (i) a Form 4 for Mr. Kim related to the shares he received as part of the closing of the Transactions and (ii) a Form 4 to report transfers by a trust for the benefit of Mr. Redmond's family to Mr. Redmond in connection with certain estate planning.
Item 11.    Executive Compensation
Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with the Company's management. Based upon such review and the related discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

P. Hunter Philbrick, Chair
Richard A. Clarke
Anthony Colaluca, Jr.

Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, and in the past year has not served, as a member of the Board or compensation committee of any entity that has one or more officers serving on our Board. See the section titled "Certain Relationships and Related Party Transactions" for information about related party transactions involving members of our compensation committee or their affiliates.

Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each material element of compensation for the fiscal year ended December 31, 2020 that we provided to each person who served as our principal executive officer or principal financial officer during 2020 and our three other most highly compensated executive officers employed at the end of 2020, all of whom we refer to collectively as our named executive officers.
Our named executive officers for the fiscal year ended December 31, 2020 were as follows:
•Mark H. Tabak, our Chief Executive Officer;
•David L. Redmond, our Executive Vice President & Chief Financial Officer;
•Dale A. White, our President, Payor Markets;
•Michael C. Kim, our Senior Vice President & Chief Information Officer; and
•Jeffrey A. Doctoroff, our Senior Vice President, General Counsel & Secretary.
Executive Compensation Objectives and Philosophy

The goal of our executive compensation program is to create long-term value for our investors while at the same time rewarding our executives for superior financial performance and encouraging them to remain with us for long, productive careers. We believe the most effective way to achieve this objective is to design an executive compensation program rewarding the achievement of specific annual financial goals and aligning executives' interests with those of our investors by further rewarding performance above established goals. We use this philosophy as the foundation for evaluating and improving the effectiveness of our executive pay program. The following are the core elements of our executive compensation philosophy:
•Market Competitive: Compensation levels and programs for executives, including the named executive officers, should be competitive relative to the marketplace in which we operate. It is important for us to leverage an understanding of what constitutes competitive pay in our market and build unique strategies to attract the high caliber talent we require to manage and grow MultiPlan;
•Performance-Based: A significant portion of executive compensation should be performance-based pay that is "at risk," based on financial goals, which reward both organizational and individual performance;
•Investor Aligned: Incentives should be structured to create alignment between executives and investors; and
•Financially Efficient: Pay programs and features should attempt to minimize the impact on our earnings and maximize our tax benefits, all other things being equal.
By incorporating these elements, we believe our executive compensation program is responsive to our investors' objectives and effective in attracting, motivating and retaining the level of talent necessary to grow and manage our business successfully.
Process for Determining 2020 Compensation
The Compensation Committee of the Board of Directors of MultiPlan Parent determined the compensation of our named executive officers. The Compensation Committee assessed the performance of Mr. Tabak, our Chief Executive Officer, during 2019, and established a compensation structure aimed at ensuring that a substantial portion of Mr. Tabak's compensation would be directly linked to his individual performance and the performance of our business. As discussed under "— Employment Agreements with Named Executive Officers," we entered into an employment agreement with our Chief Executive Officer as well as certain of our named executive officers, which addresses certain elements of their compensation and benefit packages.
In determining the compensation of each of our named executive officers other than the Chief Executive Officer, the Compensation Committee sought the input of the Chief Executive Officer. The Chief Executive Officer provided recommendations to the Compensation Committee regarding the compensation of the other named executive officers. The performance of our named executive officers is reviewed at least annually by the Compensation Committee, with assessments provided by the Chief Executive Officer on all of our named executive officers (other than the Chief Executive Officer), and the Compensation Committee determines each named executive officer's compensation at least annually. The Chief Executive Officer is not, however, involved in decisions regarding his own compensation.
In determining compensation levels for our named executive officers, the Compensation Committee considered each named executive officer's particular position and responsibility and relied upon the judgment and experience of its members, including their knowledge of competitive compensation levels in our industry. We believe that compensation should be competitive with compensation for executive officers in similar positions and with similar responsibilities in our marketplace. Although the Compensation Committee did not retain its own compensation consultant or review survey or other publicly available benchmark data specific to each named executive officer in 2020, MultiPlan, in making the compensation recommendation submitted to Compensation Committee for review and approval, took into consideration its general understanding of current compensation practices, along with several different factors, including the individual's performance, scope of responsibilities, depth and breadth of overall leadership experience, and the importance of the position to achieving our strategies. In alignment with the considerations described above, the Compensation Committee determined the total amount of compensation for our named executive officers, and the allocation of total compensation among each of our three main components of compensation described below.
Considerations in Setting 2020 Compensation
The 2020 compensation of our named executive officers was set taking into account the named executive officers' contributions to company-wide operating results and their individual performance objectives. The total 2020 compensation opportunity for our named executive officers was designed to be competitive and based on actual achievement because a significant percentage of total compensation in 2020 was allocated to variable compensation, paid only upon achievement of MultiPlan's performance objectives.

Our compensation program provides increased pay opportunity correlated with superior performance. When evaluating base salary, the Compensation Committee reviews, among other factors, our overall financial and operating performance in the prior year as well as individual performance and the performance of the divisions, business units or departments for which a named executive officer is responsible. The annual bonus plan was designed to emphasize and reward the named executive officers for corporate performance and hold them accountable for overall company results.
Elements of 2020 Compensation Program

The 2020 executive compensation program consisted of the following elements: base salary, annual incentive compensation and long-term equity incentive compensation in the form of Class B Units, which are profits interests with a distribution threshold of fair market value on the date of grant (or deal price for those units granted in connection with the closing of the original transaction (the “Original Closing”)). Each element, which is further discussed below, is intended to reward and motivate executives in different ways consistent with MultiPlan's overall guiding principles for compensation (as described above). In addition to these key compensation elements, the named executive officers are provided certain other compensation. See "— Other Compensation."
We believe that offering each of the components of our executive compensation program is necessary to remain competitive in attracting and retaining talented executives. Base salaries are designed to reward executives for their performance and our short-term performance and to attract and retain individuals with superior talent. The annual incentive program promotes our near-term performance objectives and rewards individual contributions to the achievement of those objectives. We believe that providing long-term incentive compensation ensures that our executives have a continuing stake in our long-term success and have incentives to increase our equity value. Total compensation for each named executive officer is reviewed annually to ensure that the proportions of the executive's short-term incentives and long-term incentives are properly balanced.
The components of incentive compensation (the annual incentive awards) are significantly "at risk," as the degree to which the annual incentive bonuses are paid and the performance vesting and the intrinsic value of the equity awards all depend on the extent to which certain of our operating and financial goals are achieved. When reviewing compensation levels, each component of compensation is reviewed independently, and the total pay package is reviewed in the aggregate. In 2020, approximately 48% of total cash compensation (comprised of base salary and target annual incentive award) for executive officers was "at risk."
Base Salary

Our base salary is designed to recognize the duties and responsibilities of each executive officer and the experience, knowledge, ability and skill of the named executive officer that holds each such position. The base salaries are an important component of our executive compensation program and are critical in attracting and retaining executive talent. The named executive officers' base salaries were initially set in their employment agreement or offer letter, as applicable, and are reviewed each year. In setting annual base salaries, the Compensation Committee takes into consideration our overall financial and operating performance in the prior year, our company-wide target for base salary increases for all employees, its members' knowledge of market and competitive salary information, inflation, changes in the scope of an executive officer's' job responsibilities, other components of compensation and other relevant factors. The Compensation Committee also reviews each named executive officer's individual performance and the performance of the divisions, business units or departments for which that person is responsible. For named executive officers other than the Chief Executive Officer, the Compensation Committee receives an evaluation from the Chief Executive Officer on that person's performance and a recommendation for a salary adjustment. In 2020, in recognition of their performance, each of our named executive officers received a 2% base salary increase.
The base salary for each of the named executive officers during 2020 was as follows:

Name	2020 Base Salary
Mr. Tabak	$875,308
Mr. Redmond	$573,071
Mr. White	$475,597
Mr. Kim	$399,396
Mr. Doctoroff	$354,270

Annual Incentive Compensation
In addition to receiving base salaries, each of the named executive officers is eligible to receive an annual incentive payment each year pursuant to our annual bonus plan. Our annual bonus plan is designed to create a link between executive compensation and MultiPlan's annual performance and to reward the named executive officers when we meet our annual performance goals. As such, the annual incentive amount actually received by each named executive officer pursuant to our annual bonus plan is tied to our EBITDA performance during the year.

2020 Annual Incentive Opportunity. For 2020, the targeted annual incentive payout for each of the named executive officers represented a percentage of the named executive officer's base salary, which the executive could earn based upon MultiPlan achieving an EBITDA target of $797.9 million for 2020, as approved by MultiPlan Parent's board of directors (the “Parent Board”). The annual incentive opportunity provided for no payout if target was not achieved and no additional payout was available if actual results exceeded target.
The target incentive payout amounts for each of the named executive officers were as follows:

Name	Annual Incentive Target % of Base Salary	Base Salary	Annual Incentive Target Payout
Mr. Tabak	125%	$875,308	$1,094,135
Mr. Redmond	100%	$573,071	$573,071
Mr. White	100%	$475,597	$475,597
Mr. Kim	50%	$399,396	$199,698
Mr. Doctoroff	50%	$354,270	$177,135

Actual 2020 Annual Incentive Payout. For 2020, MultiPlan Parent did not achieve its target EBITDA needed to fund the Annual Incentive Plan. However, in light of the extraordinary circumstances impacting employees in 2020, including the COVID-19 pandemic and the shift to work-from-home, the Committee determined that the achievements met in the 2020 calendar year should be recognized and rewarded with the payment of bonuses to all eligible employees, including the named executive officers, paid in December 2020. The Compensation Committee determined it was appropriate to award discretionary bonuses of $1,094,135, $573,071, $475,597, $200,000 and $177,135, respectively, to Mr. Tabak, Mr. Redmond, Mr. White, Mr. Kim and Mr. Doctoroff. The discretionary bonuses were awarded based on their outstanding contributions to the Company in their respective roles for the year.
Long-Term Equity Incentive Compensation
In 2016, following our acquisition by Hellman & Friedman, certain directors and key executives, including the named executive officers, were granted long-term equity incentive awards designed to promote our interests and incentivize them to remain in our service. These long-term equity incentive awards were granted to our named executive officers in the form of Class B Units in Holdings.

The Class B Units were "profits interests" under U.S. federal income tax law having economic characteristics similar to stock appreciation rights (i.e., representing the right to share in any increase in the equity value of Holdings that exceeds a specified threshold). The Class B Units were divided into Time-Vesting Class B Units (60% of the Class B Units granted)(the “Time Vested Units”) and Performance-Vesting Class B Units (40% of the Class B Units granted)(the “Performance Vested Units”). Unvested Class B Units were not entitled to distributions from Holdings.
The specific sizes of the Class B Unit grants made to our named executive officers were determined in consideration of Hellman & Friedman's practices with respect to management equity programs at other private companies in its portfolio and the executive officer's position and level of responsibilities with us.
For a discussion of the vesting and other terms of the Class B Units, see "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Terms of Class B Unit Awards."
Other Compensation
Benefits

We provide various employee benefit programs to our named executive officers, including medical, vision, dental, life insurance, accidental death & dismemberment, long-term disability, short-term disability, health savings accounts and wellness programs. These benefit programs are generally available to all of our U.S.-based employees.
These benefits are provided to the named executive officers to eliminate potential distractions from performing their regular job duties. We believe the cost of these programs is counterbalanced by an increase in productivity by the executives receiving access to them.
Defined Contribution Plan

We maintain a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and that we refer to as the "401(k) Retirement Savings Plan" or the "401(k) Plan." The 401(k) Plan is offered on a nondiscriminatory basis to our full-time regular employees, including our named executive officers, and our eligible part-time and temporary employees. Subject to certain limitations imposed by the Code, the 401(k) Plan permits eligible employees to defer receipt of portions of their eligible compensation by making contributions, including after-tax Roth contributions and catch-up contributions.
We provide matching contributions to the 401(k) Plan in an amount equal to 50% of each participant's contribution up to a maximum of 5% of the participant's annual eligible salary, subject to certain other limits. Participants are 100% vested in their individual contributions and vest 20% per year of credited vesting service in the matching contributions until they are 100% vested in matching contributions at the completion of the fifth year of credited vesting service. Participants receive one year of vesting service for each plan year in which they have at least 1,000 hours of service, commencing after the first anniversary of employment.
We believe that matching contributions assist us in attracting and retaining talented employees and executives. The 401(k) Plan provides an opportunity for participants to save money for retirement on a tax-deferred basis and to achieve financial security, thereby promoting retention.
Severance Arrangements
MultiPlan believes that reasonable and appropriate severance benefits are necessary in order to be competitive in MultiPlan's executive attraction and retention efforts. As discussed below, the employment agreements we enter into with our named executive officers provide for certain payments, rights and benefits to the named executive officers upon certain qualifying terminations from MultiPlan. See "— Potential Payments upon Termination or Change in Control" below for a description of these benefits.

Clawback Policy

The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets. If the Committee determines, in its discretion, that incentive compensation of a covered employee, including all current and former executive officers, was overpaid, in whole or in part, as a result of a restatement of the reported financial results of the Company or any of its segments due to material non-compliance with financial reporting requirements (unless due to a change in accounting policy or applicable law) caused or contributed, directly or indirectly, by a covered employee's fraud, willful misconduct, or gross negligence, the Compensation Committee will review the incentive compensation paid, granted, vested, settled, or accrued based on the prior inaccurate results. To the extent practicable, and as permitted by and consistent with applicable law, the Compensation Committee will determine, in its discretion, whether to seek to recover or cancel the difference between (i) any incentive compensation paid, granted, vested, settled or accrued based on the belief that the Company or the segment had met or exceeded performance targets that would not have been met had the financial information been accurate, and (ii) the incentive compensation in which the covered employee would have been paid or awarded based on the accurate financial information or restated results, as applicable. If the Committee determines, in its discretion, that a covered employee has engaged in any Detrimental Activity (as defined in the MultiPlan Corporation 2020 Omnibus Incentive Plan), the Compensation Committee may, in its sole discretion, provide for one or more of the following: (i) cancellation of any or all of such covered employee's incentive compensation or (ii) forfeiture by the covered employee of any gain realized on the vesting or exercise of or of any payment in connection with any incentive compensation.

In addition, the 2020 Omnibus Incentive Plan contains clawback provisions that all awards made under the plan are subject to reduction, cancellation, forfeiture or recoupment to the extent necessary to comply with any clawback, forfeiture or other similar policy adopted by the Company or as otherwise required by law. To the extent that an award recipient receives any amount in excess of the amount that such award recipient should otherwise have received under the terms of an award for any reason (including, without limitation, by reason of a financial restatement, mistake in calculations or other administrative error), the award recipient will be required to repay any such excess amount to the Company.
Tax and Accounting Implications
We operate our compensation programs with the good faith intention of complying with Section 409A of the Code. We account for equity-based payments with respect to our long-term equity incentive award programs in accordance with the requirements of FASB ASC Topic 718, Compensation — Stock Compensation.
Actions Taken in Connection with the Transactions
Transaction Bonuses

The Compensation Committee approved a transaction bonus pool to be paid to certain employees after consummation of the Transactions, in recognition of their efforts in connection with the completion of the Transactions. In connection with the completion of the Transactions, each of Messrs. Tabak, Redmond and White received a $4 million transaction bonus and Mr. Tabak was granted authority to allocate up to an aggregate amount of $8 million to general employees, excluding executive officers and holders of Class B Units.
Treatment of Equity Incentive Awards in Connection with the Transactions
The Transactions constituted a Qualifying Liquidity Event (as defined in the named executive officer's award agreement). Accordingly, all of the Class B Units vested in connection with the Transactions. In addition, the Transactions resulted in a Residual Unit Adjustment (as defined in the limited partnership agreement of Holdings) and accordingly all outstanding vested Class B Units received distributions in respect of any unallocated Class B Units under the 2016 Plan on a pro rata basis.
Summary Compensation Table
The following table summarizes the total compensation earned during the last two fiscal years by the named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Mr. Tabak	2020	872,976	5,094,135	—	—	—	—	7,125	5,974,236
Chief Executive Officer	2019	858,145	—	—	—	—	—	7,000	865,145
Mr. Redmond	2020	571,342	4,573,071	—	—	—	—	7,125	5,151,538
Executive Vice President & Chief Financial Officer	2019	561,834	—	—	—	—	—	7,000	568,834
Mr. White	2020	474,163	4,475,597	—	—	—	—	7,125	4,956,885
President, Payor Markets	2019	466,272	—	—	—	—	—	7,000	473,272
Mr. Kim	2020	398,191	200,000	—	—	—	—	7,125	605,316
Senior Vice President & Chief Information Officer	2019	391,565	175,000	—	—	—	—	7,000	573,565
Mr. Doctoroff	2020	353,201	177,135	—	—	—	—	7,125	537,461
Senior Vice President & General Counsel	2019	347,323	150,000	—	—	—	—	7,000	504,323
(1)The amounts in the "Salary" column represent the base salary earned by each named executive officer.
(2)Bonus amounts in 2020 and 2019 include discretionary bonuses paid to the named executive officer based on outstanding contributions to the Company in the year paid and in 2020 includes a $4 million transaction bonus paid to each of Messrs. Tabak, Redmond and White in recognition of their efforts in connection with the completion of the Transactions. For additional information, see "Compensation Discussion and Analysis – Annual Incentive Compensation" and "Compensation Discussion and Analysis" – Actions Taken in Connection with the Transactions – Transaction Bonuses."
(3)The amounts in the "All Other Compensation" column represent MultiPlan contributions to our 401(k) Plan.
Grants of Plan-Based Awards Table
The following table provides information with respect to grants of plan-based awards to our named executive officers during 2020.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Mr. Tabak	—	1,094,135	—
Mr. Redmond	—	573,071	—
Mr. White	—	475,597	—
Mr. Kim	—	199,698	—
Mr. Doctoroff	—	177,135	—
____________________

(1)The amounts reported in this column reflect the cash incentive award opportunity under our 2020 Annual Incentive Plan, the terms of which are summarized under "— Compensation Discussion and Analysis — Annual Incentive Compensation" above. Based on 2020 results, MultiPlan did not achieve its target EBITDA needed to fund the 2020 Annual Incentive Plan.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements with Named Executive Officers
Messrs. Tabak, Redmond and White have entered into employment agreements with MultiPlan and Holdings. The employment agreements provide the terms of the named executive officer's compensation, including severance compensation and benefits in the event of a termination of employment, and contain restrictive covenants. MultiPlan and Holdings do not have employment agreements with Messrs. Kim or Doctoroff.
Mr. Tabak

MultiPlan and Holdings are party to an employment agreement with Mr. Tabak, dated May 5, 2016 (the “Tabak Employment Agreement”). The Tabak Employment Agreement provides for an initial five-year term, beginning on June 7, 2016, with automatic renewal of the employment term for successive one-year periods thereafter. During the term of the Tabak Employment Agreement, Mr. Tabak is expected to serve as Chief Executive Officer of MultiPlan and is entitled to:
•an annual base salary of $804,705, subject to adjustment by the board of directors of the MultiPlan Parent Board from time to time (for fiscal 2020 Mr. Tabak's base salary was $875,308); provided that no decrease may be made except a proportionate decrease made in connection with MultiPlan-wide salary reductions for senior executives, as determined by the MultiPlan Parent Board; and
•an annual bonus opportunity with a target amount equal to 125% of his annual base salary, with the annual bonus awards opportunity based on the achievement of performance goals established by the MultiPlan Parent Board in consultation with Mr. Tabak.
For a description of the restrictive covenants contained in Mr. Tabak's employment agreement and payments and benefits to which Mr. Tabak would be entitled under his employment agreement in connection with a qualifying termination, see "— Potential Payments upon Termination or Change in Control" below.
Mr. Redmond

MultiPlan and Holdings are party to an employment agreement with Mr. Redmond, dated May 5, 2016 (the “Redmond Employment Agreement”). The Redmond Employment Agreement provides for an initial five-year term, beginning on June 7, 2016, with automatic renewal of the employment term for successive one-year periods thereafter. During the term of the Redmond Employment Agreement, Mr. Redmond is expected to serve as Executive Vice President and Chief Financial Officer of MultiPlan and is entitled to:
•an annual base salary of $526,847, subject to adjustment by the MultiPlan Parent Board from time to time (for fiscal 2020 Mr. Redmond's base salary was $573,071); provided that no decrease may be made except a proportionate decrease made in connection with MultiPlan-wide salary reductions for senior executives, as determined by the MultiPlan Parent Board; and
•an annual bonus opportunity with a target amount equal to 100% of his annual base salary, with the annual bonus awards opportunity based on the achievement of performance goals established by the MultiPlan Parent Board in consultation with Mr. Redmond.
For a description of the restrictive covenants contained in Mr. Redmond's employment agreement and payments and benefits to which Mr. Redmond would be entitled under his employment agreement in connection with a qualifying termination, see "— Potential Payments upon Termination or Change in Control" below.
Mr. White

MultiPlan and Holdings are party to an employment agreement with Mr. White, dated May 5, 2016 (the “White Employment Agreement”). The White Employment Agreement provides for an initial five-year term, beginning on June 7, 2016, with automatic renewal of the employment term for successive one-year periods thereafter. During the term of the White

Employment Agreement, Mr. White was initially expected to serve as Executive Vice President of Sales and Marketing of MultiPlan, but was promoted to President, Payor Markets in fiscal 2020. Pursuant to his Employment Agreement, Mr. White is entitled to:
•an annual base salary of $382,315, subject to adjustment by the MultiPlan Parent Board from time to time (for fiscal 2020, Mr. White's base salary was $475,597); provided that no decrease made be made except a proportionate decrease made in connection with MultiPlan-wide salary reductions for senior executives, as determined by the MultiPlan Parent Board; and
•an annual bonus opportunity with a target amount equal to 100% of his annual base salary, with the annual bonus awards opportunity based on the achievement of performance goals established by the MultiPlan Parent Board.
For a description of the restrictive covenants contained in Mr. White's employment agreement and benefits to which Mr. White would be entitled under his employment agreement in connection with a qualifying termination, see "— Potential Payments upon Termination or Change in Control" below.
Terms of Class B Unit Awards
In 2016, each of the named executive officers received grants of Class B Units in Holdings. The grants consisted of Time Vested Units and Performance Vested Units. As a condition to receiving the awards, each of the named executive officers was required to enter into a board agreement, unitholder agreement and become a party to the limited partnership agreement of Holdings. These agreements generally govern the executives' rights with respect to the Class B Units. The Transactions constituted a Qualifying Liquidity Event (as defined in the award agreement). Accordingly, all of the Class B Units vested in connection with the Transactions.
Time Vested Units
The Time Vested Units vested and became exercisable 25% on the first anniversary of the grant date set forth in the applicable award agreement and the remainder vested pro rata in monthly installments over a three-year period, subject to the applicable named executive officer's continued employment with Holdings or its subsidiaries on each applicable vesting date.
Performance Vested Units
The Performance Vested Units were subject to a five-year performance-based vesting schedule, with 12.5% of the Performance Vested Units eligible to vest on December 31, 2016, 25% of the Performance Vested Units eligible to vest on December 31, 2017, 2018 and 2019 fiscal years, and 12.5% of the Performance Vested Units eligible to vest on December 31, 2020, subject to the achievement of annual fiscal year target EBITDA and/or cumulative target EBITDA targets by Holdings, as set forth in the applicable award agreement.
If actual EBITDA for a given fiscal year during the performance period was greater than 95% but less than 100% of the target EBITDA for such year, a number of Performance Vested Units vested on the applicable vesting date for such year in an amount equal to (x) the number of Performance Vested Units that would have vested during such year had the target EBITDA been achieved multiplied by (y) a fraction, the numerator of which is equal to the percentage of the target EBITDA actually achieved minus 95% and the denominator of which is equal to 5%.
If either 100% of the target EBITDA or the cumulative target EBITDA was not achieved in a given fiscal year, but 100% of the cumulative target EBITDA was achieved or exceeded in any subsequent year during the award's applicable performance period, then on the applicable vesting date for such subsequent year, any previously unvested Performance Vested Units that were outstanding and were eligible to vest in any prior year but did not due to 100% of the target EBITDA or the cumulative target EBITDA not being achieved in such prior year vested as a result of the EBITDA achievement associated with the subsequent year.
Return-Based Vesting
Upon the occurrence, on or before the end of the award's applicable performance period, of either (i) a recapitalization or (ii) the sale or disposition of securities of the IPO Corporation on or following an initial public offering, and as a result of such event in clause (i) or (ii), the H&F Investors (as defined in the limited partnership agreement of Holdings) realize certain multiple of money and internal rate of return targets that occurs (i) prior to the named executive officer's termination or (ii) solely with respect to Messrs. Tabak, Redmond and White, within 180 days following such named executive officer's termination without "cause" or for "good reason" (each as defined in the named executive officer’s employment agreement)(the "Tail Period"), all Performance Vested Units that were outstanding and unvested were to vest.

Call Rights
In connection with the grant of Class B Units, each named executive officer became a party to a unitholders agreement, under which Holdings had the right to repurchase vested Class B Units held by each named executive officer in connection with any termination of employment or the breach of any restrictive covenants applicable to the named executive officer (the "Call Right"). The purchase price payable for Class B Units repurchased upon exercise of the Call Right would have been the fair market value of such Class B Units, except with respect to exercise of the Call Right in connection with any termination for cause or in connection with a breach of restrictive covenants, in which case, the Class B Units would have been forfeited for no consideration.
Forfeiture and Acceleration
Other than the potential vesting that may have occurred in connection with certain termination or other events, all unvested Class B Units would have been forfeited upon a termination of employment. For a description of the terms of the acceleration of the Class B Units that occurred in connection with the Transactions, see "— Potential Payments upon Termination or Change in Control" below.
Outstanding Equity Awards at Fiscal Year End Table

As a result of the Transactions, there were no outstanding equity awards held by the named executive officers as of December 31, 2020. The vesting terms of the Class B Units are described under "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Terms of Class B Unit Awards."

Option Exercises and Stock Vested Table
The following table includes information regarding the amounts realized by our named executive officers upon vesting of Class B Units during 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Tabak	27,878	34,088,138
Mr. Redmond	18,585	22,725,426
Mr. White	18,585	22,725,426
Mr. Kim	1,021	1,248,150
Mr. Doctoroff	1,021	1,248,150
(1)Value realized upon vesting of Time Vested Units and the accelerated vesting of the Performance Vested Units is based on the value received in connection with the Transactions.
Pension Benefits and Nonqualified Deferred Compensation
Our named executive officers do not participate in any pension or nonqualified deferred compensation plans and received no pension benefits or nonqualified deferred compensation during the year ended December 31, 2020.
Potential Payments upon Termination or Change in Control
Severance Benefits upon Termination
Messrs. Tabak, Redmond and White
The severance payments and benefits due to Messrs. Tabak, Redmond and White in connection with certain terminations of employment with MultiPlan are set forth in their respective employment agreements.
Pursuant to the respective employment agreements of Messrs. Tabak, Redmond and White, in the event of a termination of employment by MultiPlan without "cause" (as defined in the respective employment agreement), by the named executive officer for "good reason" (each, as defined in the respective employment agreement), as a result of non-extension of the term of the employment agreement by MultiPlan or, solely with respect to Messrs. Tabak and Redmond, by the named executive officer without "good reason" upon a "change in control" (as defined in the respective employment agreement), in each case, subject to the named executive officer's execution of a general release of claims in favor MultiPlan and continued compliance with the restrictive covenants set forth in the employment agreement, the named executive officer will receive: (i) a cash payment equal to: with respect to Messrs. Tabak and Redmond, two times the sum of the named executive officer's annual base salary and target bonus opportunity, in each case, as in effect on the date of termination, payable in 24 equal monthly installments, with respect to Mr. Tabak, or in a lump sum, with respect to Mr. Redmond; with respect to Mr. White, the sum of the named executive officer's annual base salary and target bonus opportunity, payable in 12 equal monthly installments, (ii) payment of, or reimbursement for, COBRA premiums for a period ending on the earlier of 18 months following the termination date and the date the named executive officer obtains other employment that offers group health benefits, and, (iii) solely with respect to Mr. Tabak, a pro rata (based on the number of days employed by MultiPlan) cash payment equal to the greater of Mr. Tabak's target bonus opportunity as in effect on the date of termination and Mr. Tabak's annual bonus in respect of the prior fiscal year, payable in a lump sum on the 30th day following the date of termination.
Pursuant to the terms of their respective employment agreements, Messrs. Tabak, Redmond and White are subject to non-competition and non-solicitation covenants that apply during their employment and 24 months (with respect to Messrs. Tabak and Redmond) or 18 months (with respect to Mr. White) following termination of employment with MultiPlan, as well as indefinite covenants of confidentiality and non-disparagement.
Messrs. Kim and Doctoroff
Pursuant to his offer letter with MultiPlan, Inc., dated June 25, 2014, in the event of a termination of employment by MultiPlan without "cause," Mr. Doctoroff would be entitled to a severance payment equal to six months of base salary. Pursuant to company policy, in the event of a termination of employment by MultiPlan without "cause," each of Messrs. Kim and Doctoroff, would be entitled to six months' salary continuation and payment of, or reimbursement for, COBRA premiums for a period ending on the earlier of 18 months following the termination date and the date the named executive officer obtains other employment that offers group health benefits.
Assuming a termination of employment effective as of December 31, 2020 (i) by us without cause (including non-extension of the term of the named executive officer's employment agreement, if applicable) or (ii) by the executive for good reason (solely for Messrs. Tabak, Redmond and White), each of the specified named executive officers in the table below would have received the following severance payments and benefits:

Name	Payment Type	Termination Without Cause or for Good Reason (Including Non- Extension of Term)(6) ($)	Termination Without Good Reason Upon a Change in Control ($)
Mr. Tabak	Cash Severance(1)	5,033,021	5,033,021
	Benefit Continuation(2)	37,900	37,900
	Total	5,070,921	5,070,921
Mr. Redmond	Cash Severance(3)	2,292,284	2,292,284
	Benefit Continuation(2)	37,900	37,900
	Total	2,330,184	2,330,184
Mr. White	Cash Severance(4)	951,194	—
	Benefit Continuation(2)	37,900	—
	Total	989,094	—
Mr. Kim	Cash Severance(5)	199,698	—
	Benefit Continuation(2)	35,092	—
	Total	234,790	—
Mr. Doctoroff	Cash Severance(5)	177,135	—
	Benefit Continuation(2)	48,612	—
	Total	225,747	—
____________________

(1)Amount represents (i) 2.0 times annual base salary and target bonus opportunity for 2020 and (ii) Mr. Tabak's target bonus opportunity for 2020 (representing the greater of Mr. Tabak's target bonus opportunity for 2020 and Mr. Tabak's annual bonus in respect of 2019).
(2)Amounts represent monthly payments equal to the COBRA premiums required for 18 months.
(3)Amount represents 2.0 times annual base salary and target bonus opportunity for 2020.
(4)Amount represents 1.0 times annual base salary and target bonus opportunity for 2020.
(5)Amount represents 0.5 times annual base salary for 2020.
(6)Only Messrs. Tabak, Redmond and White are eligible for special termination benefits upon resignation for good reason.
Accelerated Vesting of Equity Awards Upon Termination

As a result of the Transactions, there were no outstanding equity awards held by the named executive officers as of year-end 2020; therefore, there would have been no accelerated vesting or other impact related to equity awards in the event of termination of employment on December 31, 2020.

Actual Payments to Named Executive Officers as a Result of the Accelerated Vesting of Class B Units in 2020
Vesting in Connection with a Liquidity Event
In connection with a Liquidity Event occurring prior to a termination of employment, all unvested Time Vested Units vest immediately prior to such Liquidity Event. Solely with respect to Messrs. Tabak, Redmond and White, in connection with a Liquidity Event occurring during the Tail Period, (i) all Tail Time Units (as defined below) vest immediately prior to such Liquidity Event and (ii) the value of any distributions and dividends, as applicable, that would have otherwise been received with respect to such Tail Time Units from the date of such termination through but not including the applicable Liquidity Event, that would be paid to, or received by, the named executive officer in such Liquidity Event.
Solely in the event of a Qualifying Liquidity Event and prior to the named executive officer's termination, all unvested Performance Vested Units vest immediately prior to such Liquidity Event. In addition, solely with respect to Messrs. Tabak, Redmond and White if such Qualifying Liquidity Event occurs during an applicable Tail Period, the named executive officer is entitled to (i) vesting of all Tail Performance Units immediately prior to a Qualifying Liquidity Event and (ii) the value of any distributions and dividends, as applicable, that would have otherwise been received with respect to such Tail Performance Units from the date of such termination through but not including the applicable Liquidity Event, that would be paid to, or received by, the named executive officer in such Liquidity Event. In addition, for purposes of the vesting and forfeiture of the Tail Performance Units, to the extent that a definitive agreement for a Liquidity Event transaction is entered into on or prior to the end of the performance period that has not been completed or terminated prior to December 31, 2020, such transaction will be deemed to be a Qualifying Liquidity Event with respect to Class B Units held by the named executive officers upon the closing of the transaction, and if such transaction terminates without closing, the applicable Tail Period shall terminate on the date of such termination.
Residual Unit Adjustment in Connection with a Liquidity Event
In the event of a distribution occurring on or after the occurrence of a Liquidity Event, the amount distributed shall be calculated as if all Residual Units (defined below) had been issued in connection with Original Closing and were outstanding and vested at the time of the distribution. "Residual Units" means the aggregate number of Class B Units equal to the sum of (i) (x) the aggregate number of Class B Units reserved for issuance under the 2016 Plan as of the Original Closing (i.e., 343,114 Class B Units) that were never issued prior to the first Liquidity Event minus (y) phantom units that have been issued or reserved for issuance under the 2016 Plan that reduce the plan unit reserve of the 2016 Plan on a one-for-one basis, plus (ii) the number of phantom units that were never issued prior to the first Liquidity Event plus (iii) the aggregate number of Class B Units and phantom units that were issued and did not vest and were forfeited solely due to a termination of employment and were not subsequently reissued. The amounts that would have been distributed to the Residual Units if they were outstanding at the time of the distribution will be allocated and paid on a pro rata basis to outstanding vested Class B Units who are otherwise receiving distributions. The named executive officers therefore are entitled to receive such distributions with respect to Residual Units on a pro rata basis with respect to their outstanding vested Class B Units following the occurrence of a Liquidity Event.

The Transactions constituted a Liquidity Event under the terms of the Class B Units. The following table sets forth the amounts the named executive officers received from such accelerated vesting on October 7, 2020. The amounts shown in the table do not include amounts that may have been payable to a named executive officer upon the sale of his vested equity pursuant to the exercise of call rights.

Name	Equity Award	Liquidity Event /Qualifying Liquidity Event ($)(1)
Mr. Tabak	Performance Vested Units	26,221,645
Mr. Redmond	Performance Vested Units	17,481,097
Mr. White	Performance Vested Units	17,481,097
Mr. Kim	Performance Vested Units	891,536
Mr. Doctoroff	Performance Vested Units	891,536

(1)Amounts reported reflect full accelerated vesting of the Performance Vested Units. The amounts reported are based upon the value received in connection with the Transactions.
Director Compensation
2020 Director Compensation
Prior to the Transactions, the Company's Non-Employee Director compensation policy provided cash and equity compensation to be paid or made, as applicable, to each member of our board of directors who was not either (i) an employee of us or any parent or subsidiary of us, or (ii) an employee of Hellman & Friedman or its affiliates (excluding portfolio companies). Richard Clarke was our only director who qualified for and received compensation under this policy prior to the Transactions. Under our Non-Employee Director compensation policy, Mr. Clarke was entitled to receive an annual retainer of $200,000, paid in quarterly installments.
None of our directors receive separate compensation for attending meetings of our board of directors or any committees thereof. All directors are reimbursed for travel and other expenses directly related to director activities and responsibilities.
Director Compensation following the Transactions
On October 8, 2020, our board of directors approved new annual cash and equity retainers to be paid to Non-Employee Directors. We will not pay any compensation to a director who is not a Non-Employee Director.

Each Non-Employee Director is entitled to receive an annual cash retainer of $100,000, payable quarterly in four equal installments of $25,000 each. In addition, each Non-Employee Director is entitled to receive an annual restricted stock unit award with respect to a number of shares of our Class A common stock having an aggregate grant date fair market value of $100,000. Provided that the director has not undergone a termination prior to the applicable vesting date, 100% of the units will vest on the earlier of (i) the first anniversary of the director's applicable vesting commencement date and (ii) the first regularly scheduled annual meeting of the stockholders of the Company following the date of grant; provided, however, that the units will, to the extent not vested, become fully vested if the director's service to the Company terminates (other than for Cause in connection with or following a Change in Control) or if the director voluntarily resigns other than when grounds for Cause exist, then a pro-rated number of units will vest upon the date such resignation.
The chairpersons and members of the following committees will receive the additional fixed annual cash retainers (payable in quarterly installments in arrears) listed below.

Committee	Committee Member Retainer	Committee Chair Retainer
Audit Committee	$12,500	$25,000
Compensation Committee	$10,000	$20,000
Nominating and Corporate Governance Committee	$7,500	$15,000
All directors, including our Non-Employee Directors, are reimbursed for travel and other expenses directly related to director activities and responsibilities. Notwithstanding the foregoing, any member of the Board that is entitled to the above compensation may elect to forego all or a portion of such compensation from time to time by giving notice to the General Counsel of the Company. Until otherwise notified to the General Counsel of the Company, each of Messrs. Emery, Philbrick and Thorpe have elected to forego their right to such compensation.

Director Compensation Table
The following table summarizes compensation paid to each Non-Employee Director during 2020.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	All Other Compensation ($)	Total ($)
Mr. August	26,875	66,667	—	93,542
Mr. Clarke	230,625 (4)	66,667	—	297,292
Mr. Colaluca	33,750	66,667	—	100,417
Dr. Harris (5)	—	—	—	—
Ms. Klapstein (6)	14,063	58,333	—	72,396
Mr. Klein	25,000	66,667	—	91,667
Mr. Veghte	25,000	66,667	—	91,667

(1) Excludes Messrs. Emery, Philbrick and Thorpe, who have elected to forego their right to director compensation.

(2) Represents aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For additional information see Note 15 Stock-Based Compensation of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3) The aggregate number of restricted stock units held by each Non-Employee Director as of December 31, 2020 was as follows:

Name	Aggregate Unvested Unit Awards Outstanding
Mr. August	7,293
Mr. Clarke	7,293
Mr. Colaluca	7,293
Dr. Harris	—
Ms. Klapstein	6,382
Mr. Klein	7,293
Mr. Veghte	7,293

(4) Includes compensation paid to or earned by Mr. Clarke in 2020 prior to the Transactions.

(5) Dr. Harris was elected to the Board effective January 1, 2021.

(6) Ms. Klapstein was elected to the Board effective November 19, 2020.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 5, 2021 by:

• each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
• each of our named executive officers and directors; and

• all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of our common stock is based on 668,923,984 shares of common stock issued and outstanding, excluding 9,132,164 shares held by the Company as treasury shares.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Owned
Five Percent Holders:
Churchill Sponsor LLC (2)	52,000,000	7.8%
GIC Investor (3)	49,612,794	7.4%
Green Equity Investors (4)	38,449,957	5.7%
H&F Investors (5)	215,514,491	32.2%
Magnetar Financial LLC (6)	35,748,476	5.3%
Oak Hill Advisors Entities (7)	41,937,815	6.3%
The Public Fund of the Kingdom of Saudi Arabia (8)	61,750,000	9.2%
T. Rowe Price Associates (9)	33,996,887	5.1%
Named Executive Officers and Directors
Mark H. Tabak (10)	13,890,202	2.1%
David L. Redmond	1,832,682	*
Dale A. White	8,066,106	1.2%
Jeffrey A. Doctoroff	301,464	*
Michael C. Kim	301,464	*
Glenn R. August (11) (12)	41,937,815	6.3%
Richard A. Clarke	—	—%
Anthony Colaluca, Jr.	—	—%
Paul D. Emery (13)	—	—%
C. Martin Harris	—	—%
Julie D. Klapstein	—	—%
Michael S. Klein (2) (14)	52,000,000	7.8%
P. Hunter Philbrick (13)	—	—%
Allen R. Thorpe (13)	—	—%
William L. Veghte (11)	—	—%
All executive officers and directors as a group (16 persons)	118,358,283	17.7%
*Less than 1%.

(1) Unless otherwise noted, the address of each of the following entities or individuals is c/o MultiPlan Corporation, 115 Fifth Avenue, New York, New York 10003.
(2) Interests shown consist of (i) 27,500,000 shares of Class A common stock and (ii) warrants to purchase 24,500,000 shares of Class A common stock (including warrants issued in satisfaction of the Note to purchase 1,500,000 shares of Class A common stock). Each warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. 12,404,080 of such shares of Class A common stock and 4,800,000 of such warrants unvested as of October 8, 2020 and will revest at such time as, during the 4-year period starting on October 8, 2021 and ending on

October 8, 2025, the closing price of our Class A common stock exceeds $12.50 for any 40 trading days in a 60 consecutive day period. The business address for Churchill Sponsor III LLC is 640 Fifth Avenue, 12th Floor, New York, New York 10019. Excludes 481,711 shares of our Class A common stock owned by M. Klein and Company, an entity in which Mr. Klein has a minority interest.
(3) Interests shown consist of 49,612,794 shares of Class A common stock held by Viggo Investment Pte. Ltd. (the "GIC Investor"). The GIC Investor shares the power to vote and the power to dispose of these shares with GIC Special Investments Pte. Ltd. ("GIC SI"), and GIC Private Limited ("GIC"), both of which are private limited companies incorporated in Singapore. GIC SI is wholly owned by GIC and is the private equity investment arm of GIC. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore's foreign reserves. The Government of Singapore disclaims beneficial ownership of these shares. The business address for the GIC Investor is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.
(4) Interests shown consist of 23,447,087 shares of Class A common stock held by Green Equity Investors VI, L.P., 13,992,386 shares of Class A common stock held by Green Equity Investors Side VI, L.P., 62,670 shares of Class A common stock held by LGP Associates VI-A LLC and 917,814 shares of Class A common stock held by LGP Associates VI-B LLC (each a "Green Equity Investor") pursuant to a Schedule 13D filed by the Green Equity Investors on October 13, 2020 (the "GEI 13D"). Pursuant to the GEI 13D, voting and investment power with respect to the shares held by the Green Equity Investors is shared; voting and investment power may also be deemed to be shared with certain affiliated entities and investors whose holdings are included in the above amount; and each of the foregoing entities' address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(5) Interests shown consist of: (i) 1,712,045 shares of Class A common stock held by Music Investments, LP ("Music Investments") pursuant to a Form 4 filed on December 8, 2020 (the ("H&F Form 4") and (ii) 112,593,413 shares of Class A common stock held by Hellman & Friedman Capital Partners VIII, L.P., 50,532,114 shares of Class A common stock held by Hellman & Friedman Capital Partners VIII (Parallel), L.P., 9,549,505 shares of Class A common stock held by HFCP VIII (Parallel-A), L.P., 2,953,631 shares of Class A common stock held by H&F Executives VIII, L.P. and 496,709 shares of Class A common stock held by H&F Associates VIII, L.P. (collectively, the "H&F VIII Funds") and 37,677,074 shares of Class A common stock held by H&F Polaris Partners, L.P. ("Polaris Partners" and, collectively with Music Investments and the H&F VIII Funds, the "H&F Investors") pursuant to a Schedule 13D filed by the H&F Investors on October 13, 2020, as amended on November 16, 2020 (the "H&F 13D"). Pursuant to the H&F Form 4 and the H&F 13D: H&F Parallel-A is the managing member of Music Investments, GP, LLC, which is the general partner of Music Investments, H&F Polaris Partners GP, LLC ("Polaris Partners GP") is the general partner of Polaris Partners; Hellman & Friedman Capital Partners VIII, L.P. is the managing member of Polaris Partners GP; Hellman & Friedman Investors VIII, L.P. ("H&F Investors VIII") is the general partner of the H&F VIII Funds; H&F Corporate Investors VIII, Ltd. ("H&F VIII") is the general partner of H&F Investors VIII; and as the general partner of H&F Investors VIII, H&F VIII may be deemed to have beneficial ownership of the shares beneficially owned by the H&F Investors. Pursuant to the H&F 13D, voting and investment determinations with respect to shares held by the H&F Investors are made by the board of directors of H&F VIII, which consists of Philip U. Hammarskjold, David R. Tunnell and Allen R. Thorpe, and each of the members of the board of directors of H&F VIII disclaims beneficial ownership of such shares. Pursuant to the H&F 13D, the address of each entity named in this footnote is c/o Hellman & Friedman LLC, 415 Mission Street, Suite 5700, San Francisco, California 94105.

(6) Pursuant to a Schedule 13G filed on February 16, 2021, interests shown are held for Magnetar Constellation Master Fund, Ltd ("Constellation Master Fund"), Magnetar Constellation Fund II, Ltd ("Constellation Fund"), Magnetar Xing He Master Fund Ltd ("Xing He Master Fund"), Magnetar SC Fund Ltd ("SC Fund"), Magnetar Capital Master Fund Ltd ("Master Fund"), Purpose Alternative Credit Fund Ltd ("Purpose Fund"), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, ("Structured Credit Fund"), Magnetar Longhorn Fund LP ("Longhorn Fund"), both Delaware limited partnerships; Magnetar Lake Credit Fund LLC ("Lake Credit Fund") and Purpose Alternative Credit Fund – T LLC ("Purpose Fund – T"), Delaware limited liability companies; a certain Managed Account; collectively (the "Magnetar Funds and Account"). Magnetar Financial serves as the investment adviser to the Magnetar Funds and Account, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds and Account’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec N. Litowitz. As of December 31, 2020, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz held 35,748,476 Shares. The amount consists of (i) 12,509,770 Shares held for the account of Constellation Master Fund; (ii) 230,769 Shares held for the account of Master Fund; (iii) 4,833,562 Shares held for the account of Xing He Master Fund; (iv) 3,989,642 Shares held for the account of Constellation Fund; (v) 4,182,005 Shares held for the account of SC Fund; (vi) 4,038,111 Shares held for the account of Structured Credit Fund; (vii) 1,793,077 Shares held for the account of Longhorn Fund; (viii) 769,231 Shares held for the account of Lake Credit Fund; (ix) 986,154 Shares held for the account of Purpose Fund: (x) 493,077 Shares held of the account of Purpose Fund – T.; and (xi) 1,923,078 Shares held for the account of the Managed Account. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7) Interests shown are held by client accounts (each, an "Oak Hill Advisors Entity") advised and/or managed by Oak Hill Advisors, L.P. or its affiliates. Interests shown consists of (i) 3,351,265 shares of Class A common stock, (ii) warrants to purchase 125,000 shares of Class A common stock and (iii) 38,461,550 shares of Class A common stock that may be acquired upon conversion of Senior Convertible PIK Notes. Each warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $12.50 per share, subject to adjustment. The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments. The business address for the Oak Hill Advisors Entities is 1114 Avenue of the Americas, 38th Floor, New York, NY 10036.

(8) Interests shown consists of (i) 51,250,000 shares of Class A common stock, (ii) warrants to purchase 2,500,000 shares of Class A common stock and (iii) option purchase warrants exercisable for 8,000,000 shares of Class A Common Stock held by The Public Investment Fund of the Kingdom of Saudi Arabia (“The PIF”) pursuant to a Schedule 13G, as amended, filed by The PIF on February 16, 2021 (“The PIF 13G”). Pursuant to The PIF 13G, the business address for The PIF is P.O. Box 6847, Riyadh 11452, The Kingdom of Saudi Arabia.

(9) Pursuant to a Schedule 13G filed on February 16, 2021, T. Rowe Price Associates, Inc. has sole voting power with respect to 12,497,462 of the indicated shares of Class A Common Stock and sole dispositive power with respect to all of these shares. T. Rowe Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client's custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to T. Rowe Price Associates may be revoked in whole or in part at any time.

(10) Interests shown consist of: (i) 5,023,610 shares of Class A common stock held by Mr. Tabak; (ii) 4,433,296 shares of Class A common stock held by the Lauren Fass 2012 Dynasty Trust, dated July 11, 2012, of which Mr. Tabak's spouse is the trustee; and (iii) 4,433,296 shares of Class A common stock held by the Lindsay Levin 2012 Dynasty Trust, dated July 11, 2012, of which Mr. Tabak's spouse is the trustee.

(11) Glenn R. August and William L. Veghte each have an economic interest (or deemed economic interest) in shares of our Class A common stock through their respective ownership of membership interests in Sponsor, but do not beneficially own any shares of our Class A common stock. The indirect ownership interest via Sponsor is reflected solely under the rows for Sponsor and its controlling person, Michael Klein. The economic interests (or deemed economic interests) of these individuals in the founder shares held by Sponsor are as shown below:

Founder Shares
Glenn R. August (A)	3,933,137
William L. Veghte	669,985

(A) Reflects economic interests (or deemed economic interests) held on behalf of Oak Hill Advisors Entities.

(12) Interests shown are held by Oak Hill Advisors Entities. As an advisor or manager to the Oak Hill Advisors Entities, Oak Hill Advisors, L.P. and/or its affiliates may be deemed to have the power to vote or direct the vote of, and the power to dispose or to direct the disposition of, the shares of Class A common stock owned by such entities. Oak Hill Advisors, L.P. and its affiliates are managed or otherwise controlled directly or indirectly by Glenn R. August, who is the Founder, Senior Partner and Chief Executive Officer of Oak Hill Advisors, L.P. The interests beneficially owned by the Oak Hill Advisors Entities may also be deemed to be beneficially owned by Mr. August, Oak Hill Advisors, L.P. and/or its affiliates. Mr. August, Oak Hill Advisors, L.P. and/or its affiliates disclaim beneficial ownership of shares of our Class A common stock beyond their respective pecuniary interest in the Oak Hill Advisors Entities for purposes of Section 16 under the Exchange Act.

(13) Business address is c/o Hellman & Friedman LLC, 415 Mission Street, Suite 5700, San Francisco, California 94105.

(14) Michael S. Klein is the sole stockholder of M. Klein Associates, Inc., which is the managing member of Sponsor. The shares beneficially owned by Sponsor may also be deemed to be beneficially owned by Mr. Klein. The business address for Mr.

Klein is c/o Churchill Sponsor III LLC, 640 Fifth Avenue, 12th Floor, New York, New York 10019. Excludes 2,622,711 shares of our Class A common stock owned by M Klein and Company, an entity in which Mr. Klein has a minority interest.

Hedging and Pledging Policies

Pursuant to the terms of the Company's Insider Trading Policy, our directors, officers and employees are prohibited from trading in options, warrants, puts and calls or similar instruments on the Company's securities or short-selling. No MultiPlan personnel may engage in any transactions (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of the Company's equity securities.

MultiPlan directors, officers and employees are prohibited from purchasing the Company's securities on margin, borrowing against any account in which the Company's securities are held, or pledging the Company's securities as collateral for a loan, without first obtaining pre-clearance. The General Counsel is under no obligation to approve any request for pre-clearance and may determine not to permit the arrangement for any reason. Approvals will be based on the particular facts and circumstances of the request, including, but not limited to, the percentage amount that the securities being pledged represent of the total number of our securities held by the person making the request and the financial capacity of the person making the request.

As part of the administration of our Insider Trading Policy, we have procedures in place that are reasonably designed to prevent any prohibited transactions from being initiated by our directors, officers and employees.

Securities Authorized for Issuance under MultiPlan Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in column) (2)
Equity Compensation Plans Approved by Security Holders	42,847	—	84,307,153
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	42,847	—	84,307,153

(1)    Includes shares issuable upon vesting of outstanding restricted stock units.
(2)    Securities available for future issuance include shares available under our 2020 Omnibus Incentive Plan. Refer to Note 15 Stock-Based Compensation of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, including employment, termination of employment and change in control arrangements, which are described where required under "Executive Compensation". We believe the terms of the transactions described below were comparable to terms we could have obtained in arm's-length dealings with unrelated third parties.

Churchill Related Party Transactions

In December 2019, the Sponsor purchased an aggregate of 17,250,000 shares of Churchill's Class B common stock for an aggregate purchase price of $25,000, or approximately $0.001 per share. On February 12, 2020, Churchill effected a stock dividend of one-third of a share for each outstanding share of Churchill's Class B common stock and on February 13, 2020, Churchill effected a stock dividend of approximately 0.1957 shares of Churchill's Class B common stock for each outstanding share of Churchill's Class B common stock, resulting in 27,500,000 shares of Churchill's Class B common stock. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of Churchill IPO. In connection with the Transactions, the Sponsor's 27,500,000 shares of Churchill's Class B common stock were converted into shares of our Class A common stock. In addition, the Sponsor agreed to transfer 375,000 shares of our Class A common stock to William Veghte, who was appointed to our Board upon the consummation of the Transactions.

The Sponsor purchased an aggregate of 23,000,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of Churchill IPO. As such, the Sponsor's interest in the Churchill IPO was valued at $23,000,000, based on the number of Private Placement Warrants purchased. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

Glenn R. August, Michael Eck, Bonnie Jonas and Karen G. Mills, each of whom was a director of Churchill, has an indirect economic interest in the founder shares and Private Placement Warrants purchased by the Sponsor as a result of his or her membership interest in the Sponsor. In addition, Jeremy Abson may be deemed to have an indirect economic interest in the founder shares and Private Placement Warrants purchased by the Sponsor as a result of TBG having membership interests in the Sponsor, and Mr. Abson's affiliation with such entity.

Churchill engaged KG to act as Churchill's financial advisor in connection with the Transactions and as a placement agent in connection with the PIPE Investment. Pursuant to this engagement, Churchill paid KG a transaction fee of $15,000,000 and a placement fee of $15,500,000. The engagement was terminated in full upon completion of the Mergers. Therefore, KG and Michael Klein had financial interests in the completion of the Mergers in addition to the financial interest of the Sponsor. The engagement of KG and the payment of the fees described above were approved by Churchill's audit committee and the Churchill Board in accordance with Churchill's related persons transaction policy. KG directed Churchill to pay a portion of such fees totaling $8 million to Project Isaiah, a philanthropic entity formed to provide meals in underserved communities in the United States impacted by the COVID-19 crisis of 2020. Michael Klein is the Chairman of Project Isaiah.

On July 12, 2020, Churchill issued a Sponsor Note in the principal amount of $1,500,000 to the Sponsor. The Sponsor Note bore no interest and was repayable in full upon the closing of Mergers. The Sponsor elected to convert the unpaid balance of the Sponsor Note into 1,500,000 Working Capital Warrants. The terms of such Working Capital Warrants are identical to the terms of the Private Placement Warrants held by the Sponsor. The proceeds of the Sponsor Note were used to fund expenses related to Churchill's normal operating expenses and other transactional related expenses.

PIPE Investment

Funds affiliated with certain members of the Churchill Board invested in the PIPE Investment, including the following:

•Garden State invested an aggregate of $85,000,000 in the Common PIPE Investment. Michael Klein manages and has an ownership interest in Garden State.

•TBG invested an aggregate of $45,000,000 in the Common PIPE Investment. Jeremy Abson is the president of TBG.

•Oak Hill Advisors Entities invested an aggregate of (i) $25,000,000, in the Common PIPE Investment and (ii) $500,000,000 in the Convertible PIPE Investment. Glenn R. August is the Founder, Senior Partner and Chief Executive Officer of Oak Hill Advisors, L.P.

The Common PIPE Investment was issued to Garden State, TBG and Oak Hill Advisors Entities on the same terms and conditions as all other Common PIPE Investors and the Convertible PIPE Investment was issued to Oak Hill Advisors Entities on the same terms and conditions as all other Convertible PIPE Investors.

Holdings Board Structure and Voting

The business and affairs of Holdings were managed by the Holdings Board. The governance documents of Holdings provided that, prior to an initial underwritten public offering of equity securities of Holdings or one of its subsidiaries that directly or indirectly holds substantially all of the operating assets of Holdings and its subsidiaries, among other things, certain investors would be entitled to nominate or appoint members of the Holdings Board and the boards of directors of certain subsidiaries of Holdings.

On July 12, 2020, Holdings entered into a Plan of Liquidation and Dissolution and Distribution Agreement, which, among other things, provides for (i) the wind up of business affairs of Holdings, (ii) on the day prior to the Closing Date, the distribution by Holdings of beneficial ownership of its MultiPlan Parent stock to Holdings' equityholders, and (iii) on the

Closing Date, the receipt and distribution by Holdings, as agent on behalf of Holdings' equityholders, of the Closing Merger Consideration to Holdings' equityholders. In connection with the consummation of the Transactions, this process was carried out and Holdings was dissolved.

The Transactions

On July 12, 2020, Churchill entered into the Merger Agreement with MultiPlan Parent, Holdings, First Merger Sub and Second Merger Sub, which among other things, provides for (i) First Merger Sub to be merged with and into MultiPlan Parent with MultiPlan Parent surviving the First Merger and (ii) MultiPlan Parent to be merged with and into Second Merger Sub, with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of Churchill.

On October 8, 2020, the Transactions were consummated and, in accordance with the terms of the Merger Agreement.

In connection with the consummation of the Transactions:

•$1,521,000,000 in cash was paid to Holdings on behalf of Holdings' equityholders as the Closing Cash Consideration;

•Churchill issued 415,700,000 shares of its Class A common stock as Closing Share Consideration;

•8,693,855 shares of Churchill's Class A common stock were redeemed for an aggregate of $87.2 million, or approximately $10.03 per share, paid from the Trust Account;

•Churchill issued and sold to the Common PIPE Investors, (x) 130,000,000 shares of Churchill's Class A common stock at a purchase price of $10.00 per share for aggregate proceeds of $1,300,000,000, (y) warrants to purchase 6,500,000 shares of Churchill's Class A common stock and (z) an additional 2,050,000 shares of Churchill's Class A common stock in lieu of an original issue discount;

•Churchill issued and sold to the Convertible PIPE Investors $1,300,000,000 in aggregate principal amount of Senior Convertible PIK Notes, with an original issue discount of $32,500,000, for aggregate proceeds of $1,267,500,000;

•the Senior PIK Notes were redeemed in full for a total redemption price of $1,237.6 million (which includes accrued interest through October 7, 2020);

•all of Churchill's 27,500,000 outstanding shares of Class B common stock were converted into shares of Churchill's Class A common stock on a one-for-one basis;

•Churchill paid KG a transaction fee of $15,000,000 and a placement fee of $15,500,000, all of which was paid in cash; and

•Sponsor elected to convert the full balance of the Sponsor Note, in the principal amount of $1,500,000, into 1,500,000 Working Capital Warrants.

Investor Rights Agreement

MultiPlan, the Sponsor, Holdings, H&F and certain other parties thereto have entered into the Investor Rights Agreement, pursuant to which such stockholders will be entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions. Certain parties to the Investor Rights Agreement, including the Sponsor and H&F, have agreed not to sell, transfer, pledge or otherwise dispose of shares of our Class A common stock and certain warrants they hold or receive for certain time periods specified therein.

Capital Market Advisory Fee

In connection with the Transactions, Credit Suisse Securities (USA) LLC was engaged by Churchill as a capital markets advisor. Pursuant to the engagement, Credit Suisse Securities (USA) LLC was paid $2 million upon the Closing. Mr. Klein is a director of Credit Suisse Group AG and Credit Suisse AG, which are affiliates of Credit Suisse Securities (USA) LLC.

Services Provided by P. Galant & Associates, LLC

In connection with the Transactions, P. Galant & Associates, LLC (“PG&A”) was engaged as an advisor by Churchill. Pursuant to the engagement, upon Closing of the Transactions, PG&A was paid an aggregate of $2.2 million. PG&A is an affiliate of Paul Galant, one of our executive officers.

Arrangements with Beneficial Owners of Holdings

In connection with the 2016 acquisition of the Company by H&F, certain other investors and certain members of management, the General Partner and Holdings entered into a unitholders agreement and a limited partnership agreement of Holdings, in each case with H&F, the GIC Investor, the LGP investors, each of C.V. Starr & Co., Partners Group (USA) Inc. and Cohen Private Ventures, LLC (collectively, the “Rollover Investors”), certain members of management, and certain other investors (the “Unitholders”). The unitholders agreement contains agreements with respect to, among other things, election of directors as referred to above, participation rights in equity and debt offerings, rights and restrictions relating to the issuance or transfer of units, including tag-along rights and drag-along rights, registration rights, information rights, indemnification rights, expense reimbursement and corporate governance provisions. The limited partnership agreement of Holdings sets forth, among other things, the class and type of units held by each Unitholder and the respective rights of each Unitholder to receive distributions of cash or other property of Holdings.

Upon the consummation of the Transactions, the unitholders agreement was terminated.

For the three years ended December 31, 2020, MultiPlan reimbursed expenses and paid consulting fees to affiliates of H&F in an aggregate amount of $0.1 million.

Transactions with Change Healthcare Inc.

MultiPlan is party to certain ordinary course commercial arrangements with Change Healthcare Inc., which was an affiliate of H&F. During the years ended December 31, 2018, 2019 and 2020, MultiPlan paid Change Healthcare Inc. $5.0 million, $3.8 million and $2.0 million, respectively, for services rendered. In addition, during the years ended December 31, 2018, 2019 and 2020, MultiPlan Parent recognized revenue from Change Healthcare Inc. of $2.4 million, $2.4 million and $2.0 million, respectively, for use of MultiPlan's healthcare cost management solutions.

Services Provided by Hub International Limited

During the three years ended December 31, 2020, MultiPlan has obtained insurance policies through Hub International Limited, which is an affiliate of H&F. As the insurance broker for such policies, Hub International Limited may have received commissions from the insurance carriers with which MultiPlan's insurance policies were placed in excess of $120,000.

Services Provided by Good Harbor Security Risk Management LLC

MultiPlan is party to certain ordinary course commercial arrangements with Good Harbor Security Risk Management LLC, which is an affiliate of Richard Clarke, who was a member of the Holdings Board and is currently a member of the Board. For the three years ended December 31, 2020, MultiPlan paid Good Harbor Security Risk Management LLC an aggregate amount of $0.1 million in consulting and other fees.

Other Related Party Transactions

In the ordinary course of business, MultiPlan has in the past and may in the future enter into commercial arrangements with other entities that are affiliated with members of the Board, H&F, the Rollover Investors, the GIC Investor the Sponsor, Green Equity Investors, Oak Hill Advisors Entities, Partners Group Entities and The PIF.

Related-Party Transaction Policy

We have adopted a formal written policy that applies to our executive officers, directors, holders of more than five percent of any class of our voting securities and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons. Such persons will not be permitted to enter into a related-party transaction with us without the prior consent of our audit committee, or other independent members of our Board in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related-party's interest in the transaction.
Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by PwC for services in respect of the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees (1)	3,565,083	730,000
Audit-Related Fees (2)	1,366,196	285,000
Tax Fees (3)	290,552	32,050
All Other Fees (4)	—	—
Total Fees	$5,221,831	$1,047,050

(1) Audit Fees include fees for professional services performed by PwC for the audit of the Company's annual financial statements as well as services that are normally provided in connection with statutory and regulatory filings or engagements such as consents and, in 2020, fees of $2.7 million related to the Transactions, including the transition from private to public company reporting.

(2) Audit-Related Fees include fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of the Company's financial statements, including work provided in connection with employee benefit plan audits, the preparation of SOC 1 reports (SOC is an abbreviation for Service Organization Controls) regarding our revenue systems and, in 2020, fees of $0.3 million for comfort letters related to the Refinancing and $0.8 million for the other SEC filings in connection with the Transactions.

(3) Tax Fees include fees for tax compliance, tax advice and tax planning. In 2020, tax fees included tax services, including studies, calculations and other research projects, provided by PwC with respect to the Transactions.

(4) All Other Fees include fees for other permissible work performed by PwC that do not meet the above category descriptions.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company's independent registered public accounting firm for fiscal year 2020.

Pre-Approval Policy and Procedures

The Audit Committee has adopted a pre-approval policy and procedures for all audit and non-audit services. Generally, the Audit Committee requires pre-approval of any services our independent registered public accounting firm provides to us or any of our subsidiaries. In accordance with the policy, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2020, taking into consideration whether non-audit services were compatible with maintaining PwC's independence.

Although the Audit Committee pre-approves certain permissible services, the pre-approval procedures also include a delegation of authority to the Audit Committee Chairperson to pre-approve services by our independent registered public accounting firm. Under this designation of authority, the Audit Committee Chair must report any pre-approval to the entire Committee at the next Committee meeting.

There were no services approved by the Audit Committee pursuant to the de minimis exception in paragraph (c)(7)(i) (C) of Rule 2-01 of Regulation S-X during the 2020 and 2019 fiscal years.
Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of MultiPlan Corporation	8-K	001-39228	3.1	October 9, 2020
3.2	Amended and Restated Bylaws of MultiPlan Corporation	8-K	001-39228	3.2	October 9, 2020
4.1	Specimen Class A common stock Certificate	8-K	001-39228	4.1	October 9, 2020
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated February 13, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.1	February 19, 2020
4.4	Specimen Warrant Certificate (included in Exhibit 4.5)
4.5	Warrant Agreement, dated October 8, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.5	October 9, 2020
4.6	Indenture, dated as of October 8, 2020, by and between Churchill Capital Corp III and Wilmington Trust, National Association	8-K	001-39228	4.6	October 9, 2020
4.7	Form of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (included in Exhibit 4.6)
4.8	Indenture, dated as of November 21, 2017, between Polaris Intermediate Corp. and Wilmington Trust, National Association	8-K	001-39228	4.8	October 9, 2020
4.9	Form of 8.500% / 9.250% Senior PIK Toggle Notes due 2022 (included in Exhibit 4.8)
4.10	Indenture, dated as of June 7, 2016 between MPH Acquisition Corp. 1 (as successor to Polaris Merger Sub Corp.) and Wilmington Trust, National Association	8-K	001-39228	4.10	October 9, 2020
4.11	Form of 7.125% Senior Notes due 2024 (included in Exhibit 4.10)
4.12	First Supplemental Indenture, dated as of June 7, 2016, to that certain Indenture, dated as of June 7, 2016, between MPH Acquisition Holdings LLC (as successor to MPH Acquisition Corp. 1) and Wilmington Trust, National Association	8-K	001-39228	4.12	October 9, 2020
4.13	Second Supplemental Indenture, dated as of November 18, 2016, to that certain Indenture, dated as of June 7, 2016, between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.13	October 9, 2020
4.14	Indenture, dated as of October 29, 2020, between MPH Acquisition Holdings LLC, the guarantors named therein and Wilmington Trust, National Association	8-K	001-39228	4.1	October 30, 2020
4.15	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.14)
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein	8-K	001-39228	10.1	July 13, 2020
10.2	Private Placement Warrants Purchase Agreement between Churchill Capital Corp III and Churchill Sponsor III LLC	S-1	333-236153	10.6	January 29, 2020
10.3	Common Subscription Agreement dated as of July 12, 2020, by and between Churchill Capital Corp III and The Public Investment Fund of The Kingdom of Saudi Arabia	8-K	001-39228	10.2	July 13, 2020
10.4	Form of Other Common Subscription Agreement	8-K	001-39228	10.3	July 13, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
10.5	Form of Convertible Subscription Agreement	8-K	001-39228	10.4	July 13, 2020
10.6	Promissory Note, dated as of July 12, 2020, by and between Churchill Capital Corp III and Churchill Sponsor III LLC	8-K	001-39228	10.6	July 13, 2020
10.7	Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.8	October 9, 2020
10.8	Incremental Agreement No. 1, dated as of June 12, 2017, in respect of that certain Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.9	October 9, 2020
10.9	Amendment Agreement No. 2, dated as of July 2, 2020, in respect of that certain Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.10	October 9, 2020
10.10	Incremental Revolving Credit Commitment Increase Agreement No. 1, dated as of October 29, 2020, among MPH Acquisition Corp 1, MPH Acquisition Holdings LLC, as the Borrower, Barclays Bank PLC, as Administrative Agent, the Incremental Revolving Credit Commitment Increase Lenders party thereto and the other parties party thereto	8-K	001-39228	10.1	October 30, 2020
10.11#	MultiPlan Corporation 2020 Omnibus Incentive Plan	S-8	333-251250	4.1	December 10, 2020
10.12#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan					X
10.13#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan					X
10.14#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan					X
10.15#	Form of Option Award under the 2020 Omnibus Incentive Plan					X
10.16#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Mark Tabak, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.13	October 9, 2020
10.17#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among David Redmond, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.14	October 9, 2020
10.18#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.15	October 9, 2020
10.19#	Offer Letter to Jeffrey Doctoroff, dated June 25, 2014	8-K	001-39228	10.16	October 9, 2020
10.20#	Form of Director and Officer Indemnification Agreement	8-K	001-39228	10.17	October 9, 2020
14.1	Code of Business Conduct and Ethics of MultiPlan Corporation, effective October 8, 2020	8-K	001-39228	14.1	October 9, 2020
21.1	List of Subsidiaries					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from MultiPlan Corporation's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2021.

MultiPlan Corporation

By:	/s/ Mark H. Tabak
Name: Mark H. Tabak
Title: Chief Executive Officer and Chairperson of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark H. Tabak	Chief Executive Officer (Principal Executive Officer) and Chairperson of the Board of Directors	March 16, 2021
Mark H. Tabak

/s/ David L. Redmond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2021
David L. Redmond

/s/ Gerald J. Kozel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2021
Gerald J. Kozel

/s/ Allen R. Thorpe	Lead Independent Director	March 16, 2021
Allen R. Thorpe

/s/ Glenn R. August	Director	March 16, 2021
Glenn R. August

/s/ Richard A. Clarke	Director	March 16, 2021
Richard A. Clarke

/s/ Anthony Colaluca, Jr.	Director	March 16, 2021
Anthony Colaluca, Jr.

/s/ Paul D. Emery	Director	March 16, 2021
Paul D. Emery

/s/ C. Martin Harris	Director	March 16, 2021
C. Martin Harris

/s/ Julie D. Klapstein	Director	March 16, 2021
Julie D. Klapstein

/s/ Michael S. Klein	Director	March 16, 2021
Michael S. Klein

/s/ P. Hunter Philbrick	Director	March 16, 2021
P. Hunter Philbrick

/s/ William L. Veghte	Director	March 16, 2021
William L. Veghte