Form 10-K/A
period 2020-12-31
MultiPlan Corp
filed 2021-03-24
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(MARK ONE)

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
115 Fifth Avenue
New York, NY 10003
(Address of principal executive offices)
(212) 780-2000
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Class A common stock, $0.0001 par value per share	MPLN	New York Stock Exchange

Warrants	MPLN.WS	New York Stock Exchange
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company
Emerging growth company
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on June 30, 2020, was approximately $1,186.9 million.
As of March 5, 2021, 668,923,984 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note
MultiPlan Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 16, 2021 (the “Original Filing Date”), solely to furnish Exhibit 4.16 to the Form 10-K in accordance with Item 601(b)(4) of Regulation S-K. Exhibit 4.16 provides a description of each class of securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934.
No other changes have been made to the Form 10-K. Except as indicated otherwise herein, this Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of MultiPlan Corporation	8-K	001-39228	3.1	October 9, 2020
3.2	Amended and Restated Bylaws of MultiPlan Corporation	8-K	001-39228	3.2	October 9, 2020
4.1	Specimen Class A common stock Certificate	8-K	001-39228	4.1	October 9, 2020
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated February 13, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.1	February 19, 2020
4.4	Specimen Warrant Certificate (included in Exhibit 4.5)
4.5	Warrant Agreement, dated October 8, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.5	October 9, 2020
4.6	Indenture, dated as of October 8, 2020, by and between Churchill Capital Corp III and Wilmington Trust, National Association	8-K	001-39228	4.6	October 9, 2020
4.7	Form of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (included in Exhibit 4.6)
4.8	Indenture, dated as of November 21, 2017, between Polaris Intermediate Corp. and Wilmington Trust, National Association	8-K	001-39228	4.8	October 9, 2020
4.9	Form of 8.500% / 9.250% Senior PIK Toggle Notes due 2022 (included in Exhibit 4.8)
4.10	Indenture, dated as of June 7, 2016 between MPH Acquisition Corp. 1 (as successor to Polaris Merger Sub Corp.) and Wilmington Trust, National Association	8-K	001-39228	4.10	October 9, 2020
4.11	Form of 7.125% Senior Notes due 2024 (included in Exhibit 4.10)
4.12	First Supplemental Indenture, dated as of June 7, 2016, to that certain Indenture, dated as of June 7, 2016, between MPH Acquisition Holdings LLC (as successor to MPH Acquisition Corp. 1) and Wilmington Trust, National Association	8-K	001-39228	4.12	October 9, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
4.13	Second Supplemental Indenture, dated as of November 18, 2016, to that certain Indenture, dated as of June 7, 2016, between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.13	October 9, 2020
4.14	Indenture, dated as of October 29, 2020, between MPH Acquisition Holdings LLC, the guarantors named therein and Wilmington Trust, National Association	8-K	001-39228	4.1	October 30, 2020
4.15	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.14)
4.16	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein	8-K	001-39228	10.1	July 13, 2020
10.2	Private Placement Warrants Purchase Agreement between Churchill Capital Corp III and Churchill Sponsor III LLC	S-1	333-236153	10.6	January 29, 2020
10.3	Common Subscription Agreement dated as of July 12, 2020, by and between Churchill Capital Corp III and The Public Investment Fund of The Kingdom of Saudi Arabia	8-K	001-39228	10.2	July 13, 2020
10.4	Form of Other Common Subscription Agreement	8-K	001-39228	10.3	July 13, 2020
10.5	Form of Convertible Subscription Agreement	8-K	001-39228	10.4	July 13, 2020
10.6	Promissory Note, dated as of July 12, 2020, by and between Churchill Capital Corp III and Churchill Sponsor III LLC	8-K	001-39228	10.6	July 13, 2020
10.7	Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.8	October 9, 2020
10.8	Incremental Agreement No. 1, dated as of June 12, 2017, in respect of that certain Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.9	October 9, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
10.9	Amendment Agreement No. 2, dated as of July 2, 2020, in respect of that certain Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.10	October 9, 2020
10.10	Incremental Revolving Credit Commitment Increase Agreement No. 1, dated as of October 29, 2020, among MPH Acquisition Corp 1, MPH Acquisition Holdings LLC, as the Borrower, Barclays Bank PLC, as Administrative Agent, the Incremental Revolving Credit Commitment Increase Lenders party thereto and the other parties party thereto	8-K	001-39228	10.1	October 30, 2020
10.11#	MultiPlan Corporation 2020 Omnibus Incentive Plan	S-8	333-251250	4.1	December 10, 2020
10.12#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.12	March 16, 2021
10.13#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.13	March 16, 2021
10.14#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.14	March 16, 2021
10.15#	Form of Option Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.15	March 16, 2021
10.16#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Mark Tabak, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.13	October 9, 2020
10.17#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among David Redmond, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.14	October 9, 2020
10.18#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.15	October 9, 2020
10.19#	Offer Letter to Jeffrey Doctoroff, dated June 25, 2014	8-K	001-39228	10.16	October 9, 2020
10.20#	Form of Director and Officer Indemnification Agreement	8-K	001-39228	10.17	October 9, 2020
14.1	Code of Business Conduct and Ethics of MultiPlan Corporation, effective October 8, 2020	8-K	001-39228	14.1	October 9, 2020
21.1	List of Subsidiaries	10-K	001-39228	21.1	March 16, 2021
23.1	Consent of PricewaterhouseCoopers LLP	10-K	001-39228	23.1	March 16, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewidth
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39228	32.1	March 16, 2021
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39228	32.2	March 16, 2021
101	The following financial information from MultiPlan Corporation's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.	10-K	001-39228	101	March 16, 2021
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	10-K	001-39228	104	March 16, 2021
+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#    Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2021.

MultiPlan Corporation

By:	/s/ David L. Redmond
Name: David L. Redmond
Title: Executive Vice President and Chief Financial Officer