Form 10-Q
period 2021-03-31
MultiPlan Corp
filed 2021-05-14
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2021

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of May 7, 2021, 667,963,133 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

GLOSSARY

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report”) or the context otherwise requires, references to:

“2020 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

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

"Employee RSUs" are to grants of restricted stock units awarded to certain employees under the 2020 Omnibus Incentive Plan;

"Employee NQSOs" are to grants of non-qualified stock options awarded to certain employees under the 2020 Omnibus Incentive Plan;

"EPS" are to Earnings and Loss Per Share;

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

"Holdings" are to Polaris Investment Holdings, L.P.;

"HST" are to HSTechnology Solutions, Inc.;

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

"LIBOR" are to London Interbank Offered Rate;

"Liquidity Event" are to any transaction or series or related transactions involving (i) the sale of all or substantially all of the assets of Holdings on a consolidated basis to a person, or group of persons, other than (A) the H&F Investors and their affiliates or (B) a distribution of an entity resulting from a reorganization, conversion, redomiciliation, distribution, exchange or other transaction undertaken in preparation for an initial public offering to the unitholders of Holdings as part of an IPO Conversion (as defined in the unitholders agreement) or following an initial public offering, (ii) a merger, reorganization, consolidation or other similar corporate transaction in which the outstanding voting securities of Holdings are exchanged for securities of the successor entity and the holders of the voting securities of Holdings immediately prior to such transaction do not own a majority of the outstanding voting securities of the successor entity immediately upon completion of such transaction or (iii) the direct or indirect sale (whether by sale, merger or otherwise) of all or a majority of the voting securities of Holdings to a person, or group of persons, other than the H&F Investors and their affiliates;

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

"Non-income taxes" includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses.

"Other expenses" represents miscellaneous expenses, gain or loss on disposal of assets, gain or loss on disposal of leases, tax penalties, management fees, and costs associated with the integration of acquired companies into MultiPlan.

"Payors" are our customers which include large national insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, third party administrators, bill review companies, Taft-Hartley plans and other entities that pay medical bills related to the commercial healthcare, government, workers' compensation and auto medical markets

"PSAV" are to percentage of savings;

"PEPM" are to per-employee-per-month;

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

"Transaction-related expenses" represents transaction costs, including those related to the Transactions and the acquisitions of HST and DHP.

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$135,032	$126,755
Trade accounts receivable, net	54,119	63,198
Prepaid expenses	20,264	17,708
Other current assets, net	2,298	1,193
Total current assets	211,713	208,854
Property and equipment, net	198,004	187,631
Operating lease right-of-use assets	30,741	31,339
Goodwill	4,365,981	4,257,336
Other intangibles, net	3,540,539	3,584,187
Other assets	8,273	14,231
Total assets	$8,355,251	$8,283,578
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,593	$15,261
Accrued interest	69,716	31,528
Accrued taxes	67,541	10,176
Operating lease obligation, short-term	7,060	6,439
Accrued compensation	27,988	21,843
Other accrued expenses	32,203	27,251
Total current liabilities	216,101	112,498
Long-term debt	4,879,343	4,578,488
Operating lease obligation, long-term	26,732	27,499
Private Placement Warrants and unvested founder shares	66,220	106,595
Deferred income taxes	789,721	900,633
Other liabilities	529	—
Total liabilities	5,978,646	5,725,713
Commitments and contingencies (Note 6)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 664,277,068 and 664,183,318 issued; 655,132,607 and 655,075,355 shares outstanding	66	66
Additional paid-in capital	2,297,504	2,530,410
Retained earnings	168,909	116,999
Treasury stock — 9,144,461 and 9,107,963 shares	(89,874)	(89,610)
Total shareholders’ equity	2,376,605	2,557,865
Total liabilities and shareholders’ equity	$8,355,251	$8,283,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$254,864	$252,022
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	39,730	44,685
General and administrative expenses	31,996	21,701
Depreciation	16,165	14,506
Amortization of intangible assets	84,708	83,513
Total expenses	172,599	164,405
Operating income	82,265	87,617
Interest expense	63,717	90,965
Interest income	(4)	(71)
Change in fair value of Private Placement Warrants and unvested founder shares	(40,375)	—
Net income (loss) before income taxes	58,927	(3,277)
Provision (benefit) for income taxes	13,050	(683)
Net income (loss)	$45,877	$(2,594)

Weighted average shares outstanding – Basic	655,113,523	415,700,000
Weighted average shares outstanding – Diluted	655,113,653	415,700,000

Net income (loss) per share – Basic	$0.07	$(0.01)
Net income (loss) per share – Diluted	$0.07	$(0.01)

Comprehensive income (loss)	$45,877	$(2,594)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance as of January 1, 2021	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Effect of ASU 2020-06 (Note 3)	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan	93,750	—	968	—	(36,498)	(264)	704
Net income	—	—	—	45,877	—	—	45,877
Balance as of March 31, 2021	664,277,068	$66	$2,297,504	$168,909	(9,144,461)	$(89,874)	$2,376,605

Balance as of January 1, 2020(1)	415,700,000	$42	$1,347,613	$637,563		$—	$1,985,218

Class B Unit expense	—	—	9,361	—	—	—	9,361
Net loss	—	—	—	(2,594)	—	—	(2,594)
Balance as of March 31, 2020(1)	415,700,000	$42	$1,356,974	$634,969	—	$—	$1,991,985
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$45,877	$(2,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,165	14,506
Amortization of intangible assets	84,708	83,513
Amortization of the right-of-use asset	1,779	2,263
Stock-based compensation	968	9,361
Deferred income taxes	(47,049)	31,026
Non-cash interest costs	2,884	5,736
Loss on disposal of property and equipment	630	40
Change in fair value of Private Placement Warrants and unvested founder shares	(40,375)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	11,960	(885)
Prepaid expenses and other assets	(3,555)	(3,503)
Prepaid taxes	—	(34,416)
Operating lease obligation	(150)	(2,368)
Accounts payable and accrued expenses and other	97,065	44,714
Net cash provided by operating activities	170,907	147,393
Investing activities:
Purchases of property and equipment	(18,113)	(17,336)
Proceeds from sale of investment	5,616	—
HST Acquisition, net of cash acquired	(28)	—
DHP Acquisition, net of cash acquired	(149,873)	—
Net cash used in investing activities	(162,398)	(17,336)
Financing activities:
Borrowings on revolving credit facility	—	98,000
Purchase of treasury stock	(264)	—
Borrowings (payments) on finance leases, net	32	(7)
Net cash (used in) provided by financing activities	(232)	97,993
Net increase in cash and cash equivalents	8,277	228,050
Cash and cash equivalents at beginning of period	126,755	21,825
Cash and cash equivalents at end of period	$135,032	$249,875
Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$5,056	$3,954
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$467
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(22,279)	$(32,278)
Income taxes, net of refunds	$(3,000)	$(3,310)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.General Information and Basis of Accounting
General Information
MultiPlan Corporation, formerly known as Churchill Capital Corp III (formerly known as Butler Acquisition Corp), was incorporated in Delaware on October 30, 2019 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
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
Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to Polaris and its subsidiaries prior to the consummation of the Transactions, and MultiPlan and its subsidiaries after the Transactions.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2020 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of March 31, 2021 and December 31, 2020, and its results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 have been included.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company's estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to revenue recognition, recoverability of long-lived assets, goodwill, valuation of Private Placement Warrants and unvested founder shares, valuation of stock-based compensation awards and income taxes.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
COVID-19
COVID-19 has negatively impacted our business, results of operations and financial condition during 2020 and the three months ended March 31, 2021. Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. Excluding the effect of the HST and DHP acquisitions, the Company has experienced a net decline in revenues of approximately 1.7% for the first three months of 2021 as compared to the same period in the prior year partly due to reduced volume and change in claims mix from customers as a result of restrictions on elective medical procedures and non-essential medical services. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the widespread availability and distribution of COVID-19 vaccines, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues
Network Services	$69,365	$73,582
PSAV	54,242	57,157
PEPM	13,515	14,280
Other	1,608	2,145
Analytic-Based Services	157,160	151,643
PSAV	153,078	151,191
PEPM	4,082	452
Payment and Revenue Integrity Services	28,339	26,797
PSAV	28,280	26,778
PEPM	59	19
Total Revenues	$254,864	$252,022
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the three months ended March 31, 2021.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
Stock-Based Compensation
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of Employee RS, Employee RSUs, Employee NQSOs (together "employee awards"), and Director RSUs.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as compensation expense for employee awards, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions. The compensation expense for Director RSUs is recognized in the same period(s) and in the same manner as if the Company had paid cash in exchange for the goods or services instead of a share-based award.
We determine the fair value of the Employee RS, Employee RSUs and Director RSUs with time based vesting using the value on our common stock on the date of the grant.
We determine the fair value of Employee NQSOs using a Black-Scholes option model while taking into consideration the price of the Company's Class A common stock and vesting conditions.
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) risk-free rate, (ii) volatility, and (iii) expected term. Changes in these assumptions can materially affect the estimate of the grant date fair value of the Employee NQSOs and ultimately compensation expenses. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the interpolated 5 and 7 year U.S. Treasury constant maturity yields.
See Note 7 Stock-Based Compensation below for further information.
New Accounting Pronouncements
We consider the applicability and impact of all ASUs and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our unaudited condensed consolidated financial statements.
New Accounting Pronouncements Recently Adopted
ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. On August 5, 2020, the FASB issued ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company adopted this new accounting standard on January 1, 2021 on a modified retrospective basis. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the standard resulted in a reclassification to long-term debt of $297.9 million, corresponding to the equity component of $233.9 million previously recorded in additional paid-in capital, the deferred taxes related to the equity component as of January 1, 2021 of $70.1 million, and a cumulative-effect adjustment to increase retained earnings as of January 1, 2021 by $6.0 million, which reflects the elimination of the discount amortization related to the equity component in prior periods, net of deferred taxes. See Note 3 Long-Term Debt below for additional information on the impact of this adoption.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848) and Reference Rate Reform (Topic 848): Scope. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has a term loan and a revolving credit loan for which the interest rates are indexed on the LIBOR. The guidance did not have an impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts and hedging relationships modified on or before December 31, 2022.
2.Business Combinations
DHP Acquisition
On February 26, 2021, the Company completed the acquisition of DHP, an analytics and technology company offering healthcare revenue and payment integrity services. The Company acquired 100 percent of the voting equity interest of DHP. The acquisition strengthens MultiPlan's service offering in the payment integrity market with new and complementary services to help its payor customers manage the overall cost of care and improve their competitiveness. It also adds revenue integrity services for plans that receive premiums from the Centers for Medicare and Medicaid Services.
The DHP acquisition was accounted for as a business combination using the acquisition method of accounting. As a result of the DHP acquisition and the application of purchase accounting, DHP's identifiable assets and liabilities were adjusted to their fair market values as of the acquisition date. The amount of DHP goodwill that is deductible for income tax purposes is $48.0 million.
The following table summarizes the consideration transferred to acquire DHP and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total consideration transferred in cash	$151,973

Cash and cash equivalents	2,100
Trade accounts receivable, net	2,993
Prepaid expenses	369
Other current assets, net	119
Property and equipment, net(1)	9,056
Other assets	276
Other intangibles, net(2)	41,060
Accounts payable	(458)
Other accrued expenses	(5,209)
Deferred income taxes	(6,215)
Long-Term Liabilities	(553)
Total identifiable net assets	43,538

Goodwill	$108,435
(1)Includes capitalized software of $8.9 million and other tangible assets of $0.2 million.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(2)Includes client relationships of $39.8 million and trade names of $1.2 million.
The preliminary purchase price allocation for the business combination is subject to adjustment as valuation analyses, primarily related to property and equipment and intangible assets, are finalized.
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through March 31, 2021, DHP's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.
In connection with the DHP acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $4.7 million for the three months ended March 31, 2021, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
3.Long-Term Debt
As of March 31, 2021, and December 31, 2020, long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Term Loan G	$2,341,000	$2,341,000
5.750% Notes	1,300,000	1,300,000
Senior Convertible PIK Notes	1,300,000	1,300,000
Finance lease obligations, non-current	143	92
Long-term debt	4,941,143	4,941,092
Discount – Term Loan G	(3,464)	(3,831)
Discount – Senior Convertible PIK Notes	(30,632)	(329,494)
Debt issuance costs, net:
Term Loan G	(8,585)	(9,666)
5.750% Notes	(19,119)	(19,613)
Long-term debt, net	$4,879,343	$4,578,488
Term Loan and Revolver
For all our debt agreements with an interest rate dependent on LIBOR, the Company is currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect the Company beyond 2023.
During the three months ended March 31, 2020, a correcting adjustment of $2.3 million was made to increase interest expense to account for acceleration of debt issuance cost due to principal prepayments made on the Term Loan G in the years 2017, 2018 and 2019.
Senior Convertible PIK Notes
Prior to the adoption of ASU 2020-06 on January 1, 2021, the nature of the notes required management to separate the Senior Convertible PIK Notes into liability and equity components. ASU 2020-06’s elimination of the beneficial conversion guidance resulted in "recombining" the equity and debt components of the Senior Convertible PIK Notes into a single liability. As a result, $297.9 million of the discount on the liability created by recognition of a component of the convertible debt in equity was eliminated. See Note 1 General Information and Basis of Accounting above for additional detail.
4.Private Placement Warrants and Unvested Founder Shares
The Company classifies the Private Placement Warrants and unvested founder shares as a liability on its unaudited condensed consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement that does not meet the scope of the fixed-for-fixed exception in Accounting Standards Codification 815.
The Private Placement Warrants and unvested founder shares were initially recorded at fair value on the date of consummation of the Transactions and are subsequently adjusted to fair value at each subsequent reporting date. The fair value

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
of the unvested founder shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants using a Black Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
As of March 31, 2021 and December 31, 2020, the fair value of the Private Placement Warrants were $29.3 million and $44.5 million, respectively, and the fair value of the unvested founder shares were $36.9 million and $62.1 million, respectively. From December 31, 2020 to March 31, 2021, and primarily as a result of the decrease in the price of the Company's Class A common stock over that period, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $15.2 million and $25.2 million, respectively and the corresponding gain is recognized within change in fair value of Private Placement Warrants and unvested founder shares in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
5.Fair Value Measurements
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2021 and December 31, 2020, the Company's carrying amount and fair value of long-term debt consisted of the following:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan G, net of discount	$2,337,536	$2,332,634	$2,337,169	$2,390,720
Notes due 2028, net of discount	1,300,000	1,238,256	1,300,000	1,300,000
Convertible Notes, net of discount(1)	1,269,368	1,243,371	970,506	970,506
Finance lease obligations	143	143	92	92
Total Liabilities	$4,907,047	$4,814,404	$4,607,767	$4,661,318
(1)See Note 1 General Information and Basis of Accounting and Note 3 Long-Term Debt for further detail.
Recurring fair value measurements
The Private Placement Warrants and unvested founder shares are measured at fair value on a recurring basis. The fair value of these instruments was determined based on significant inputs not observable in the market which would represent a level 3 measurement within the fair value hierarchy. The Company uses an option pricing simulation to estimate the fair value of these instruments.
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for fiscal years 2021 and 2020.
6.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of March 31, 2021 and December 31, 2020.
Claims and Litigation
The Company is a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, the Company does not believe they will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations, or cash flows.
On March 25, 2021 and April 9, 2021, we were named in two putative lawsuits relating to the Transactions that have since been consolidated under caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-MTZ (Del.Ch) (“Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein and Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs.
In addition, on February 24, 2021 and March 5, 2021, putative securities class action complaints captioned Srock v. MultiPlan Corporation et al., No. 1:21-cv-1640 (S.D.N.Y.) and Verger v. MultiPlan Corporation et al., No. 1:21-cv-01965 (S.D.N.Y.) were filed in the United States District Court for the Southern District of New York. The Srock lawsuit was voluntarily dismissed on March 15, 2021. The Verger lawsuit was voluntarily dismissed on March 24, 2021. On April 6, 2021, a putative securities class action complaint captioned Samuel Paradis v. MultiPlan Corporation et. al., No. 1:21-cv. 1853 (E.D. N.Y.) was filed in the United States District Court for the Eastern District of New York. The Paradis lawsuit is brought against

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
the Company; our Chief Executive Officer, Mr. Mark Tabak; and our Chief Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Paul Galant, our President, New Markets, and Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning the Transactions and in our public disclosures. The proposed class period is July 12, 2020, through November 10, 2020, inclusive.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) during the period of the change and appropriately reflected in other accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.
7.Stock-Based Compensation
On October 8, 2020, the Company’s stockholders approved the 2020 Omnibus Incentive Plan, which previously had been approved by the Company’s board of directors subject to stockholder approval. The Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees and directors for up to 85,850,000 shares of Class A common stock.
During the three months ended March 31, 2021, activity under the 2020 Omnibus Incentive Plan is summarized in the table below:

	Employee RS	Director RSUs	Employee RSUs	Employee NQSOs
Nonvested as of December 31, 2020	1,468,750	42,847	—	—
Awarded	—	5,214	1,637,376	1,247,851
Vested	(93,750)	—	—	—
Nonvested as of March 31, 2021	1,375,000	48,061	1,637,376	1,247,851
Compensation cost charged to expense related to share-based compensation arrangements was $1.0 million and $9.4 million for the three months ended March 31, 2021 and 2020, respectively.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8.Basic and Diluted Earnings and Loss Per Share
Basic and diluted earnings and loss per share was calculated as follows:

	Three Months Ended March 31,
($ in thousands, except number of shares and per share data)	2021	2020
Numerator for earnings per share calculation
Net Income	$45,877	$(2,594)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	655,113,523	415,700,000
Effect of stock-based compensation	130	—
Weighted average number of shares outstanding – diluted	655,113,653	415,700,000
Income per share – basic and diluted:
Net income per share – basic	$0.07	$(0.01)
Net income per share – diluted	$0.07	$(0.01)
Earnings per share calculations for all periods prior to the Transactions have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse recapitalization. Subsequent to the Transactions, earnings per share will be calculated based on the weighted average number of shares of common stock then outstanding.
As of the three months ended March 31, 2021, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, (iii) 12,404,080 unvested founder shares, and (iv) 4,303,074 unvested 2020 Omnibus Incentive Plan awards. The remaining 5,214 unvested 2020 Omnibus Incentive Plan awards were found to have a dilutive effect of 130 shares using the treasury stock method.
There were no warrants, options, unvested founder shares, or 2020 Omnibus Incentive Plan awards for the three months ended March 31, 2020.
9.Related Party Transactions
The accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) include expenses and revenues to and from related parties for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues	$567	$560
Total revenues from related parties	$567	$560
Cost of services	$(690)	$(583)
General and administrative	$(265)	$(50)
Total expense from related parties	$(955)	$(633)
The accompanying unaudited condensed consolidated balance sheets include accruals from related parties as of March 31, 2021 and December 31, 2020 as follows:

(in thousands)	March 31, 2021	December 31, 2020
Current liabilities:
Accounts payable	$2,800	$2,725
Total liabilities from related parties	$2,800	$2,725
In 2021 and 2020, the related party transactions included the following:
•The Company purchased PPO network services from a company controlled by Hellman & Friedman LLC to supplement our provider network. We also recognize revenues from that same company for the use of our provider network and other claims processing services.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto contained elsewhere in this Quarterly Report and together with the information included in the Company’s 2020 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties; the results described below are not necessarily indicative of the results to be expected in any future periods.
Cautionary Note Regarding Forward-looking Statements
All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a variety of risks and uncertainties, including those discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report or as described in our 2020 Annual Report. We undertake no obligation to update or revise any forward-looking statement.

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
Our customers almost entirely are payors. We offer these payors a single electronic gateway to a comprehensive set of services in each of the three categories (Analytics-Based Services, Network-Based Services, and Payment and Revenue Integrity Services), which are used in combination or individually to reduce the medical cost burden on healthcare payors and patients while fostering efficient payments to the providers. These offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation’s largest commercial payors. For the three months ended March 31, 2021 and year ended December 31, 2020 our expansive network included access to over 1.2 million healthcare providers. Our comprehensive services identified approximately $4.9 billion and $18.8 billion in potential medical cost savings in the three months ended March 31, 2021 and year ended December 31, 2020, respectively.
Uncertainty Relating to the COVID-19 Pandemic
As discussed above in Note 1 General Information and Basis of Accounting of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, COVID-19 has negatively impacted our business, results of operations and financial condition during 2020 and the three months ended March 31, 2021.

We have temporarily closed all of our offices and restricted travel due to concern for our employees' health and safety and also in compliance with state orders. Most of our approximately 2,300 employees are working remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.
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
In connection with the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020 and included certain changes to corporate income taxes. Specifically, the CARES Act provided numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees. We assessed these impacts and noted the largest impact is due to the tax law change related to the interest disallowance rules retroactive to 2019. The other aspects of the CARES Act did not have a material effect on us.
Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended March 31,
(in billions)	2021	2020
Medical charges processed(1)(3)	$28.9	$25.9
Potential medical cost savings(2)(3)	$4.9	$4.9
_____________________________
(1)Medical charges processed represent the aggregate dollar amount of claims processed by our cost management solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our cost management solutions. Medical charges processed excludes medical charges processed by HST and DHP.
(2)Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims. Potential medical cost savings excludes potential medical cost savings identified by HST and DHP.
(3)Changes to previously reported medical charges processed and potential medical cost savings are due to client claim resubmissions or cancellation of claims. Examples of these changes include, but are not limited to, adjudication changes, billing changes, and elimination of claims that were later determined to be invalid.
Our medical charges processed and potential medical cost savings figures may not be directly comparable from period to period due to the completion and integration of acquisitions made in a particular period.

Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, (ii) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors compensate us through either a PSAV achieved or a PEPM rate.
Costs of Services (exclusive of depreciation and amortization of intangible assets)
Costs of services (exclusive of depreciation and amortization of intangible assets) consist of all costs specifically associated with claims processing activities for customers, sales and marketing, and the development and maintenance of our networks, analytics-based services, and payment and revenue integrity services. Two of the largest components in costs of services are personnel expenses and access and bill review fees. Access and bill review fees include fees for accessing non-owned third-party provider networks, expenses associated with vendor fees for database access and systems technology used to reprice claims, and outsourced services. Third-party network expenses are fees paid to non-owned provider networks used to supplement our owned network assets to provide more network claim savings to our customers.
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
Amortization of intangible assets
Amortization of intangible assets includes amortization of the value of our customer relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by H&F, as well as recent acquisitions by the Company. The acquisitions of HST and DHP contributed to an increase in intangibles recorded on the balance sheet of $32.2 million and $41.1 million, respectively, for customer relationships, trade names, and technology.
Interest expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt, amortization of debt issuance costs, discounts on the Term Loan G and discounts on Senior PIK Notes.
Interest income
Interest income consists primarily of bank interest.
Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. The change in fair value of $40.4 million was primarily due to the change in the stock price of the Company's Class A common stock over the reporting period.
Income tax expense (benefit)
Income tax expense (benefit) consists of federal, state, and local income taxes. Our income tax provision (benefit) and effective tax rate could be affected by future changes in tax law and changes to business activity in the jurisdictions in which we operate which could have an adverse effect on our business, results of operations and cash flows.

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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expense, change in fair value of Private Placement Warrants and unvested founder shares, transaction related expenses, loss (gain) on the debt extinguishment, loss on investments and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income (loss) adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, loss on investments, loss (gain) on debt extinguishment, other expense, change in fair value of Private Placement Warrants and unvested founder shares and tax effect of adjustments to arrive at Adjusted net income divided by our weighted average number of shares outstanding.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income (loss)	$45,877	$(2,594)
Adjustments:
Interest expense	63,717	90,965
Interest income	(4)	(71)
Income tax provision (benefit)	13,050	(683)
Depreciation	16,165	14,506
Amortization of intangible assets	84,708	83,513
Non-income taxes	513	439
EBITDA	$224,026	$186,075
Adjustments:
Other expenses	1,217	148
Change in fair value of Private Placement Warrants and unvested founder shares	(40,375)	—
Transaction-related expenses	5,225	360
Stock-based compensation	968	9,361
Adjusted EBITDA	$191,061	$195,944
Material differences between MultiPlan Corporation and MPH for the three months ended March 31, 2021 include differences in interest expense, change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation. Interest expense for MultiPlan Corporation is $20.4 million higher than interest expense for MPH due to interest expense incurred by MultiPlan Corporation on $1,300.0 million Senior Convertible PIK Notes (issued on October 8, 2020), net of debt issue costs. For the three months ended March 31, 2021, the change in fair value of Private Placement Warrants and unvested founder shares represents a $40.4 million difference between MultiPlan Corporation and MPH. In the three months ended March 31, 2021, stock-based compensation for MultiPlan Corporation represents a difference of $1.0 million between MultiPlan Corporation and MPH.
The following table presents a reconciliation of net income (loss) to Adjusted EPS for the periods presented:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2021	2020

Net income (loss)	$45,877	$(2,594)
Adjustments:
Amortization of intangible assets	84,708	83,513
Stock-based compensation	968	9,361
Transaction-related expenses	5,225	360
Other expenses	1,217	148
Change in fair value of Private Placement Warrants and unvested founder shares	(40,375)	—
Estimated tax effect of adjustments	(22,864)	(20,162)
Adjusted net income	$74,756	$70,626

Weighted average shares outstanding - Basic	655,113,523	415,700,000

Net income (loss) per share – Basic	$0.07	$(0.01)
Adjusted earnings per share	$0.11	$0.17

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
The Transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Churchill was treated as the "acquired" company for financial reporting purposes with MultiPlan Parent determined to be the accounting acquiror. This determination was primarily based on the existing MultiPlan Parent stockholders being the majority stockholders and holding majority voting power in the combined company, MultiPlan Parent's senior management comprising the majority of senior management of the combined company, and the ongoing operations of MultiPlan Parent comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Transactions were treated as the equivalent of MultiPlan Parent issuing shares for the net assets of Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized at fair value (which were consistent with carrying value), with no goodwill or other intangible assets recorded. See Note 1 General Information and Basis of Accounting of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further information on the Transactions.
As a consequence of the Transactions, we became the successor to a SEC-registered and NYSE-listed company.
HST Acquisition
On November 9, 2020, the Company acquired HST, a healthcare technology company that enables value-driven health benefit plan designs featuring reference-based pricing and tools to engage health plan members and providers in making the best use of available benefits both before and after care delivery. The Company acquired 100 percent of the voting equity interests of HST.
The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through March 31, 2021, HST's impact on revenues and net earnings was not material.
DHP Acquisition
On February 26, 2021, the Company completed the acquisition of DHP, an analytics and technology company offering healthcare payment and revenue integrity services. The Company acquired 100 percent of the voting equity interest of DHP. The acquisition strengthens MultiPlan's service offering in the payment integrity market with new and complementary services to help its payor customers manage the overall cost of care and improve their competitiveness. It also adds revenue integrity services for plans that receive premiums from the Centers for Medicare and Medicaid Services.
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through March 31, 2021, DHP's impact on revenues and net earnings was not material. In connection with the DHP acquisition, the Company incurred transaction costs of $0.6 million for the year ended December 31, 2020 and $4.7 million for the three months ended March 31, 2021. The transaction costs have been expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
Debt Refinancings, Repayments and Repricing
We made a principal prepayment of the Term Loan G in the amount of $369.0 million on October 29, 2020. This prepayment reduces interest expense for Term Loan G for this and future time periods.
In connection with the issuance of our debt instruments, the Company incurred specific expenses related to raising the debt, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs, premiums and discounts are included in interest expense in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
In the years ended December 31, 2019, 2018, and 2017, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments of Term Loan G made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the three months ended March 31, 2020.
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
Stock-Based Compensation
Prior to the consummation of the Transactions, we were a wholly owned subsidiary of Holdings and our stock-based compensation was granted to employees in the form of Units via a Class B Unit Award Agreement. The fair value of the Units was remeasured at each reporting period. The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result the incentive plan was liquidated. For the three months ended March 31, 2020, the Company recorded stock-based compensation expense under the Class B Unit Award Agreement of $9.4 million in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
After the consummation of the Transactions, the Company operates under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS, Employee RSUs, Employee NQSOs and Director RSUs. Stock-based compensation is measured at the grant date based on the fair value of the award.
During the three months ended March 31, 2021, the Company has granted 1.2 million Employee NQSOs, 1.6 million Employee RSUs and 5.2 thousand Director RSUs under the 2020 Omnibus Incentive Plan. For the three months ended March 31, 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $1.0 million in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table provides the results of operations for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Revenues
Network Services	$69,365	$73,582	$(4,217)	(5.7)%
Analytics-Based Services	157,160	151,643	5,517	3.6%
Payment and Revenue Integrity Services	28,339	26,797	1,542	5.8%
Total Revenues	$254,864	$252,022	$2,842	1.1%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses excluding stock-based compensation	32,632	31,604	1,028	3.3%
Stock-based compensation	10	5,452	(5,442)	(99.8)%
Personnel expenses including stock-based compensation	32,642	37,056	(4,414)	(11.9)%
Access and bill review fees	3,715	3,638	77	2.1%
Other cost of services expenses	3,373	3,991	(618)	(15.5)%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	39,730	44,685	(4,955)	(11.1)%
General and administrative expenses excluding stock-based compensation and transaction costs	25,813	17,432	8,381	48.1%
Stock-based compensation	958	3,909	(2,951)	(75.5)%
Transaction costs	5,225	360	4,865	NM
Total general and administrative expenses	31,996	21,701	10,295	47.4%
Depreciation expense	16,165	14,506	1,659	11.4%
Amortization of intangible assets	84,708	83,513	1,195	1.4%
Operating income	82,265	87,617	(5,352)	(6.1)%
Interest expense	63,717	90,965	(27,248)	(30.0)%
Interest income	(4)	(71)	67	94.4%
Change in fair value of Private Placement Warrants and unvested founder shares	(40,375)	—	(40,375)	NM
Net income (loss) before income taxes	58,927	(3,277)	62,204	NM
Provision (benefit) for income taxes	13,050	(683)	13,733	NM
Net income (loss)	$45,877	$(2,594)	$48,471	NM
_____________________
NM = Not meaningful
Revenues
Revenues for the three months ended March 31, 2021 were $254.9 million as compared to revenues of $252.0 million for the three months ended March 31, 2020, representing an increase of $2.8 million, or 1.1%. This increase in revenues was primarily due to acquired revenues related to the acquisitions of DHP and HST of $7.2 million. By service, the increase is attributed to increases in Analytics-Based Services revenues of $5.5 million and increases in Payment and Revenue Integrity Services revenues of $1.5 million, offset by decreases in Network Services revenues of $4.2 million, as discussed below.
For the three months ended March 31, 2021, Network Services revenues were $69.4 million as compared to $73.6 million for the three months ended March 31, 2020, representing a decrease of $4.2 million, or 5.7%. This decrease was primarily due declines in claims volumes from some customers as claims were moved from using our Network Services solutions to our Analytics-Based Services solutions and partially due to declines caused by changes in the mix of claims due to COVID-19 related reductions in medical services.

For the three months ended March 31, 2021, revenues from our Analytics-Based Services, including Financial Negotiation and Reference-Based Pricing revenues, were $157.2 million as compared to $151.6 million for the three months ended March 31, 2020, representing an increase of $5.5 million, or 3.6%. Increases in the Analytics-Based Services revenues were primarily related to the acquisition of HST and due to some customers that moved their claims from using our Network Services product to our Analytics-Based Services products, offset by declines caused by changes in the mix of claims due to COVID-19 related reductions in medical services.
For the three months ended March 31, 2021, revenues from our Payment and Revenue Integrity Services were $28.3 million as compared to $26.8 million for the three months ended March 31, 2020, representing an increase of $1.5 million, or 5.8%. This increase was primarily related to the acquisition of DHP, offset by declines caused by changes in the mix of claims due to COVID-19 reductions in medical services.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Cost of services (exclusive of depreciation and amortization of intangible assets)	$39,730	$44,685	$(4,955)	(11.1)%
Less: stock-based compensation	10	5,452	(5,442)	(99.8)%
Costs of services excluding stock-based compensation	$39,720	$39,233	$487	1.2%
Costs of services for the three months ended March 31, 2021 were $39.7 million as compared to $44.7 million for the three months ended March 31, 2020, representing a decrease of $5.0 million, or 11.1%. This decrease was primarily due to decreases in personnel expenses of $4.4 million primarily related to stock-based compensation as explained below and decreases in other expenses of $0.6 million.
Personnel expenses, including contract labor, were $32.6 million for the three months ended March 31, 2021, as compared to $37.1 million for the three months ended March 31, 2020, representing a decrease of $4.4 million, or 11.9%. This decrease was primarily due to decreases in stock-based compensation of $5.4 million, offset by increases in other compensation related expenses, including salaries, bonus, and fringe benefits of $1.0 million.
General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
General and administrative expenses	$31,996	$21,701	$10,295	47.4%
Less: stock-based compensation	958	3,909	(2,951)	(75.5)%
Less: transaction costs	5,225	360	4,865	NM
General and administrative expenses excluding stock-based compensation and transaction costs	$25,813	$17,432	$8,381	48.1%

_____________________
NM = Not meaningful
General and administrative expenses for the three months ended March 31, 2021 were $32.0 million as compared to $21.7 million for the three months ended March 31, 2020, representing an increase of $10.3 million, or 47.4%. This increase was primarily due to increases in transactions costs of $4.9 million, increases in insurance of $1.7 million primarily due to higher D&O insurance as a result of being a public company, increases in professional fees of $1.7 million including higher legal, audit, and consulting fees, and increases in personnel expenses of $0.5 million. The increases in transactions costs of $4.9 million were primarily due to costs associated with the acquisition of DHP on February 26, 2021. See Note 2 Business Combinations of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.
Depreciation Expense
Depreciation expense was $16.2 million for the three months ended March 31, 2021, as compared to $14.5 million for the three months ended March 31, 2020, representing an increase of $1.7 million, or 11.4%. This increase was due to $18.1 million and $70.8 million purchases of property and equipment, including internally generated capitalized software in the three months ended March 31, 2021 and year ended December 31, 2020, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
Amortization of intangible assets was $84.7 million for the three months ended March 31, 2021 as compared to $83.5 million for the three months ended March 31, 2020. This increase of $1.2 million primarily relates to the acquisitions of HST and DHP. This expense represents the amortization of intangible assets, as explained above and in the notes to the unaudited condensed consolidated financial statements.
Interest Expense
Interest expense was $63.7 million for the three months ended March 31, 2021, as compared to $91.0 million for the three months ended March 31, 2020, representing a decrease of $27.2 million, or 30.0%. The decrease in interest expense for this time period was due to a $369.0 million lower principal balance on Term Loan G in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. In addition, on October 8, 2020 we redeemed our Senior PIK Notes (8.500% interest rate) and issued Convertible PIK Notes (6.000% interest rate) and on October 29, 2020 we redeemed the 7.125% Notes and issued 5.750% Notes, as explained below, resulting in overall lower annual cash interest of approximately $70 million.
In the years ended December 31, 2017, 2018 and 2019, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the three months ended March 31, 2020.
As of March 31, 2021, our long-term debt was $4,879.3 million and included (i) $2,341.0 million Term Loan G, discount on Term Loan G of $3.5 million, (ii) $1,300.0 million of 5.750% Senior Notes, (iii) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $30.6 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $27.7 million. As of March 31, 2021, our total debt had an annualized weighted average cash interest rate of 4.9%.
As of March 31, 2020, our long-term debt was $5,402.8 million and included (i) $2,710.0 million Term Loan G, discount on Term Loan G of $5.8 million, (ii) $1,560.0 million of 7.125% Notes, premium on 7.125% Notes of $9.8 million, (iii) $1,178.7 million of Senior PIK Notes, discount on Senior PIK Notes of $6.9 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $43.1 million. As of March 31, 2020, our total debt had a weighted average interest rate of 6.0%.
Change in fair value of Private Placement Warrants and unvested founder shares
For the three months ended March 31, 2021, the change in fair value of Private Placement Warrants and unvested founder shares was $40.4 million. The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. From December 31, 2020 to March 31, 2021, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $15.2 million and $25.2 million, respectively. The decrease was primarily due to the decline in the stock price of the Company's Class A common stock over that period.
Provision (Benefit) for Income Taxes
Net income before income taxes for the three months ended March 31, 2021 of $58.9 million generated a provision for income taxes of $13.1 million. Net loss before income taxes for the three months ended March 31, 2020 of $3.3 million generated a benefit for income taxes of $0.7 million. Our effective tax rate for the period ended March 31, 2021 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of our acquisitions and changes in the Company's deferred state tax rate due to operations, and state tax expense. Our effective tax rate for the period ended March 31, 2020 differed from the statutory rate primarily due to state taxes and stock based compensation expense.
Net Income (Loss)
Net income for the three months ended March 31, 2021 was $45.9 million as compared to net loss of $2.6 million for the three months ended March 31, 2020. The increase in net income of $48.5 million was primarily due to an increase in revenues of $2.8 million, decreases in costs of services of $5.0 million (of which $5.4 million was due to a decrease in stock-based compensation), decreases in interest expense of $27.2 million, reduction in fair value of Private Placement Warrants and unvested founder shares of $40.4 million, offset by increases in general and administrative expenses of $10.3 million (of which $4.9 million was due to increases in transaction costs), increases in depreciation expense of $1.7 million, increases in amortization of intangible assets of $1.2 million, increases in the provision for income taxes of $13.7 million and decreases in interest income of $0.1 million as explained in the sections above.
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $135.0 million and $450.0 million of loan availability under the revolving credit facility. In connection with the Refinancing, the commitments under the Revolver G were increased from $100.0 million to $450.0 million and $369.0 million of indebtedness under the Term Loan G was repaid. We have three letters of credit totaling $1.8 million as of March 31, 2021. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits. Effective starting in fourth quarter 2020, these letters of credit are no longer utilized against the revolver.
As of March 31, 2020, we had cash and cash equivalents of $249.9 million, three letters of credit totaling $1.8 million of utilization against the Revolver G and $98.2 million loan availability under Revolver G. In March 2020, $98.0 million of borrowings were drawn on our Revolver G. This borrowing was a precautionary measure taken due to the uncertainty of the COVID-19 pandemic. As there were no liquidity issues related to COVID-19, the Revolver G and associated interest were repaid on June 25, 2020.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our Revolver G. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for at least the next twelve months. We may from time to time at our sole discretion, purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$170,907	$147,393
Investing activities	$(162,398)	$(17,336)
Financing activities	$(232)	$97,993

Cash Flows from Operating Activities
Cash flows from operating activities provided $170.9 million for the three months ended March 31, 2021 and $147.4 million for the three months ended March 31, 2020. This $23.5 million, or 15.9%, increase in cash flows from operating activities was primarily the result of increases in net income of $48.5 million after adjusting for decreases in non-cash items of $126.7 million and decreases in net working capital of $101.8 million.
The $126.7 million decrease in non-cash items was primarily due to decreases in deferred income taxes of $78.1 million, decreases in stock-based compensation of $8.4 million, decreases in non-cash interest costs of $2.9 million including decreases in debt issue costs, the change in fair value of Private Placement Warrants and unvested founder shares of $40.4 million, decreases in amortization of right of use asset of $0.5 million, offset by increases in depreciation of $1.7 million, increases in amortization of intangible assets of $1.2 million, and increases in loss on disposal of property and equipment of $0.6 million.

The increase in net income of $48.5 million was primarily due to an increase in revenues, decreases in costs of services, decreases in interest expense, increases in change in fair value of Private Placement Warrants and unvested founder shares, offset by increases in general and administrative expenses, increases in depreciation expense, increases in amortization of intangible assets, increases in the provision for income taxes and decreases in interest income as explained in the sections above.
During the three months ended March 31, 2021, $105.3 million was provided by changes in net working capital including decreases in net accounts receivable of $12.0 million primarily due to timing of collections and increases in accounts payable and accrued expenses and other of $97.1 million primarily due to increases in accrued interest of $38.2 million and accrued taxes of $57.4 million, offset by increases in prepaid expenses and other assets of $3.6 million and decreases in operating lease obligations of $0.2 million.
During the three months ended March 31, 2020, $3.5 million was provided by changes in net working capital including increases in accounts payable and accrued expenses and other of $44.7 million primarily due to increases in accrued interest of $52.9 million, offset by increases in prepaid taxes of $34.4 million as a result of a retrospective tax adjustment in 2019 resulting in overpaid taxes, increases in prepaid expenses and other assets of $3.5 million, decreases in operating lease obligations of $2.4 million, and increases in net accounts receivable of $0.9 million.
Cash Flow from Investing Activities
For the three months ended March 31, 2021, net cash of $162.4 million was used in investing activities including $149.9 million for the acquisition of DHP and $18.1 million for purchases of property and equipment and capitalization of software development offset by proceeds from the sale of an investment of $5.6 million. For the three months ended March 31, 2020, net cash of $17.3 million was used in investing activities for purchases of property and equipment and capitalization of software development. The increase in purchases of property and equipment and capitalization of software development of $0.8 million was primarily due to increased capitalization of software development on capital projects primarily to enhance our information technology infrastructure and platforms to increase efficiencies, data security, and service line capabilities.
Cash Flow from Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2021 were $0.2 million primarily consisting of purchases of treasury stock of $0.3 million.
Cash flows provided in financing activities for the three months ended March 31, 2020 were $98.0 million primarily consisting of $98.0 million of borrowings on Revolver G.
Term Loans and Revolvers
Interest on Term Loan G and Revolver G is calculated, at our option, as (a) LIBOR (or, with respect to the senior secured term loan facility only 1.00%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate plus 0.50%, (3) LIBOR for an interest period of one month plus 1.00% and (4) 2.00% for Term Loan G and 0.00% for Revolver G, in each case plus an applicable margin of 2.00%. The interest rate in effect for Term Loan G was 3.75% and 4.20% as of March 31, 2021 and 2020, respectively.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of Revolver G. The annual commitment fee rate was 0.25% at March 31, 2021 and 2020. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
Senior Notes
On October 29, 2020, the 7.125% Notes were redeemed in full for a total redemption price of $1,661.3 million, which included a redemption premium and accrued interest. The interest rate on the 7.125% Notes was fixed at 7.125% and was payable semi-annually on June 1 and December 1 of each year.
On October 29, 2020 the Company issued 5.750% Notes of $1,300.0 million. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750%, and is payable semi-annually on May 1 and November 1 of each year.

On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million, which included a redemption premium and accrued interest. The interest rate on the Senior PIK Notes was fixed at 8.5% and was payable semi-annually on June 1 and December 1 of each year.
On October 8, 2020, the Company issued and sold $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027. Prior to the adoption of ASU 2020-06 on January 1, 2021, the nature of the notes required management to separate the Senior Convertible PIK Notes into liability and equity components. ASU 2020-06’s elimination of the beneficial conversion guidance resulted in "recombining" the equity and debt components of the Senior Convertible PIK Notes into a single liability. As a result, $297.9 million of the discount on the liability created by recognition of a component of the convertible debt in equity was eliminated. See Note 1 General Information and Basis of Accounting and Note 3 Long-Term Debt of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further detail.
The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments. The interest rate on the Senior Convertible PIK Notes is fixed at 6% in cash and 7% in kind, and is payable semi-annually on April 15 and October 15 of each year.
Debt Covenants and Events of Default
We are subject to certain affirmative and negative debt covenants under the debt agreements governing the Term Loan G, the Revolver G and the 5.750% Notes that limit our and our subsidiaries' ability to engage in specific types of transactions. These covenants limit our and our subsidiaries' ability to, among other things:
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
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the Revolver G, letters of credit issued under the Revolver G (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the Revolver G at such time, the Revolver G will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 3.15 times, 3.37 times, and 3.14 times as of March 31, 2021, March 31, 2020, and December 31, 2020, respectively. As of March 31, 2021, March 31, 2020, and December 31, 2020 we were in compliance with all of the debt covenants.
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

Critical Accounting Policies
In preparing our Unaudited Condensed Consolidated Financial Statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and consider known and projected trends. On an ongoing basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates, and this difference would be reported in our current operations.
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2020 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2020 Annual Report. As of March 31, 2021, our critical accounting policies and estimates have not changed from those described in our 2020 Annual Report, except for the policies related to convertible notes, which changed as a result of the adoption of a new accounting pronouncement, and stock-based compensation, which changed as a result of the grant of stock options.
Customer Concentration
Two customers individually accounted for 35% and 20% for the year ended December 31, 2020. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
Recent Accounting Pronouncements
See Note 1 General Information and Basis of Accounting of the Notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.
Quantitative and Qualitative Disclosure About Market Risk
See Item 3. Quantitative and Qualitative Disclosure about Market Risk below.
Internal Controls Over Financial Reporting
For further information on the Company’s internal controls over financial reporting see Item 4. Controls and Procedures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2020 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of March 31, 2021, there were no material changes in the market risks described in our 2020 Annual Report.
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
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the three months ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, solely as a result of the following two material weaknesses in internal control over financial reporting:
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
These material weaknesses, which continue to exist as of March 31, 2021, did not result in any material misstatements to our unaudited condensed consolidated financial statements for the three months ended March 31, 2021.
Remediation of Material Weaknesses
In 2020, the Company took the following actions to remediate the two material weaknesses:
•The Company hired a Senior Vice President and Chief Accounting Officer, a Vice President of Internal Audit, and an Assistant Vice President and Assistant General Counsel, Securities in September 2020, October 2020, and December 2020, respectively.
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
Building on our efforts during 2020, during the first quarter of 2021, the Company took the following additional actions:
•The Company hired a Senior Vice President of Finance and Investor Relations and strengthened the financial reporting and technical accounting team with individuals who have significant experience in technical accounting matters and internal controls.
•The Company prepared a risk assessment of key controls. Through this analysis, the Company is identifying areas where new controls are needed as well as areas where control enhancements to existing controls are necessary. The Company will further develop and implement these controls as part of the close process and will continue to enhance or modify these controls in future periods if needed.
•The Company worked to strengthen the internal control environment for financial reporting by conducting training on policies and procedures, standardizing business practices, improving communication, leadership, and process improvement within various financial functional areas.
We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
Other than the measures described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we believe they will not have a material adverse effect on our financial condition or results of operations. On March 25, 2021 and April 9, 2021, we were named in two putative lawsuits relating to the Transactions that have since been consolidated under caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-MTZ (Del.Ch) (“Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein and Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs.
In addition, on February 24, 2021 and March 5, 2021, putative securities class action complaints captioned Srock v. MultiPlan Corporation et al., No. 1:21-cv-1640 (S.D.N.Y.) and Verger v. MultiPlan Corporation et al., No. 1:21-cv-01965 (S.D.N.Y.) were filed in the United States District Court for the Southern District of New York. The Srock lawsuit was voluntarily dismissed on March 15, 2021. The Verger lawsuit was voluntarily dismissed on March 24, 2021. On April 6, 2021, a putative securities class action complaint captioned Samuel Paradis v. MultiPlan Corporation et. al., No. 1:21-cv. 1853 (E.D. N.Y.) was filed in the United States District Court for the Eastern District of New York. The Paradis lawsuit is brought against the Company; our Chief Executive Officer, Mr. Mark Tabak; and our Chief Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Paul Galant, our President, New Markets, and Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning the Transactions and in our public disclosures. The proposed class period is July 12, 2020, through November 10, 2020, inclusive.
We cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual as of March 31, 2021.
Item 1A. Risk Factors
There have been no material changes, except for the following, during the three months ended March 31, 2021 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2020 Annual Report.
Our Private Placement Warrants and unvested founder shares are accounted for as derivative liabilities and changes in fair value for each period are reported in earnings, which may have an adverse effect on the market price of our Class A common stock.
As of March 31, 2021, we had Private Placement Warrants exercisable for an aggregate of 24,500,000 shares of our Class A common stock and unvested founder shares contingently issuable for an aggregate of 12,404,080 shares of our Class A common stock outstanding. We account for the Private Placement Warrants and unvested founder shares as liabilities. At each reporting period (i) the accounting treatment of the Private Placement Warrants and unvested founder shares will be re-evaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the Private Placement Warrants and unvested founder shares will be remeasured and the change in the fair value of the liability will be recorded as Change in fair value of Private Placement Warrants and unvested founder shares in our Statements of Income (Loss) and Comprehensive Income (Loss). Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, risk-free rate and discount for lack of marketability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the outstanding Private Placement Warrants, unvested founder shares or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We are permitted to repurchase shares to satisfy tax withholding obligations arising upon the vesting of certain restricted shares issued under the 2020 Omnibus Incentive Plan. The table below represents the Company’s repurchase of such shares at a cost of $0.3 million during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet Be Purchased
January 1 - 31, 2021	12,297	$8.70	—	$—
February 1 - 28, 2021	11,904	$7.11	—	$—
March 1 - 31, 2021	12,297	$5.88	—	$—
Total	36,498	$7.23	—	$—
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 13, 2021

MULTIPLAN CORPORATION

By:	/s/ David L. Redmond
David L. Redmond
Executive Vice President and Chief Financial Officer