Form 10-Q
period 2021-06-30
MultiPlan Corp
filed 2021-08-06
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of August 2, 2021, 668,117,373 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"PIPE Investment" are to, collectively, the Common PIPE Investment and the Convertible PIPE Investment;

"PIPE Warrants" are to the warrants to purchase Churchill's Class A common stock issued in connection with the Common PIPE Investment, on terms identical to the terms of the Private Placement Warrants, other than the exercise period that started on November 7, 2020, the exercise price which is $12.50 per share and the redemption feature that exists for all holders of the PIPE warrants.

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$147,971	$126,755
Trade accounts receivable, net	61,127	63,198
Prepaid expenses	16,657	17,708
Prepaid taxes	54,148	—
Other current assets, net	1,377	1,193
Total current assets	281,280	208,854
Property and equipment, net	199,616	187,631
Operating lease right-of-use assets	28,839	31,339
Goodwill	4,365,785	4,257,336
Other intangibles, net	3,455,372	3,584,187
Other assets	7,934	14,231
Total assets	$8,338,826	$8,283,578
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,586	$15,261
Accrued interest	29,596	31,528
Accrued taxes	—	10,176
Operating lease obligation, short-term	6,833	6,439
Accrued compensation	35,244	21,843
Other accrued expenses	29,506	27,251
Total current liabilities	111,765	112,498
Long-term debt	4,882,240	4,578,488
Operating lease obligation, long-term	24,717	27,499
Private Placement Warrants and unvested founder shares	147,780	106,595
Deferred income taxes	837,073	900,633
Other liabilities	187	—
Total liabilities	6,003,762	5,725,713
Commitments and contingencies (Note 6)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 665,033,300 and 664,183,318 issued; 655,612,160 and 655,075,355 shares outstanding	66	66
Additional paid-in capital	2,304,954	2,530,410
Retained earnings	121,977	116,999
Treasury stock — 9,421,140 and 9,107,963 shares	(91,933)	(89,610)
Total shareholders’ equity	2,335,064	2,557,865
Total liabilities and shareholders’ equity	$8,338,826	$8,283,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$276,272	$206,880	$531,136	$458,902
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	44,368	51,894	84,098	96,579
General and administrative expenses	39,927	36,066	71,923	57,767
Depreciation	17,008	15,135	33,173	29,641
Amortization of intangible assets	85,167	83,514	169,875	167,027
Total expenses	186,470	186,609	359,069	351,014
Operating income	89,802	20,271	172,067	107,888
Interest expense	64,004	86,050	127,721	177,015
Interest income	(7)	(77)	(11)	(148)
Gain on investments	(25)	—	(25)	—
Change in fair value of Private Placement Warrants and unvested founder shares	81,560	—	41,185	—
Net (loss) income before income taxes	(55,730)	(65,702)	3,197	(68,979)
(Benefit) provision for income taxes	(8,798)	(9,456)	4,252	(10,139)
Net loss	$(46,932)	$(56,246)	$(1,055)	$(58,840)

Weighted average shares outstanding – Basic	655,609,718	415,700,000	655,361,621	415,700,000
Weighted average shares outstanding – Diluted	655,609,718	415,700,000	655,361,621	415,700,000

Net loss per share – Basic	$(0.07)	$(0.14)	$(0.00)	$(0.14)
Net loss per share – Diluted	$(0.07)	$(0.14)	$(0.00)	$(0.14)

Comprehensive loss	$(46,932)	$(56,246)	$(1,055)	$(58,840)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,277,068	$66	$2,297,504	$168,909	(9,144,461)	$(89,874)	$2,376,605

2020 Omnibus Incentive Plan	756,232	—	7,474	—	—	—	7,474
Tax withholding related to vesting of equity awards	—	—	(24)	—	(276,679)	(2,059)	(2,083)
Net loss	—	—	—	(46,932)	—	—	(46,932)
Balance at end of period	665,033,300	$66	$2,304,954	$121,977	(9,421,140)	$(91,933)	$2,335,064

	Three Months Ended June 30, 2020

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period(1)	415,700,000	$42	$1,356,975	$634,968	—	$—	$1,991,985

Class B Unit expense	—	—	27,911	—	—	—	27,911
Net loss	—	—	—	(56,246)	—	—	(56,246)
Balance at end of period(1)	415,700,000	$42	$1,384,886	$578,722	—	$—	$1,963,650

	Six Months Ended June 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Effect of ASU 2020-06	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan	849,982	—	8,442	—	—	—	8,442
Tax withholding related to vesting of equity awards	—	—	(24)	—	(313,177)	(2,323)	(2,347)
Net loss	—	—	—	(1,055)	—	—	(1,055)
Balance at end of period	665,033,300	$66	$2,304,954	$121,977	(9,421,140)	$(91,933)	$2,335,064

	Six Months Ended June 30, 2020

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period(1)	415,700,000	$42	$1,347,614	$637,562	—	$—	$1,985,218

Class B Unit expense	—	—	37,272	—	—	—	37,272
Net loss	—	—	—	(58,840)	—	—	(58,840)
Balance at end of period(1)	415,700,000	$42	$1,384,886	$578,722	—	$—	$1,963,650
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(1,055)	$(58,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,173	29,641
Amortization of intangible assets	169,875	167,027
Amortization of the right-of-use asset	3,525	4,578
Stock-based compensation	8,442	37,272
Deferred income taxes	303	(7,890)
Non-cash interest costs	5,805	9,098
Loss on disposal of property and equipment	685	101
Change in fair value of Private Placement Warrants and unvested founder shares	41,185	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	4,952	23,067
Prepaid expenses and other assets	2,468	(941)
Prepaid taxes	(54,148)	(5,556)
Operating lease obligation	(3,417)	(4,790)
Accounts payable and accrued expenses and other	(7,404)	(900)
Net cash provided by operating activities	204,389	191,867
Investing activities:
Purchases of property and equipment	(36,787)	(34,866)
Proceeds from sale of investment	5,641	—
HST Acquisition, net of cash acquired	(28)	—
DHP Acquisition, net of cash acquired	(149,676)	—
Net cash used in investing activities	(180,850)	(34,866)
Financing activities:
Borrowings on revolving credit facility	—	98,000
Repayment of revolving credit facility	—	(98,000)
Purchase of treasury stock	(2,323)	—
Borrowings (payments) on finance leases, net	—	34
Net cash (used in) provided by financing activities	(2,323)	34
Net increase in cash and cash equivalents	21,216	157,035
Cash and cash equivalents at beginning of period	126,755	21,825
Cash and cash equivalents at end of period	$147,971	$178,860
Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$3,913	$2,664
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,025	$467
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(123,115)	$(167,836)
Income taxes, net of refunds	$(68,766)	$(3,407)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2020 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of June 30, 2021 and December 31, 2020, and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been included.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company's estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, recoverability of long-lived assets, goodwill, valuation of Private Placement Warrants and unvested founder shares, valuation of stock-based compensation awards and income taxes.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
COVID-19
COVID-19 has negatively impacted our business, results of operations and financial condition during 2020 and the three and six months ended June 30, 2021. Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. For the three and six months ended June 30, 2021, the Company's revenues continue to be negatively impacted, but to a lesser extent compared to 2020 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues
Network Services	$72,073	$61,544	$141,438	$135,126
PSAV	55,297	46,250	109,539	103,407
PEPM	14,062	13,591	27,577	27,871
Other	2,714	1,703	4,322	3,848
Analytic-Based Services	170,793	122,453	327,953	274,096
PSAV	166,602	122,117	319,680	273,308
PEPM	4,191	336	8,273	788
Payment and Revenue Integrity Services	33,406	22,883	61,745	49,680
PSAV	33,267	22,858	61,547	49,636
PEPM	139	25	198	44
Total Revenues	$276,272	$206,880	$531,136	$458,902

Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the six months ended June 30, 2021.

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
The following table summarizes the consideration transferred to acquire DHP and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total consideration transferred in cash	$151,776

Cash and cash equivalents	2,100
Trade accounts receivable, net	2,993
Prepaid expenses	369
Other current assets, net	119
Property and equipment, net(1)	9,056
Other assets	276
Other intangibles, net(2)	41,060
Accounts payable	(458)
Other accrued expenses	(5,209)
Deferred income taxes	(6,215)
Long-Term Liabilities	(553)
Total identifiable net assets	43,538

Goodwill	$108,238
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through June 30, 2021, DHP's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.
In connection with the DHP acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.1 million and $4.7 million, respectively, for the three and six months ended June 30, 2021, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
3.Long-Term Debt
As of June 30, 2021, and December 31, 2020, long-term debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Term Loan G	$2,341,000	$2,341,000
5.750% Notes	1,300,000	1,300,000
Senior Convertible PIK Notes	1,300,000	1,300,000
Finance lease obligations, non-current	119	92
Long-term debt	4,941,119	4,941,092
Discount – Term Loan G	(3,094)	(3,831)
Discount – Senior Convertible PIK Notes	(29,674)	(329,494)
Debt issuance costs, net:
Term Loan G	(7,494)	(9,666)
5.750% Notes	(18,617)	(19,613)
Long-term debt, net	$4,882,240	$4,578,488
Term Loan and Revolver
For all our debt agreements with an interest rate dependent on LIBOR, the Company is currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect the Company beyond 2023.
During the six months ended June 30, 2020, a correcting adjustment of $2.3 million was made to increase interest expense to account for acceleration of debt issuance cost due to principal prepayments made on the Term Loan G in the years 2017, 2018 and 2019.
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
As of June 30, 2021 and December 31, 2020, the fair value of the Private Placement Warrants were $62.2 million and $44.5 million, respectively, and the fair value of the unvested founder shares were $85.6 million and $62.1 million, respectively. For the three and six months ended June 30, 2021, and primarily as a result of the variations in the price of the Company's Class A common stock over those periods, the fair value of the Private Placement Warrants increased by $32.9 million and $17.7 million, respectively, and the fair value of the unvested founder shares increased by $48.7 million and $23.5 million, respectively. The corresponding loss is recognized within change in fair value of Private Placement Warrants and unvested founder shares in the unaudited condensed consolidated statements of loss and comprehensive loss.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2021 and December 31, 2020, the Company's carrying amount and fair value of long-term debt consisted of the following:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan G, net of discount	$2,337,906	$2,341,876	$2,337,169	$2,390,720
5.750% Notes	1,300,000	1,273,988	1,300,000	1,300,000
Convertible Notes, net of discount(1)	1,270,326	1,255,746	970,506	970,506
Finance lease obligations	119	119	92	92
Total Liabilities	$4,908,351	$4,871,729	$4,607,767	$4,661,318
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
6.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of June 30, 2021 and December 31, 2020.
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
On March 25, 2021 and April 9, 2021, we were named in two putative lawsuits relating to the Transactions that have since been consolidated under caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-MTZ (Del.Ch) (“Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (the “Churchill Defendants”) and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. On June 18, 2021, the Company and the Churchill Defendants each filed opening briefs in support of their respective motions to dismiss the complaint.
In addition, the putative securities class action complaint captioned Samuel Paradis v. MultiPlan Corporation et. al., No. 1:21-cv-1853 (E.D.N.Y.) filed on April 6, 2021 in the United States District Court for the Eastern District of New York was voluntarily dismissed on June 3, 2021. On June 4, 2021, a putative securities class action complaint captioned Steve Kong v. MultiPlan Corporation et al., No. 2:21-cv-3186 (E.D.N.Y.) was filed in the United States District Court for the Eastern District of New York. The Kong lawsuit is brought against the Company; our Chief Executive Officer, Mr. Mark Tabak, and our Chief

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning the Transactions and in our public disclosures. The proposed class period is July 12, 2020, through November 10, 2020, inclusive. On June 21, 2021, the District Court appointed plaintiff One68 Global Master Fund, LP as lead plaintiff.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss during the period of the change and appropriately reflected in other accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.
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
During the six months ended June 30, 2021, activity under the 2020 Omnibus Incentive Plan is summarized in the table below:

	Employee RS	Director RSUs	Employee RSUs	Employee NQSOs
Nonvested as of December 31, 2020	1,468,750	42,847	—	—
Awarded	133,689	87,275	2,870,671	2,442,113
Vested	(796,875)	(48,061)	(7,812)	—
Forfeited	(671,875)	—	—	—
Nonvested as of June 30, 2021	133,689	82,061	2,862,859	2,442,113
Compensation cost charged to expense related to share-based compensation arrangements was $7.5 million and $8.4 million and $27.9 million and $37.3 million for the three and six months ended June 30, 2021 and 2020, respectively.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8.Basic and Diluted Earnings and Loss Per Share
Basic and diluted earnings and loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except number of shares and per share data)	2021	2020	2021	2020
Numerator for earnings per share calculation
Net Loss	$(46,932)	$(56,246)	$(1,055)	$(58,840)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	655,609,718	415,700,000	655,361,621	415,700,000
Effect of stock-based compensation	—	—	—	—
Weighted average number of shares outstanding – diluted	655,609,718	415,700,000	655,361,621	415,700,000
Loss per share – basic and diluted:
Net loss per share – basic	$(0.07)	$(0.14)	$(0.00)	$(0.14)
Net loss per share – diluted	$(0.07)	$(0.14)	$(0.00)	$(0.14)
Earnings per share calculations for all periods prior to the Transactions have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse recapitalization. Subsequent to the Transactions, earnings per share will be calculated based on the weighted average number of shares of common stock then outstanding.
As of the three and six months ended June 30, 2021, we have excluded from the calculation of diluted net loss per share the instruments whose effect would have been anti-dilutive given the Company's losses and because contingencies for vesting have not been met, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, (iii) 12,404,080 unvested founder shares, and (iv) 5,520,722 unvested 2020 Omnibus Incentive Plan awards. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
There were no warrants, options, unvested founder shares, or 2020 Omnibus Incentive Plan awards for the three and six months ended June 30, 2020.
9.Related Party Transactions
The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include expenses and revenues to and from related parties for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues	$872	$476	$1,439	$1,036
Total revenues from related parties	872	476	1,439	1,036
Cost of services	(49)	—	(739)	(583)
General and administrative	(148)	(50)	(413)	(100)
Total expense from related parties	$(197)	$(50)	$(1,152)	$(683)
The accompanying unaudited condensed consolidated balance sheets include accruals from related parties as of June 30, 2021 and December 31, 2020 as follows:

(in thousands)	June 30, 2021	December 31, 2020
Current liabilities:
Accounts payable	$2,300	$2,725
Total liabilities from related parties	$2,300	$2,725
In 2021 and 2020, the related party transactions included the following:
•The Company purchased PPO network services from a company controlled by Hellman & Friedman LLC, an affiliate of H&F, to supplement our provider network. We also recognize revenues from that same company for the use of our provider network and other claims processing services.

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
Our customers almost entirely are payors. We offer these payors a single electronic gateway to a comprehensive set of services in each of the three categories (Analytics-Based Services, Network-Based Services, and Payment and Revenue Integrity Services), which are used in combination or individually to reduce the medical cost burden on healthcare payors and patients while fostering efficient payments to the providers. These offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation’s largest commercial payors. For the six months ended June 30, 2021 and year ended December 31, 2020 our expansive network included access to over 1.2 million healthcare providers. Our comprehensive services identified approximately $9.9 billion and $18.8 billion in potential medical cost savings in the six months ended June 30, 2021 and year ended December 31, 2020, respectively.
Uncertainty Relating to the COVID-19 Pandemic
As discussed above in Note 1 General Information and Basis of Accounting of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, COVID-19 has negatively impacted our business, results of operations and financial condition during 2020 and the six months ended June 30, 2021.
We temporarily closed all of our offices and restricted travel due to concern for our employees' health and safety and also in compliance with state orders. Most of our approximately 2,300 employees continue to work remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.
Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. For the three and six months ended June 30, 2021, the Company's revenues continue to be negatively impacted, but to a lesser extent compared to 2020 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Six Months Ended June 30,
(in billions)	2021	2020
Medical charges processed(1)(3)	$56.7	$49.6
Potential medical cost savings(2)(3)	$9.9	$9.0
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
(2)Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims. Potential medical cost savings exclude potential medical cost savings identified by HST and DHP.
(3)Changes to previously reported medical charges processed and potential medical cost savings are due to client claim resubmissions or cancellation of claims. Examples of these changes include, but are not limited to, adjudication changes, billing changes, and elimination of claims that were later determined to be invalid. In second quarter 2021, we introduced a change in reporting methodology to exclude from the current and prior periods certain claims, the inclusion of which distorts the underlying trends in our core claim processing activities. We believe this change in methodology improves the comparability of current and prior periods.

Our medical charges processed and potential medical cost savings figures may not be directly comparable from period to period due to the completion and integration of acquisitions made in a particular period.
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, (ii) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate.
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
Interest expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs, discounts and premiums.
Interest income
Interest income consists primarily of bank interest.
Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. The change in fair value of $81.6 million and $41.2 million for the three and six months ended June 30, 2021, respectively, was primarily due to the change in the stock price of the Company's Class A common stock over the reporting period.

Income tax expense (benefit)
Income tax expense (benefit) consists of federal, state, and local income taxes.
Non-GAAP Financial Measures
We use EBITDA, Adjusted EBITDA and Adjusted EPS to evaluate our financial performance. EBITDA, Adjusted EBITDA and adjusted EPS are financial measures that are not presented in accordance with GAAP. We believe the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our financial operating results of our core business.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income (loss) adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, change in fair value of Private Placement Warrants and unvested founder shares, transaction related expenses, loss (gain) on the debt extinguishment, loss (gain) on investments and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income (loss) adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, loss (gain) on investments, loss (gain) on debt extinguishment, other expense, change in fair value of Private Placement Warrants and unvested founder shares and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net loss	$(46,932)	$(56,246)	$(1,055)	$(58,840)
Adjustments:
Interest expense	64,004	86,050	127,721	177,015
Interest income	(7)	(77)	(11)	(148)
Income tax provision (benefit)	(8,798)	(9,456)	4,252	(10,139)
Depreciation	17,008	15,135	33,173	29,641
Amortization of intangible assets	85,167	83,514	169,875	167,027
Non-income taxes	489	481	1,002	920
EBITDA	$110,931	$119,401	$334,957	$305,476
Adjustments:
Other expenses	4,182	149	5,399	297
Change in fair value of Private Placement Warrants and unvested founder shares	81,560	—	41,185	—
Transaction-related expenses	1,206	2,338	6,431	2,698
Gain on investments	(25)	—	(25)	—
Stock-based compensation	7,474	27,911	8,442	37,272
Adjusted EBITDA	$205,328	$149,799	$396,389	$345,743
Material differences between MultiPlan Corporation and MPH for the three and six months ended June 30, 2021 include differences in interest expense, change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation. For the three and six months ended June 30, 2021, interest expense for MultiPlan Corporation is $20.5 million and $40.9 million higher than interest expense for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes (issued on October 8, 2020), respectively. For the three and six months ended June 30, 2021, the change in fair value of Private Placement Warrants and unvested founder shares represents a $81.6 million and $41.2 million difference between MultiPlan Corporation and MPH, respectively. In the three and six months ended June 30, 2021, stock-based compensation for MultiPlan Corporation represents a difference of $7.5 million and $8.4 million between MultiPlan Corporation and MPH, respectively.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

($ in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(46,932)	$(56,246)	$(1,055)	$(58,840)
Adjustments:
Amortization of intangible assets	85,167	83,514	169,875	167,027
Stock-based compensation	7,474	27,911	8,442	37,272
Transaction-related expenses	1,206	2,338	6,431	2,698
Gain on investments	(25)	—	(25)	—
Other expenses	4,182	149	5,399	297
Change in fair value of Private Placement Warrants and unvested founder shares	81,560	—	41,185	—
Estimated tax effect of adjustments	(24,336)	(20,640)	(47,200)	(40,802)
Adjusted net income	$108,296	$37,026	$183,052	$107,652

Weighted average shares outstanding - Basic	655,609,718	415,700,000	655,361,621	415,700,000

Net loss per share – basic	$(0.07)	$(0.14)	$(0.00)	$(0.14)
Adjusted EPS	$0.17	$0.09	$0.28	$0.26
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
The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through June 30, 2021, HST's impact on revenues and net earnings was not material.
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through June 30, 2021, DHP's impact on revenues and net earnings was not material. In connection with the DHP acquisition, the Company incurred transaction costs of $0.6 million for the year ended December 31, 2020 and $0.1 million and $4.7 million for the three and six months ended June 30, 2021, respectively. The transaction costs have been expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
Debt Refinancings, Repayments and Repricing
We made a principal prepayment of the Term Loan G in the amount of $369.0 million on October 29, 2020. This prepayment reduces interest expense for Term Loan G for this and future time periods.
In connection with the issuance of our debt instruments, the Company incurred specific expenses related to raising the debt, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs, premiums and discounts are included in interest expense in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
In the years ended December 31, 2019, 2018, and 2017, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments of Term Loan G made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the six months ended June 30, 2020.
On October 8, 2020, the Company issued and sold $1,300.0 million in aggregate principal amount of the Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount and a maturity date of October 15, 2027. The Senior Convertible PIK Notes will accrue interest at a rate per annum equal to six percent (6.00%) with respect to Cash Interest and seven percent (7.00%) with respect to PIK Interest. The Company must elect prior to the third business day prior to any interest payment date to pay Cash Interest or PIK Interest for such interest period; provided that prior to any such election, the Company is deemed to have selected Cash Interest.
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
Stock-Based Compensation
Prior to the consummation of the Transactions, we were a wholly owned subsidiary of Holdings and our stock-based compensation was granted to employees in the form of Units via a Class B Unit Award Agreement. The fair value of the Units was remeasured at each reporting period. The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result the incentive plan was liquidated. For the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense under the Class B Unit Award Agreement of $27.9 million and $37.3 million, respectively, in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
After the consummation of the Transactions, the Company operates under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS, Employee RSUs, Employee NQSOs and Director RSUs. Stock-based compensation is measured at the grant date based on the fair value of the award.
During the six months ended June 30, 2021, the Company has granted 2.4 million Employee NQSOs, 2.9 million Employee RSUs, 0.1 million Employee RS and 0.1 million Director RSUs under the 2020 Omnibus Incentive Plan. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $7.5 million and $8.4 million, respectively, in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
The following table provides the results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Network Services	$72,073	$61,544	$10,529	17.1%	$141,438	$135,126	$6,312	4.7%
Analytics-Based Services	170,793	122,453	48,340	39.5%	327,953	274,096	53,857	19.6%
Payment and Revenue Integrity Services	33,406	22,883	10,523	46.0%	61,745	49,680	12,065	24.3%
Total Revenues	$276,272	$206,880	$69,392	33.5%	$531,136	$458,902	$72,234	15.7%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses excluding stock-based compensation	37,565	32,180	5,385	16.7%	70,197	63,784	6,413	10.1%
Stock-based compensation	442	12,494	(12,052)	(96.5)%	452	17,946	(17,494)	(97.5)%
Personnel expenses including stock-based compensation	38,007	44,674	(6,667)	(14.9)%	70,649	81,730	(11,081)	(13.6)%
Access and bill review fees	3,221	3,668	(447)	(12.2)%	6,936	7,306	(370)	(5.1)%
Other cost of services expenses	3,140	3,552	(412)	(11.6)%	6,513	7,543	(1,030)	(13.7)%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	44,368	51,894	(7,526)	(14.5)%	84,098	96,579	(12,481)	(12.9)%
General and administrative expenses excluding stock-based compensation and transaction costs	31,689	18,311	13,378	73.1%	57,502	35,743	21,759	60.9%
Stock-based compensation	7,032	15,417	(8,385)	(54.4)%	7,990	19,326	(11,336)	(58.7)%
Transaction costs	1,206	2,338	(1,132)	(48.4)%	6,431	2,698	3,733	138.4%
Total general and administrative expenses	39,927	36,066	3,861	10.7%	71,923	57,767	14,156	24.5%
Depreciation expense	17,008	15,135	1,873	12.4%	33,173	29,641	3,532	11.9%
Amortization of intangible assets	85,167	83,514	1,653	2.0%	169,875	167,027	2,848	1.7%
Operating income	89,802	20,271	69,531	343.0%	172,067	107,888	64,179	59.5%
Interest expense	64,004	86,050	(22,046)	(25.6)%	127,721	177,015	(49,294)	(27.8)%
Interest income	(7)	(77)	70	90.9%	(11)	(148)	137	92.6%
Gain on investments	(25)	—	(25)	NM	(25)	—	(25)	NM
Change in fair value of Private Placement Warrants and unvested founder shares	81,560	—	81,560	NM	41,185	—	41,185	NM
Net (loss) income before income taxes	(55,730)	(65,702)	9,972	15.2%	3,197	(68,979)	72,176	104.6%
(Benefit) provision for income taxes	(8,798)	(9,456)	658	7.0%	4,252	(10,139)	14,391	141.9%
Net loss	$(46,932)	$(56,246)	$9,314	16.6%	$(1,055)	$(58,840)	$57,785	98.2%
_____________________
NM = Not meaningful

Revenues
Revenues for the three months ended June 30, 2021 were $276.3 million as compared to revenues of $206.9 million for the three months ended June 30, 2020, representing an increase of $69.4 million, or 33.5%. This increase in revenues was primarily due to the elimination of COVID-19 restrictions on medical services that were in place in second quarter 2020 and due to acquired revenues related to the acquisitions of DHP and HST of $11.7 million.
Revenues for the six months ended June 30, 2021 were $531.1 million as compared to revenues of $458.9 million for the six months ended June 30, 2020, representing an increase of $72.2 million, or 15.7%. This increase in revenues was primarily due to the elimination of COVID-19 restrictions on medical services that were in place in second quarter 2020 and acquired revenues related to the acquisitions of DHP and HST of $18.9 million.
Network Services revenues for the three months ended June 30, 2021 were $72.1 million as compared to $61.5 million for the three months ended June 30, 2020, representing an increase of $10.5 million, or 17.1%. For the six months ended June 30, 2021, Network Services revenues were $141.4 million as compared to $135.1 million for the six months ended June 30, 2020, representing an increase of $6.3 million, or 4.7%. Increases in Network Services revenues were primarily due to increases in claims volumes and changes in the mix of claims due to the lifting of COVID-19 restrictions on medical services that were in place in second quarter 2020.
Analytics-Based Services revenues, including Financial Negotiations and Reference-Based Pricing revenues for the three months ended June 30, 2021 were $170.8 million as compared to $122.5 million for the three months ended June 30, 2020, representing an increase of $48.3 million, or 39.5%. For the six months ended June 30, 2021, Analytics-Based Services revenues were $328.0 million as compared to $274.1 million for the six months ended June 30, 2020, representing an increase of $53.9 million, or 19.6%. Increases in the Analytics-Based Services revenues for both periods were primarily related to increases in claims volumes and changes in the mix of claims due to the lifting of COVID-19 restrictions on medical services that were in place in second quarter 2020 and partially due to the acquisition of HST.
Payment and Revenue Integrity Services revenues for the three months ended June 30, 2021 were $33.4 million as compared to $22.9 million for the three months ended June 30, 2020, representing an increase of $10.5 million, or 46.0%. For the six months ended June 30, 2021, revenues from our Payment and Revenue Integrity Services were $61.7 million as compared to $49.7 million for the six months ended June 30, 2020, representing an increase of $12.1 million, or 24.3%. Increases in Payment and Revenue Integrity Services for both periods were primarily related to the acquisition of DHP and increases in claims volumes and changes in the mix of claims due to the lifting of COVID-19 restrictions on medical services that were in place in second quarter 2020.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of services (exclusive of depreciation and amortization of intangible assets)	$44,368	$51,894	$(7,526)	(14.5)%	$84,098	$96,579	$(12,481)	(12.9)%
Less: stock-based compensation	442	12,494	(12,052)	(96.5)%	452	17,946	(17,494)	(97.5)%
Costs of services excluding stock-based compensation	$43,926	$39,400	$4,526	11.5%	$83,646	$78,633	$5,013	6.4%
Costs of services for the three months ended June 30, 2021 were $44.4 million as compared to $51.9 million for the three months ended June 30, 2020, representing a decrease of $7.5 million, or 14.5%. This decrease was due to decreases in personnel expenses of $6.7 million primarily related to stock-based compensation as explained below and decreases in access and bill review fees of $0.4 million and other expenses of $0.4 million. Costs of services for the six months ended June 30, 2021 were $84.1 million as compared to $96.6 million for the six months ended June 30, 2020, representing a decrease of $12.5 million, or 12.9%. This decrease was due to decreases in personnel expenses of $11.1 million primarily related to stock-based compensation as explained below and decreases in access and bill review fees of $0.4 million and other expenses of $1.0 million.

Personnel expenses, including contract labor, were $38.0 million for the three months ended June 30, 2021, as compared to $44.7 million for the three months ended June 30, 2020, representing a decrease of $6.7 million, or 14.9%. This decrease was primarily due to decreases in stock-based compensation of $12.1 million, partially offset by increases in other compensation related expenses, including salaries, bonus, commissions, fringe benefits and contract labor of $5.4 million. The change in stock-based compensation expense over these time periods was primarily the result of changes in the stock-based compensation plans as described above in the Factors Affecting the Comparability of our Results of Operations.
Personnel expenses, including contract labor, were $70.6 million for the six months ended June 30, 2021, as compared to $81.7 million for the six months ended June 30, 2020, representing a decrease of $11.1 million, or 13.6%. This decrease was primarily due to decreases in stock-based compensation of $17.5 million, partially offset by increases in other compensation related expenses, including salaries, bonus, commissions, fringe benefits, and contract labor of $6.4 million. The change in stock-based compensation expense over these time periods was primarily the result of changes in the stock-based compensation plans as described above in the Factors Affecting the Comparability of our Results of Operations.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative expenses	$39,927	$36,066	$3,861	10.7%	$71,923	$57,767	$14,156	24.5%
Less: stock-based compensation	7,032	15,417	(8,385)	(54.4)%	7,990	19,326	(11,336)	(58.7)%
Less: transaction costs	1,206	2,338	(1,132)	(48.4)%	6,431	2,698	3,733	138.4%
General and administrative expenses excluding stock-based compensation and transaction costs	$31,689	$18,311	$13,378	73.1%	$57,502	$35,743	$21,759	60.9%

_____________________
NM = Not meaningful
General and administrative expenses for the three months ended June 30, 2021 were $39.9 million, as compared to $36.1 million for the three months ended June 30, 2020, representing an increase of $3.9 million, or 10.7%. This increase was primarily due to increases in integration costs of $4.1 million, increases in insurance of $1.8 million primarily related to higher D&O insurance as a result of being a public company, increases in professional fees of $2.7 million including higher legal, audit, and consulting fees, partially offset by decreases in personnel expenses of $1.6 million, decreases in transaction costs of $1.1 million and decreases in other expenses of $2.0 million. The decreases in personnel expenses of $1.6 million was due to decreases in stock-based compensation of $8.4 million, partially offset by increases in other compensation related expenses, including salaries, bonus, fringe benefits, and contract labor of $6.8 million.
General and administrative expenses for the six months ended June 30, 2021 were $71.9 million as compared to $57.8 million for the six months ended June 30, 2020, representing an increase of $14.2 million, or 24.5%. This increase was primarily due to increases in integration expenses of $4.7 million related to the acquisitions of HST and DHP, increases in transactions costs of $3.7 million, increases in insurance of $3.6 million primarily related to higher D&O insurance as a result of being a public company, and increases in professional fees of $4.3 million including higher legal, audit, and consulting fees, partially offset by decreases personnel expenses of $1.1 million and decreases in other expenses of $1.0 million. The decreases in personnel expenses of $1.1 million was due to decreases in stock-based compensation of $11.3 million, partially offset by increases in other compensation related expenses, including salaries, bonus, fringe benefits, and contract labor of $10.2 million. The increases in transactions costs of $3.7 million were primarily due to costs associated with the acquisition of DHP on February 26, 2021. See Note 2 Business Combinations of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the acquisition of DHP.
Depreciation Expense
Depreciation expense was $17.0 million for the three months ended June 30, 2021, as compared to $15.1 million for the three months ended June 30, 2020, representing an increase of $1.9 million or 12.4%. Depreciation expense was $33.2 million for the six months ended June 30, 2021, as compared to $29.6 million for the six months ended June 30, 2020, representing an increase of $3.5 million, or 11.9%. This increase was due to $36.8 million and $70.8 million purchases of property and equipment, including internally generated capitalized software in the six months ended June 30, 2021 and year ended December 31, 2020, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
Amortization of intangible assets was $85.2 million for the three months ended June 30, 2021 as compared to $83.5 million for the three months ended June 30, 2020. Amortization of intangible assets was $169.9 million for the six months ended June 30, 2021 as compared to $167.0 million for the six months ended June 30, 2020. These increases of $1.7 million and $2.8 million, respectively, primarily relate to the acquisitions of HST and DHP. This expense represents the amortization of intangible assets, as explained above and in the notes to the unaudited condensed consolidated financial statements.
Interest Expense
Interest expense was $64.0 million for the three months ended June 30, 2021, as compared to $86.1 million for the three months ended June 30, 2020, representing a decrease of $22.0 million, or 25.6%. Interest expense was $127.7 million for the six months ended June 30, 2021, as compared to $177.0 million for the six months ended June 30, 2020, representing a decrease of $49.3 million, or 27.8%. The decrease in interest expense for these time periods was due to a $369.0 million lower principal balance on Term Loan G in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. In addition, on October 8, 2020 we redeemed our Senior PIK Notes (8.500% interest rate) and issued Convertible PIK Notes (6.000% interest rate) and on October 29, 2020 we redeemed the 7.125% Notes and issued 5.750% Notes, as explained below, resulting in overall lower annual cash interest of approximately $70 million.
In the years ended December 31, 2017, 2018 and 2019, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the six months ended June 30, 2020.
As of June 30, 2021, our long-term debt was $4,882.2 million and included (i) $2,341.0 million Term Loan G, discount on Term Loan G of $3.1 million, (ii) $1,300.0 million of 5.750% Senior Notes, (iii) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $29.7 million (reduction in discount on Senior Convertible PIK Notes from December 30, 2020 relates to the adoption of ASU 2020-06 effective January 1, 2021), and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $26.1 million. As of June 30, 2021, our total debt had an annualized weighted average cash interest rate of 4.5%.
As of December 31, 2020, our long-term debt was $4,578.5 million and included (i) $2,341.0 million Term Loan G, discount on Term Loan G of $3.8 million, (ii) $1,300.0 million of 5.750% Senior Notes, (iii) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $329.5 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $29.3 million. As of December 31, 2020, our total debt had a weighted average interest rate of 4.9%
Change in fair value of Private Placement Warrants and unvested founder shares
For the three and six months ended June 30, 2021, the change in fair value of Private Placement Warrants and unvested founder shares was $81.6 million and $41.2 million, respectively. The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. From December 31, 2020 to June 30, 2021, the fair value of the Private Placement Warrants and the unvested founder shares increased by $17.7 million and $23.5 million, respectively. The increase was primarily due to the appreciation in the stock price of the Company's Class A common stock over that period.
(Benefit) Provision for Income Taxes
Net loss before income taxes for the three months ended June 30, 2021 of $55.7 million generated a benefit for income taxes of $8.8 million. Net loss before income taxes for the three months ended June 30, 2020 of $65.7 million generated a benefit for income taxes of $9.5 million.
Net income before income taxes for the six months ended June 30, 2021 of $3.2 million generated a provision for income taxes of $4.3 million. Net loss before income taxes for the six months ended June 30, 2020 of $69.0 million generated a benefit for income taxes of $10.1 million. Our effective tax rate for the six months ended June 30, 2021 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of our acquisitions and changes in the Company's deferred state tax rate due to operations, and state tax expense. Our effective tax rate for six months ended June 30, 2020 differed from the statutory rate primarily due to state taxes and stock-based compensation expense.

Net Loss
Net loss for the three months ended June 30, 2021 was $46.9 million as compared to net loss of $56.2 million for the three months ended June 30, 2020. Net loss for the six months ended June 30, 2021 was $1.1 million as compared to net loss of $58.8 million for the six months ended June 30, 2020. The changes in net loss for these time periods is explained in the sections above.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $148.0 million and $450.0 million of loan availability under the revolving credit facility. In connection with the Refinancing, the commitments under the Revolver G were increased from $100.0 million to $450.0 million and $369.0 million of indebtedness under the Term Loan G was repaid. We have three letters of credit totaling $1.8 million as of June 30, 2021. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits. Effective starting in fourth quarter 2020, these letters of credit are no longer utilized against the revolver.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$204,389	$191,867
Investing activities	$(180,850)	$(34,866)
Financing activities	$(2,323)	$34
Cash Flows from Operating Activities
Cash flows from operating activities provided $204.4 million for the six months ended June 30, 2021 and $191.9 million for the six months ended June 30, 2020. This $12.5 million, or 6.5%, increase in cash flows from operating activities was primarily the result of decreases in net loss of $57.8 million and increases in adjustments for non-cash items of $23.2 million, offset by increases in net working capital of $68.4 million.
The $23.2 million increase in non-cash items was primarily due to increases in deferred income taxes of $8.2 million, the change in fair value of Private Placement Warrants and unvested founder shares of $41.2 million, increases in depreciation of $3.5 million, increases in amortization of intangible assets of $2.8 million, and increases in loss on disposal of property and equipment of $0.6 million, offset by decreases in stock-based compensation of $28.8 million, decreases in non-cash interest costs of $3.3 million including decreases in debt issue costs, and decreases in amortization of right of use asset of $1.1 million.

During the six months ended June 30, 2021, $57.5 million was used by changes in net working capital including increases in prepaid taxes of $54.1 million, decreases in accounts payable and accrued expenses and other of $7.4 million and decreases in operating lease obligations of $3.4 million, offset by decreases in prepaid expenses and other assets of $2.5 million and decreases in net accounts receivable of $5.0 million primarily due to timing of collections.
During the six months ended June 30, 2020, $10.9 million was provided by changes in net working capital including decreases in net accounts receivable of $23.1 million primarily due to timing of collections, offset by increases in prepaid expenses and other assets of $0.9 million, increases in prepaid taxes of $5.6 million, decreases in operating lease obligations of $4.8 million, accounts payable and accrued expenses and other of $0.9 million.
Cash Flow from Investing Activities
For the six months ended June 30, 2021, net cash of $180.9 million was used in investing activities including $149.7 million for the acquisition of DHP and $36.8 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of an investment of $5.6 million. For the six months ended June 30, 2020, net cash of $34.9 million was used in investing activities for purchases of property and equipment and capitalization of software development.
Cash Flow from Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2021 were $2.3 million consisting of purchases of treasury stock.
Cash flows provided in financing activities for the six months ended June 30, 2020 consisted of $98.0 million of borrowings and repayments on Revolver G.
Term Loans and Revolvers
Interest on Term Loan G and Revolver G is calculated, at our option, as (a) LIBOR (or, with respect to the senior secured term loan facility only 1.00%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate plus 0.50%, (3) LIBOR for an interest period of one month plus 1.00% and (4) 2.00% for Term Loan G and 0.00% for Revolver G, in each case plus an applicable margin of 2.00%. The interest rate in effect for Term Loan G was 3.75% as of June 30, 2021 and 2020.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of Revolver G. The annual commitment fee rate was 0.25% at June 30, 2021 and 2020. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
Senior Notes
On October 29, 2020, the 7.125% Notes were redeemed in full for a total redemption price of $1,661.3 million, which included a redemption premium and accrued interest. The interest rate on the 7.125% Notes was fixed at 7.125% and was payable semi-annually on June 1 and December 1 of each year.
On October 29, 2020, the Company issued 5.750% Notes of $1,300.0 million. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750%, and is payable semi-annually on May 1 and November 1 of each year.
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
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the Revolver G, letters of credit issued under the Revolver G (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the Revolver G at such time, the Revolver G will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 2.90 times, 3.52 times, and 3.14 times as of June 30, 2021, June 30, 2020, and December 31, 2020, respectively. As of June 30, 2021, June 30, 2020, and December 31, 2020 we were in compliance with all of the debt covenants.
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

For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2020 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2020 Annual Report. As of June 30, 2021, our critical accounting policies and estimates have not changed from those described in our 2020 Annual Report, except for the policies related to convertible notes, which changed as a result of the adoption of a new accounting pronouncement, and stock-based compensation, which changed as a result of the grant of stock options.
Customer Concentration
Two customers individually accounted for 35% and 20% of revenues for the year ended December 31, 2020. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2020 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of June 30, 2021, there were no material changes in the market risks described in our 2020 Annual Report.
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
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, solely as a result of the following two material weaknesses in internal control over financial reporting:
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
These material weaknesses, which continue to exist as of June 30, 2021, did not result in any material misstatements to our unaudited condensed consolidated financial statements for the three months ended June 30, 2021.
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
Building on our efforts during 2020, during the first half of 2021, the Company took the following additional actions:
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
•The Company started the evaluation of its key internal controls over financial reporting covering entity-level controls, business process controls, and IT general controls. Upon completion of the interim testing of key controls, Management will continue to assess its internal controls, remediate any identified deficiencies and continue to enhance its key financial reporting controls.
•The Company worked to strengthen the internal control environment for financial reporting by conducting training on policies and procedures, standardizing business practices, improving communication, leadership, and process improvement within various financial functional areas.
We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
Other than the measures described above, there has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we believe they will not have a material adverse effect on our financial condition or results of operations. On March 25, 2021 and April 9, 2021, we were named in two putative lawsuits relating to the Transactions that have since been consolidated under caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-MTZ (Del.Ch) (“Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (the “Churchill Defendants”) and Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. On June 18, 2021, the Company and the Churchill Defendants each filed opening briefs in support of their respective motions to dismiss the complaint.
In addition, the putative securities class action complaint captioned Samuel Paradis v. MultiPlan Corporation et. al., No. 1:21-cv-1853 (E.D.N.Y.) filed on April 6, 2021 in the United States District Court for the Eastern District of New York was voluntarily dismissed on June 3, 2021. On June 4, 2021, a putative securities class action complaint captioned Steve Kong v. MultiPlan Corporation et al., No. 2:21-cv-3186 (E.D.N.Y.) was filed in the United States District Court for the Eastern District of New York. The Kong lawsuit is brought against the Company; our Chief Executive Officer, Mr. Mark Tabak, and our Chief Financial Officer, Mr. David Redmond, as well as individuals and entities involved in the Transactions, including Glenn August and Michael Klein, each of whom currently serve on our Board. The complaint asserts claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning the Transactions and in our public disclosures. The proposed class period is July 12, 2020, through November 10, 2020, inclusive. On June 21, 2021, the District Court appointed plaintiff One68 Global Master Fund, LP as lead plaintiff.
We cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual as of June 30, 2021.
Item 1A. Risk Factors
There have been no material changes, except for the following, during the six months ended June 30, 2021 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2020 Annual Report.
Our Private Placement Warrants and unvested founder shares are accounted for as derivative liabilities and changes in fair value for each period are reported in earnings, which may have an adverse effect on the market price of our Class A common stock.
As of June 30, 2021, we had Private Placement Warrants exercisable for an aggregate of 24,500,000 shares of our Class A common stock and unvested founder shares contingently issuable for an aggregate of 12,404,080 shares of our Class A common stock outstanding. We account for the Private Placement Warrants and unvested founder shares as liabilities. At each reporting period (i) the accounting treatment of the Private Placement Warrants and unvested founder shares will be re-evaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the Private Placement Warrants and unvested founder shares will be remeasured and the change in the fair value of the liability will be recorded as Change in fair value of Private Placement Warrants and unvested founder shares in our Statements of Loss and Comprehensive Loss. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, risk-free rate and discount for lack of marketability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the outstanding Private Placement Warrants, unvested founder shares or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We are permitted to repurchase shares to satisfy tax withholding obligations arising upon the vesting of certain restricted shares issued under the 2020 Omnibus Incentive Plan. The table below represents the Company’s repurchase of such shares at a cost of $2.1 million during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet Be Purchased
April 1 - 30, 2021	276,679	$7.44	—	$—
May 1 - 31, 2021	—	$—	—	$—
June 1 - 30, 2021	—	$—	—	$—
Total	276,679	$7.44	—	$—
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the six months ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: August 6, 2021

MULTIPLAN CORPORATION

By:	/s/ David L. Redmond
David L. Redmond
Executive Vice President and Chief Financial Officer