Form 10-Q
period 2021-09-30
MultiPlan Corp
filed 2021-11-04
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of November 1, 2021, 638,276,295 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

GLOSSARY

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report”) or the context otherwise requires, references to:

“2020 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

"2020 Omnibus Incentive Plan" are to our 2020 Omnibus Incentive Plan, as it may be amended and/or restated from time to time;

"5.50% Senior Secured Notes" are to the $1,050,000,000 in aggregate principal amount of 5.50% Senior Secured Notes due 2028 issued by MPH;

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

"Fixed Value RSUs" are to restricted stock units granted based on a fixed monetary amount under the 2020 Omnibus Incentive Plan in accordance with the terms of the related side letter;

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

"H&F" are to Hellman & Friedman Capital Partners VIII, L.P.;

"Holdings" are to Polaris Investment Holdings, L.P.;

"HST" are to HSTechnology Solutions, Inc.;

"Integration expenses" are costs associated with the integration of acquired companies into MultiPlan;

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

"Non-income taxes" includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses;

"Other expenses" represents miscellaneous expenses, gain or loss on disposal of assets, gain or loss on disposal of leases, tax penalties, and management fees;

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

"Revolver B" are to the revolving credit facility in conjunction with Term Loan B and maturing on August 24, 2026;

"Revolver G" are to the revolving credit facility in conjunction with Term Loan G and replaced by Revolver B on August 24, 2021;

"revolving credit facility" are to MPH's $450.0 million senior secured revolving credit facility;

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

"senior secured credit facilities" are to MPH's senior secured credit facilities which, before August 24, 2021, consist of (a) a $2,341.0 million term loan facility maturing on June 7, 2023 and (b) a $450.0 million revolving credit facility maturing on June 7, 2023, and as of and after August 24, 2021 consist of (a) a $1,325.0 million term loan facility maturing on September 1, 2028 and (b) a $450.0 million revolving credit facility maturing on August 24, 2026;

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

"Term Loan B" are to a term loan payable borrowed on August 24, 2021 in the amount of $1,325.0 million with a group of lenders due and payable on September 1, 2028;

"Term Loan G" are to a term loan payable borrowed on June 7, 2016 in the amount of $3,500.0 million with a group of lenders and was repaid in full on August 24, 2021;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$225,140	$126,755
Trade accounts receivable, net	66,559	63,198
Prepaid expenses	12,933	17,708
Prepaid taxes	38	—
Other current assets, net	1,512	1,193
Total current assets	306,182	208,854
Property and equipment, net	202,563	187,631
Operating lease right-of-use assets	26,829	31,339
Goodwill	4,364,705	4,257,336
Other intangibles, net	3,370,204	3,584,187
Other assets	8,310	14,231
Total assets	$8,278,793	$8,283,578
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,497	$15,261
Accrued interest	80,282	31,528
Accrued taxes	—	10,176
Operating lease obligation, short-term	6,881	6,439
Accrued compensation	41,475	21,843
Other accrued expenses	28,027	27,251
Total current liabilities	167,162	112,498
Long-term debt	4,893,255	4,578,488
Operating lease obligation, long-term	22,894	27,499
Private Placement Warrants and unvested founder shares	71,145	106,595
Deferred income taxes	768,824	900,633
Other liabilities	177	—
Total liabilities	5,923,457	5,725,713
Commitments and contingencies (Note 6)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 665,311,105 and 664,183,318 issued; 645,847,578 and 655,075,355 shares outstanding	67	66
Additional paid-in capital	2,308,344	2,530,410
Retained earnings	200,174	116,999
Treasury stock — 19,463,527 and 9,107,963 shares	(153,249)	(89,610)
Total shareholders’ equity	2,355,336	2,557,865
Total liabilities and shareholders’ equity	$8,278,793	$8,283,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$288,212	$223,517	$819,348	$682,419
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	44,588	147,866	128,686	244,445
General and administrative expenses	38,221	176,380	110,144	234,147
Depreciation	15,783	15,262	48,956	44,903
Amortization of intangible assets	85,167	83,513	255,042	250,540
Total expenses	183,759	423,021	542,828	774,035
Operating income (loss)	104,453	(199,504)	276,520	(91,616)
Interest expense	67,512	82,275	195,233	259,290
Interest income	(8)	(81)	(19)	(229)
Loss on extinguishment of debt	15,823	—	15,823	—
Loss (gain) on investments	—	7,784	(25)	7,784
Change in fair value of Private Placement Warrants and unvested founder shares	(76,636)	—	(35,451)	—
Net income (loss) before taxes	97,762	(289,482)	100,959	(358,461)
Provision (benefit) for income taxes	19,565	(1,080)	23,817	(11,219)
Net income (loss)	$78,197	$(288,402)	$77,142	$(347,242)

Weighted average shares outstanding – Basic	652,520,691	415,700,000	654,414,644	415,700,000
Weighted average shares outstanding – Diluted	652,882,405	415,700,000	654,816,495	415,700,000

Net income (loss) per share – Basic	$0.12	$(0.69)	$0.12	$(0.84)
Net income (loss) per share – Diluted	$0.12	$(0.69)	$0.12	$(0.84)

Comprehensive income (loss)	$78,197	$(288,402)	$77,142	$(347,242)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended September 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,033,300	$66	$2,304,954	$121,977	(9,421,140)	$(91,933)	$2,335,064

2020 Omnibus Incentive Plan	277,805	1	4,119	—	—	—	4,120
Tax withholding related to vesting of equity awards	—	—	(729)	—	(32,556)	(236)	(965)
Repurchase of common stock	—	—	—	—	(10,009,831)	(61,080)	$(61,080)
Net income	—	—	—	78,197	—	—	78,197
Balance at end of period	665,311,105	$67	$2,308,344	$200,174	(19,463,527)	$(153,249)	$2,355,336

	Three Months Ended September 30, 2020

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period(1)	415,700,000	$42	$1,384,886	$578,722	—	$—	$1,963,650

Class B Unit expense	—	—	262,356	—	—	—	262,356
Net loss	—	—	—	(288,402)	—	—	(288,402)
Balance at end of period(1)	415,700,000	$42	$1,647,242	$290,320	—	$—	$1,937,604

	Nine Months Ended September 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Effect of ASU 2020-06	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan	1,127,787	1	12,561	—	—	—	12,562
Tax withholding related to vesting of equity awards	—	—	(753)	—	(345,733)	(2,559)	(3,312)
Repurchase of common stock	—	—	—	—	(10,009,831)	(61,080)	$(61,080)
Net income	—	—	—	77,142	—	—	77,142
Balance at end of period	665,311,105	$67	$2,308,344	$200,174	(19,463,527)	$(153,249)	$2,355,336

	Nine Months Ended September 30, 2020

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period(1)	415,700,000	$42	$1,347,614	$637,562	—	$—	$1,985,218

Class B Unit expense	—	—	299,628	—	—	—	299,628
Net loss	—	—	—	(347,242)	—	—	(347,242)
Balance at end of period(1)	415,700,000	$42	$1,647,242	$290,320	—	$—	$1,937,604
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$77,142	$(347,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,956	44,903
Amortization of intangible assets	255,042	250,540
Amortization of the right-of-use asset	5,306	6,537
Stock-based compensation	13,194	299,628
Deferred income taxes	(66,930)	(34,359)
Non-cash interest costs	9,500	12,450
Loss on extinguishment of debt	15,823	—
Loss on equity investments	—	7,784
Loss on disposal of property and equipment	2,366	77
Change in fair value of Private Placement Warrants and unvested founder shares	(35,451)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	(480)	23,198
Prepaid expenses and other assets	4,655	(34,280)
Prepaid taxes	(38)	2,130
Operating lease obligation	(4,962)	(6,082)
Accounts payable and accrued expenses and other	47,303	107,017
Net cash provided by operating activities	371,426	332,301
Investing activities:
Purchases of property and equipment	(57,198)	(49,322)
Proceeds from sale of investment	5,641	—
Purchase of equity investments	—	(101,006)
HST Acquisition, net of cash acquired	36	—
DHP Acquisition, net of cash acquired	(149,676)	—
Net cash used in investing activities	(201,197)	(150,328)
Financing activities:
Repayments of Term Loan G	(2,341,000)	—
Issuance of Term Loan B	1,298,951	—
Issuance of 5.50% Senior Secured Notes	1,034,597	—
Taxes paid on settlement of vested share awards	(3,312)	—
Borrowings on revolving credit facility	—	98,000
Repayment of revolving credit facility	—	(98,000)
Purchase of treasury stock	(61,080)	—
Borrowings on finance leases, net	—	9
Net cash (used in) provided by financing activities	(71,844)	9
Net increase in cash and cash equivalents	98,385	181,982
Cash and cash equivalents at beginning of period	126,755	21,825
Cash and cash equivalents at end of period	$225,140	$203,807
Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$6,160	$4,237
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$795	$10,158
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(136,951)	$(194,074)
Income taxes, net of refunds	$(101,635)	$(4,415)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2020 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of September 30, 2021 and December 31, 2020, and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 have been included.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
COVID-19
COVID-19 has negatively impacted our business, results of operations and financial condition during 2020 and the three and nine months ended September 30, 2021. Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. For the three and nine months ended September 30, 2021, the Company's revenues continue to be negatively impacted, but to a lesser extent compared to 2020 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues
Network-Based Services	$66,966	$65,323	$208,404	$200,448
PSAV	51,361	49,721	160,900	153,127
PEPM	14,094	13,772	41,671	41,643
Other	1,511	1,830	5,833	5,678
Analytics-Based Services	185,812	133,119	513,765	407,216
PSAV	181,701	132,541	501,381	405,849
PEPM	4,111	578	12,384	1,367
Payment and Revenue Integrity Services	35,434	25,075	97,179	74,755
PSAV	35,357	25,054	96,904	74,690
PEPM	77	21	275	65
Total Revenues	$288,212	$223,517	$819,348	$682,419

Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the nine months ended September 30, 2021.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
Stock-Based Compensation
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs (together "employee awards"), and Director RSUs.
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
We determine the fair value of the Fixed Value RSUs using the fixed dollar amount of the award. The Fixed Value RSUs are classified as liabilities.
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
See Note 8 Stock-Based Compensation below for further information.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(2)Includes client relationships of $39.8 million with a remaining useful life of 16 years, and trade names of $1.2 million with a remaining useful life of 10 years. The weighted average remaining useful life of the acquired intangibles subject to amortization is 15 years, 9 months.
The preliminary purchase price allocation for the business combination is subject to adjustment as valuation analyses, primarily related to property and equipment and intangible assets, are finalized.
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through September 30, 2021, DHP's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.
In connection with the DHP acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.1 million and $4.7 million, respectively, for the three and nine months ended September 30, 2021, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
3.Long-Term Debt
As of September 30, 2021, and December 31, 2020, long-term debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Term Loan G	$—	$2,341,000
Term Loan B	1,325,000	—
5.750% Notes	1,300,000	1,300,000
5.50% Senior Secured Notes	1,050,000	—
Senior Convertible PIK Notes	1,300,000	1,300,000
Finance lease obligations, non-current	95	92
Long-term debt	4,975,095	4,941,092
Discount – Term Loan G	—	(3,831)
Discount - Term Loan B	(13,295)	—
Discount – Senior Convertible PIK Notes	(28,703)	(329,494)
Debt issuance costs, net:
Term Loan G	—	(9,666)
Term Loan B	(7,236)	—
5.750% Notes	(18,107)	(19,613)
5.50% Senior Secured Notes	(14,499)	—
Long-term debt, net	$4,893,255	$4,578,488
Term Loan and Revolver
For all our debt agreements with an interest rate dependent on LIBOR, the Company is currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect the Company beyond 2023.
During the nine months ended September 30, 2020, a correcting adjustment of $2.3 million was made to increase interest expense to account for acceleration of debt issuance cost due to principal prepayments made on the Term Loan G in the years 2017, 2018 and 2019.
On August 24, 2021, MPH issued new senior secured credit facilities comprised of $1,325.0 million of Term Loan B maturing on September 1, 2028 and $450.0 million of a Revolver B maturing on August 24, 2026, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, issued with a discount of 1.00%, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith. As a result of the August 24, 2021 refinancing, and in accordance with GAAP, we wrote off $2.7 million of the term loan discount and $6.4 million of debt issuance costs, and

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
incurred an expense of $6.7 million for lender and third party fees. These amounts are included in Loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
All obligations under the debt agreement governing the senior secured credit facilities are unconditionally guaranteed by MPH Acquisition Corp. 1, the direct holding company parent of MPH, and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized restricted subsidiary of MPH (subject to certain exceptions).
The senior secured credit facilities and their guarantees are secured, subject to permitted liens and other exceptions, by a first priority lien on substantially all of MPH's and the subsidiary guarantors' tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio.
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement.
5.50% Senior Secured Notes
On August 24, 2021, MPH issued 5.50% Notes of $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes with a maturation date of September 1, 2028.
The 5.50% Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of MPH’s wholly owned domestic restricted subsidiaries that guarantee its senior secured credit facilities. The 5.50% Senior Secured Notes are not guaranteed by the Company.
The 5.50% Senior Secured Notes and their guarantees are secured, subject to permitted liens and other exceptions, by a first priority lien shared with the senior secured credit facilities on substantially all of MPH’s and the subsidiary guarantors’ tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries.
Prior to September 1, 2024, the 5.50% Senior Secured Notes are redeemable by MPH, in whole or in part, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, at any time before September 1, 2024, MPH may redeem up to 40% of the aggregate principal amount of 5.50% Senior Secured Notes issued in an amount not to exceed the net proceeds raised by the MPH or the Company in one or more equity offerings at a redemption price of 105.50% of the principal amount of the 5.50% Senior Notes being redeemed, plus accrued interest to, but excluding, the date of redemption. On and after September 1, 2024, the MPH may redeem the Notes, in whole or in part, at the redemption prices set forth in the debt agreement governing such notes, plus accrued and unpaid interest thereon, if any, to, but excluding the applicable redemption date.
The interest rate on the 5.50% Senior Secured Notes is fixed at 5.50%, and is payable semi-annually on March 1 and September 1 of each year.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of September 30, 2021 and December 31, 2020, the fair value of the Private Placement Warrants were $32.2 million and $44.5 million, respectively, and the fair value of the unvested founder shares were $38.9 million and $62.1 million, respectively. For the three and nine months ended September 30, 2021, and primarily as a result of the variations in the price of the Company's Class A common stock over those periods, the fair value of the Private Placement Warrants decreased by $30.0 million and $12.3 million, respectively, and the fair value of the unvested founder shares decreased by $46.6 million and $23.2 million, respectively. The corresponding gain is recognized within change in fair value of Private Placement Warrants and unvested founder shares in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2021 and December 31, 2020, the Company's carrying amount and fair value of long-term debt consisted of the following:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan G, net of discount	$—	$—	$2,337,169	$2,390,720
Term Loan B, net of discount	1,311,705	1,311,705	—	—
5.750% Notes	1,300,000	1,249,894	1,300,000	1,300,000
5.50% Senior Secured Notes	1,050,000	1,050,000	—	—
Senior Convertible PIK Notes, net of discount(1)	1,271,297	1,251,829	970,506	970,506
Finance lease obligations	95	95	92	92
Total Liabilities	$4,933,097	$4,863,523	$4,607,767	$4,661,318
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
6.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of September 30, 2021 and December 31, 2020.
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
In the putative securities class action complaint captioned In re MultiPlan Corporation Securities Litigation (formerly Kong v. MultiPlan Corporation et al.), No. 2:21-cv-3186-RPK-RER (E.D.N.Y.) filed in the United States District Court for the Eastern District of New York (the “District Court”), plaintiffs asserted claims against the Company, the Company’s Chief Executive and Chief Financial Officer, and other individuals and entities involved in the Transactions, including certain members of the Company’s board of directors, for purported violations of the Securities Exchange Act of 1934 and related rules based on alleged material misrepresentations and omissions concerning the Transactions and in our public disclosures. The suit was originally filed with the District Court on June 4, 2021 and on June 21, 2021 the District Court appointed a lead plaintiff. On July 23, 2021, the District Court directed the lead plaintiff's counsel to file an amended complaint by August 31, 2021 and entered a briefing schedule on the defendants’ anticipated motions to dismiss the amended complaint. On August 26, 2021, the District Court extended the time for the lead plaintiff's counsel to file the Amended Complaint until September 14, 2021. On September 14, 2021, rather than filing an amended complaint, the lead plaintiff's counsel cited the results of its own

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
investigation and moved to voluntarily dismiss all claims in the action without prejudice. The District Court granted the motion and entered the dismissal order the next day.
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) (“Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the “Churchill Defendants”) and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint and on August 9, 2021, the plaintiffs filed a consolidated brief opposing those motions. On September 10, 2021, the Company and the Churchill Defendants filed their reply briefs. The Vice Chancellor for the Delaware Court of Chancery (“Chancery Judge”) entertained oral argument on the Company’s and the Churchill Defendants’ respective motions to dismiss on September 20, 2021 and took the Defendants’ motions to dismiss under advisement. We expect the Chancery Judge to rule on the motions before year-end.
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
7.Shareholder's Equity
On August 27, 2021, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $250,000,000 of its Class A common stock from time to time through December 31, 2022.
8.Stock-Based Compensation
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
During the nine months ended September 30, 2021, activity under the 2020 Omnibus Incentive Plan is summarized in the table below:

	Employee RS	Director RSUs	Employee RSUs	Employee NQSOs	Fixed Value RSUs(1)
Nonvested as of December 31, 2020	1,468,750	42,847	—	—	—
Awarded	133,689	87,275	2,882,509	2,450,104	259,067
Vested	(930,564)	(48,061)	(265,173)	—	—
Forfeited	(671,875)	—	—	—	—
Nonvested as of September 30, 2021	—	82,061	2,617,336	2,450,104	259,067
(1)The number of nonvested Fixed Value RSUs is an estimate based on the price of the Company's Class A common stock as of the grant date, the actual number of shares issued pursuant to the Fixed Value RSUs will be based on the volume weighted average trading price of the common stock of the Company over the preceding 30 consecutive trading days prior to the grant's vesting date, which will occur at the earliest on January 31, 2022.
On August 4, 2021, the Company granted $2.0 million of Fixed Value RSUs to the chief executive officer as part of the side letter agreement entered into on the same date. The required service period of the grant is the time between the grant date and the earliest vesting date of January 31, 2022, and the compensation cost related to the grant will be amortized ratably over the service period. This grant is accounted for as liability-classified award because the obligation is based on fixed monetary amount that was known at inception of the obligation, to be settled with a variable number of shares of our common stock.
Compensation cost charged to expense related to share-based compensation arrangements was $4.8 million and $13.2 million and $262.4 million and $299.6 million for the three and nine months ended September 30, 2021 and 2020, respectively.
9.Basic and Diluted Earnings and Loss Per Share
Basic and diluted earnings and loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except number of shares and per share data)	2021	2020	2021	2020
Numerator for earnings per share calculation
Net Income (Loss)	$78,197	$(288,402)	$77,142	$(347,242)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	652,520,691	415,700,000	654,414,644	415,700,000
Effect of stock-based compensation	361,714	—	401,851	—
Weighted average number of shares outstanding – diluted	652,882,405	415,700,000	654,816,495	415,700,000
Income (Loss) per share – basic and diluted:
Net income (loss) per share – basic	$0.12	$(0.69)	$0.12	$(0.84)
Net income (loss) per share – diluted	$0.12	$(0.69)	$0.12	$(0.84)
Earnings per share calculations for all periods prior to the Transactions have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse recapitalization. Subsequent to the Transactions, earnings per share will be calculated based on the weighted average number of shares of common stock then outstanding.
As of the three and nine months ended September 30, 2021, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 unvested founder shares. Additionally, we have excluded from the calculation of diluted net income per share awards within the 2020 Omnibus Incentive Plan whose effect would have been anti-dilutive of 3,433,850 and 3,652,541 for the three and nine months ended September 30, 2021, respectively.
There were no warrants, options, unvested founder shares, or 2020 Omnibus Incentive Plan awards for the three and nine months ended September 30, 2020.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
10.Related Party Transactions
The accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) include expenses and revenues to and from related parties for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues	$476	$509	$1,915	$1,545
Total revenues from related parties	476	509	1,915	1,545
Cost of services	(755)	(500)	(2,184)	(1,666)
General and administrative	(66)	(63)	(479)	(163)
Total expense from related parties	$(821)	$(563)	$(2,663)	$(1,829)
The accompanying unaudited condensed consolidated balance sheets include accruals from related parties as of September 30, 2021 and December 31, 2020 as follows:

(in thousands)	September 30, 2021	December 31, 2020
Current liabilities:
Accounts payable	$2,606	$2,725
Total liabilities from related parties	$2,606	$2,725
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
Cautionary Note Regarding Forward-looking Statements
All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. When used in this Quarterly Report, words such as “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business. Factors that may impact such forward-looking statements include:
•the impact of COVID-19 and its related effects on our projected results of operations, financial performance or other financial metrics;
•loss of our customers, particularly our largest customers;
•decreases in our existing market share or the size of our Preferred Provider Organization (“PPO”) networks;
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
•changes in our industry;
•interruptions or security breaches of our information technology systems and other cyber security attacks;
•our ability to protect proprietary applications;
•our inability to expand our network infrastructure;
•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;
•changes in our regulatory environment, including healthcare law and regulations;
•the expansion of privacy and security laws;

•heightened enforcement and investigations activity by government agencies;
•our ability to pay interest and principal on our notes and other indebtedness;
•the possibility that we may be adversely affected by other political, economic, business, and/or competitive factors;
•other factors disclosed in this Quarterly Report; and
•other factors beyond our control.
The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors referred to under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report or as described in our 2020 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
Our customers almost entirely are payors. We offer these payors a single electronic gateway to a comprehensive set of services in each of the three categories (Analytics-Based Services, Network-Based Services, and Payment and Revenue Integrity Services), which are used in combination or individually to reduce the medical cost burden on healthcare payors and patients while fostering efficient payments to the providers. These offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation’s largest commercial payors. For the nine months ended September 30, 2021 and year ended December 31, 2020 our expansive network included access to over 1.2 million healthcare providers. Our comprehensive services identified approximately $16.0 billion and $18.8 billion in potential medical cost savings in the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.
Uncertainty Relating to the COVID-19 Pandemic
As discussed above in Note 1 General Information and Basis of Accounting of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, COVID-19 has negatively impacted our business, results of operations and financial condition during 2020 and the nine months ended September 30, 2021.
We temporarily closed all of our offices and restricted travel due to concern for our employees' health and safety and also in compliance with state orders. Most of our approximately 2,400 employees continue to work remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.

Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 as compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. For the three and nine months ended September 30, 2021, the Company's revenues continue to be negatively impacted, but to a lesser extent compared to 2020 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Nine Months Ended September 30,
(in billions)	2021	2020
Medical charges processed(1)(3)	$88.7	$75.0
Potential medical cost savings(2)(3)	$16.0	$13.7
_____________________________
(1)Medical charges processed represent the aggregate dollar amount of claims processed by our cost management solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our cost management solutions. Medical charges processed includes medical charges processed on HST acquired claims of $1.4 billion for the nine months ended September 30, 2021 and no medical charges processed by HST were included for 2020. Medical charges processed exclude medical charges processed by DHP in both time periods.
(2)Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims. Potential medical cost savings includes potential medical cost savings identified on HST acquired claims of $1.0 billion for the nine months ended September 30, 2021 and no potential medical cost savings for HST were included for 2020. Potential medical cost savings exclude potential medical cost savings identified by DHP in both time periods.
(3)Changes to previously reported medical charges processed and potential medical cost savings are due to client claim resubmissions or cancellation of claims. Examples of these changes include, but are not limited to, adjudication changes, billing changes, and elimination of claims that were later determined to be invalid. In second quarter 2021, we introduced a change in methodology to exclude from the current and prior periods certain claims, the inclusion of which distorts the underlying trends in our core claim processing activities. We believe this change in methodology improves the comparability of current and prior periods.

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
Amortization of intangible assets
Amortization of intangible assets includes amortization of the value of our customer relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by H&F, as well as recent acquisitions of HST and DHP by the Company.
Interest expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs, discounts and premiums.
Interest income
Interest income consists primarily of bank interest.
Loss on extinguishment of debt
The Company recognizes a loss on extinguishment of debt for the difference between the net carrying amount of the extinguished debt immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.

Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. The changes for the three and nine months ended September 30, 2021 were primarily due to the change in the stock price of the Company's Class A common stock over the reporting period.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$78,197	$(288,402)	$77,142	$(347,242)
Adjustments:
Interest expense	67,512	82,275	195,233	259,290
Interest income	(8)	(81)	(19)	(229)
Income tax provision (benefit)	19,565	(1,080)	23,817	(11,219)
Depreciation	15,783	15,262	48,956	44,903
Amortization of intangible assets	85,167	83,513	255,042	250,540
Non-income taxes	105	415	1,107	1,335
EBITDA	$266,321	$(108,098)	$601,278	$197,378
Adjustments:
Other expenses	1,685	297	2,396	566
Integration expenses	4,875	715	9,563	743
Change in fair value of Private Placement Warrants and unvested founder shares	(76,636)	—	(35,451)	—
Transaction-related expenses	1,541	2,464	7,972	5,162
Loss (gain) on investments	—	7,784	(25)	7,784
Loss on extinguishment of debt	15,823	—	15,823	—
Stock-based compensation	4,752	262,356	13,194	299,628
Adjusted EBITDA	$218,361	$165,518	$614,750	$511,261
Material differences between MultiPlan Corporation and MPH for the three and nine months ended September 30, 2021 include differences in interest expense, change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation. For the three and nine months ended September 30, 2021, interest expense for MultiPlan Corporation is $20.5 million and $61.4 million higher than interest expense, respectively, for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes (issued on October 8, 2020). For the three and nine months ended September 30, 2021, the change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

($ in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$78,197	$(288,402)	$77,142	$(347,242)
Adjustments:
Amortization of intangible assets	85,167	83,513	255,042	250,540
Stock-based compensation	4,752	262,356	13,194	299,628
Transaction-related expenses	1,541	2,464	7,972	5,162
Loss (gain) on investments	—	7,784	(25)	7,784
Loss on extinguishment of debt	15,823	—	15,823	—
Other expenses	1,685	297	2,396	566
Integration expenses	4,875	715	9,563	743
Change in fair value of Private Placement Warrants and unvested founder shares	(76,636)	—	(35,451)	—
Estimated tax effect of adjustments	(26,564)	(20,877)	(73,764)	(61,679)
Adjusted net income	$88,840	$47,850	$271,892	$155,502

Weighted average shares outstanding – Basic	652,520,691	415,700,000	654,414,644	415,700,000

Net loss per share – basic	$0.12	$(0.69)	$0.12	$(0.84)
Adjusted EPS	$0.14	$0.12	$0.42	$0.37
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
The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through September 30, 2021, HST's impact on revenues and net earnings was not material.
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through September 30, 2021, DHP's impact on revenues and net earnings was not material. In connection with the DHP acquisition, the Company incurred transaction-related expenses of $0.6 million for the year ended December 31, 2020 and $0.1 million and $4.7 million for the three and nine months ended September 30, 2021, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
Debt Refinancings, Repayments and Repricing
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of the Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount and a maturity date of October 15, 2027. The Senior Convertible PIK Notes will accrue interest at a rate per annum equal to six percent (6.00%) with respect to Cash Interest and seven percent (7.00%) with respect to PIK Interest. The Company must elect prior to the third business day prior to any interest payment date to pay Cash Interest or PIK Interest for such interest period; provided that prior to any such election, the Company is deemed to have selected Cash Interest.
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
On October 29, 2020, we made a principal prepayment of the Term Loan G in the amount of $369.0 million. This prepayment reduces interest expense for Term Loan G for this and future time periods.
On August 24, 2021, MPH issued new senior secured credit facilities comprised of $1,325.0 million of Term Loan B and $450.0 million of a Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, issued with a discount of 1.00%, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G for a total redemption price of $2,354.6 million, and pay fees and expenses in connection therewith.
Interest on Term Loan B and Revolver B is calculated, at MPH’s option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH’s first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.75% as of September 30, 2021 and the interest rate in effect for Term Loan G was 3.75% as of September 30, 2020.
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement.
The interest rate on the 5.50% Senior Secured Notes is fixed at 5.50%, and is payable semi-annually on March 1 and September 1 of each year.

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
In connection with the August 24, 2021 refinancing, the Company wrote off $2.7 million of the term loan discount and $6.4 million of debt issuance costs, and incurred an expense of $6.7 million for lender and third party fees. These amounts are included in Loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
In the years ended December 31, 2019, 2018, and 2017, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments of Term Loan G made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the nine months ended September 30, 2020.
Stock-Based Compensation
Prior to the consummation of the Transactions, we were a wholly owned subsidiary of Holdings and our stock-based compensation was granted to employees in the form of Units via a Class B Unit Award Agreement. The fair value of the Units was remeasured at each reporting period. The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result the incentive plan was liquidated. For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense under the Class B Unit Award Agreement of $262.4 million and $299.6 million, respectively, in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
Since the consummation of the Transactions, the Company has operated under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs and Director RSUs. Stock-based compensation is measured at the grant date based on the fair value of the award.
During the nine months ended September 30, 2021, the Company has granted 2.5 million Employee NQSOs, 2.9 million Employee RSUs, 0.1 million Employee RS, 0.3 million Fixed Value RSUs and 0.1 million Director RSUs under the 2020 Omnibus Incentive Plan. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $4.8 million and $13.2 million, respectively, in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
The following table provides the results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Network-Based Services	$66,966	$65,323	$1,643	2.5%	$208,404	$200,448	$7,956	4.0%
Analytics-Based Services	185,812	133,119	52,693	39.6%	513,765	407,216	106,549	26.2%
Payment and Revenue Integrity Services	35,434	25,075	10,359	41.3%	97,179	74,755	22,424	30.0%
Total Revenues	$288,212	$223,517	$64,695	28.9%	$819,348	$682,419	$136,929	20.1%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses excluding stock-based compensation	38,463	31,961	6,502	20.3%	108,660	95,745	12,915	13.5%
Stock-based compensation	1,719	108,777	(107,058)	(98.4)%	2,171	126,723	(124,552)	(98.3)%
Personnel expenses including stock-based compensation	40,182	140,738	(100,556)	(71.4)%	110,831	222,468	(111,637)	(50.2)%
Access and bill review fees	2,810	3,583	(773)	(21.6)%	9,746	10,889	(1,143)	(10.5)%
Other cost of services expenses	1,596	3,545	(1,949)	(55.0)%	8,109	11,088	(2,979)	(26.9)%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	44,588	147,866	(103,278)	(69.8)%	128,686	244,445	(115,759)	(47.4)%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	33,647	20,337	13,310	65.4%	91,149	56,080	35,069	62.5%
Stock-based compensation	3,033	153,579	(150,546)	(98.0)%	11,023	172,905	(161,882)	(93.6)%
Transaction-related expenses	1,541	2,464	(923)	(37.5)%	7,972	5,162	2,810	54.4%
Total general and administrative expenses	38,221	176,380	(138,159)	(78.3)%	110,144	234,147	(124,003)	(53.0)%
Depreciation expense	15,783	15,262	521	3.4%	48,956	44,903	4,053	9.0%
Amortization of intangible assets	85,167	83,513	1,654	2.0%	255,042	250,540	4,502	1.8%
Operating income (loss)	104,453	(199,504)	303,957	152.4%	276,520	(91,616)	368,136	401.8%
Interest expense	67,512	82,275	(14,763)	(17.9)%	195,233	259,290	(64,057)	(24.7)%
Interest income	(8)	(81)	73	90.1%	(19)	(229)	210	91.7%
Loss on extinguishment of debt	15,823	—	15,823	100.0%	15,823	—	15,823	100.0%
Loss (gain) on investments	—	7,784	(7,784)	(100.0)%	(25)	7,784	(7,809)	(100.3)%
Change in fair value of Private Placement Warrants and unvested founder shares	(76,636)	—	(76,636)	(100.0)%	(35,451)	—	(35,451)	(100.0)%
Net income (loss) before taxes	97,762	(289,482)	387,244	133.8%	100,959	(358,461)	459,420	128.2%
Provision (benefit) for income taxes	19,565	(1,080)	20,645	NM	23,817	(11,219)	35,036	312.3%
Net income (loss)	$78,197	$(288,402)	$366,599	127.1%	$77,142	$(347,242)	$424,384	122.2%
_____________________
NM = Not meaningful

Revenues
The increase in revenues for the three and nine months ended September 30, 2021 as compared to revenues for the three and nine months ended September 30, 2020 was primarily due to increases in claims volumes and changes in the mix of claims due to the reductions in COVID-19 restrictions on medical services that were in place in second and third quarter 2020, the acquisitions of DHP and HST and revenue growth from existing customers. Acquired revenues related to the acquisitions of DHP and HST were $12.4 million and $31.3 million for the three and nine months ended September 30, 2021, respectively.
Network-Based Services revenues increased in the three and nine months ended September 30, 2021 as compared to revenues for the three and nine months ended September 30, 2020 primarily due to increases in claims volumes and changes in the mix of claims due to the reduction in COVID-19 restrictions on medical services that were in place in second and third quarter 2020.
Analytics-Based Services revenues increased for the three and nine months ended September 30, 2021 as compared to revenues for the three and nine months ended September 30, 2020 primarily due to revenue growth through an increase in claims volume from existing customers, increases in claims volumes and changes in the mix of claims due to the reductions in COVID-19 restrictions on medical services that were in place in second and third quarter 2020, and the acquisition of HST.
Payment and Revenue Integrity Services revenues increased for the three and nine months ended September 30, 2021 as compared to revenues for the three and nine months ended September 30, 2020 primarily due to the acquisition of DHP and partially due to changes in the mix of claims due to the reductions in COVID-19 restrictions on medical services that were in place in second and third quarter 2020.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of services (exclusive of depreciation and amortization of intangible assets)	$44,588	$147,866	$(103,278)	(69.8)%	$128,686	$244,445	$(115,759)	(47.4)%
Less: stock-based compensation	1,719	108,777	(107,058)	(98.4)%	2,171	126,723	(124,552)	(98.3)%
Costs of services excluding stock-based compensation	$42,869	$39,089	$3,780	9.7%	$126,515	$117,722	$8,793	7.5%
The decrease in cost of services for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 was due to decreases in personnel expenses primarily related to stock-based compensation as explained below and decreases in access and bill review fees.
The decrease in personnel expenses, including contract labor, for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 was primarily due to decreases in stock-based compensation of $107.1 million and $124.6 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively, partially offset by increases in other compensation related expenses, including salaries, bonus, commissions, fringe benefits and contract labor of $6.5 million and $12.9 million for the three and nine months ended September 30, 2021, respectively. The change in stock-based compensation expense over these time periods was primarily the result of changes in the stock-based compensation plans as described above in the Factors Affecting the Comparability of our Results of Operations.
The decrease in access and bill review fees was primarily due to reductions in network access fees for accessing non-owned third-party provider networks, primarily due to reduced volume and a renegotiated agreement with one of our large leased networks.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative expenses	$38,221	$176,380	$(138,159)	(78.3)%	$110,144	$234,147	$(124,003)	(53.0)%
Less: stock-based compensation	3,033	153,579	(150,546)	(98.0)%	11,023	172,905	(161,882)	(93.6)%
Less: transaction-related expenses	1,541	2,464	(923)	(37.5)%	7,972	5,162	2,810	54.4%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$33,647	$20,337	$13,310	65.4%	$91,149	$56,080	$35,069	62.5%

The decrease in general and administrative expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 was primarily due to a decrease in personnel expenses of $143.8 million, a decrease in transaction costs of $0.9 million, and an increase in the capitalized software development offset of $4.4 million, offset by an increase in insurance of $1.8 million primarily related to higher D&O insurance as a result of being a public company, an increase in professional fees of $2.9 million including higher legal, audit, and consulting fees, an increase in integration costs of $4.2 million primarily related to the acquisitions of HST and DHP, an increase in the loss on disposal of assets of $1.6 million as a result of a periodic review of capitalized computer hardware and software, and an increase in other general and administrative expenses of $0.4 million. The decrease in personnel expenses of $143.8 million was due to a decrease in stock-based compensation of $150.5 million, partially offset by an increase in other compensation related expenses, including salaries, bonus, fringe benefits, and contract labor of $6.7 million.
The decrease in general and administrative expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 was primarily due to a decrease in personnel expenses of $148.0 million and an increase in the capital development offset of $4.7 million, offset by an increase in professional fees of $7.2 million including higher legal, audit, and consulting fees, an increase in insurance of $5.4 million primarily related to higher D&O insurance as a result of being a public company, an increase in transactions costs of $2.8 million, an increase in integration expenses of $8.8 million primarily related to the acquisitions of HST and DHP, an increase in equipment lease and maintenance expenses of $2.1 million, an increase in the loss on disposal of assets of $2.2 million based on a periodic review of capitalized computer hardware and software, and increase in other general and administrative expenses of $0.2 million. The decrease in personnel expenses of $148.0 million was due to a decrease in stock-based compensation of $161.9 million, partially offset by an increase in other compensation related expenses, including salaries, bonus, fringe benefits, and contract labor of $13.9 million. The increase in transactions costs of $2.8 million was primarily due to costs associated with the acquisition of DHP on February 26, 2021. See Note 2 Business Combinations of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the acquisition of DHP.
Depreciation Expense
The increase in depreciation expense for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was due to purchases of property and equipment, including internally generated capitalized software in the nine months ended September 30, 2021 and year ended December 31, 2020, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in the amortization of intangible assets for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 was primarily due to the acquisitions of HST and DHP. This expense represents the amortization of intangible assets, as explained above and in the notes to the unaudited condensed consolidated financial statements.
Interest Expense
The decrease in interest expense for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 was due to the effect of (i) the Transactions on October 8, 2020 where we redeemed our

Senior PIK Notes (8.500% interest rate) and issued Convertible PIK Notes (6.000% interest rate), (ii) the Refinancing on October 29, 2020 where we prepaid $369.0 million of principal balance on Term Loan G and we redeemed the 7.125% Notes and issued 5.750% Notes, and (iii) the refinancing on August 24, 2021 where MPH issued new senior secured credit facilities comprised of Term Loan B and Revolver B, and issued the 5.50% Senior Secured Notes, using the net proceeds to repay all of the outstanding balance of Term Loan G.
In the years ended December 31, 2017, 2018 and 2019, we did not recognize expense for the portions of debt issuance costs related to the amounts of the principal loan prepayments made in each year, which resulted in an understatement of long-term debt of $2.3 million as of December 31, 2019. We corrected this error as an out-of-period adjustment resulting in an overstatement of interest expense of $2.3 million in the nine months ended September 30, 2020.
As of September 30, 2021, our long-term debt was $4,893.3 million and included (i) $1,325.0 million Term Loan B, discount on Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $28.7 million (reduction in discount on Senior Convertible PIK Notes from December 30, 2020 relates to the adoption of ASU 2020-06 effective January 1, 2021), and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $39.8 million. As of September 30, 2021, our total debt had an annualized weighted average cash interest rate of 4.85%.
As of December 31, 2020, our long-term debt was $4,578.5 million and included (i) $2,341.0 million Term Loan G, discount on Term Loan G of $3.8 million, (ii) $1,300.0 million of 5.750% Senior Notes, (iii) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $329.5 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $29.3 million. As of December 31, 2020, our total debt had a weighted average interest rate of 4.91%
Loss on extinguishment of debt
As a result of the refinancing transactions of August 24, 2021, the Company recognized a loss on debt extinguishment of $15.8 million representing the difference between Term Loan G's net carrying amount immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures the fair value of the Private Placement Warrants and unvested founder shares at each reporting period. From December 31, 2020 to September 30, 2021, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $12.3 million and $23.2 million, respectively. The decrease was primarily due to the decrease in the stock price of the Company's Class A common stock over that period.
(Benefit) Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2021 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of our acquisitions, changes in the Company's deferred state tax rate due to operations, and state tax expense. Our effective tax rate for nine months ended September 30, 2020 differed from the statutory rate primarily due to state taxes and stock-based compensation expense.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $225.1 million and $450.0 million of loan availability under the revolving credit facility. In connection with the Refinancing, the commitments under the revolving credit facility were increased from $100.0 million to $450.0 million and $369.0 million of indebtedness under the Term Loan G was repaid. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. We have three letters of credit totaling $1.8 million as of September 30, 2021. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits. Effective starting in fourth quarter 2020, these letters of credit are no longer utilized against the revolver. See Note 3 Long-Term Debt of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further information on the August 24, 2021 refinancing.
On August 27, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $250.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2022. As of September 30, 2021, the Company has repurchased $61.1 million of its Class A common stock as part of this program using cash on hand.

Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for at least the next twelve months. We may from time to time at our sole discretion, purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$371,426	$332,301
Investing activities	$(201,197)	$(150,328)
Financing activities	$(71,844)	$9
Cash Flows from Operating Activities
Cash flows from operating activities provided $371.4 million for the nine months ended September 30, 2021 and $332.3 million for the nine months ended September 30, 2020. This $39.1 million increase in cash flows from operating activities was primarily the result of an increase in net income of $424.4 million, offset by a decrease in adjustments for non-cash items of $339.8 million and an increase in net working capital of $45.5 million.
The $339.8 million decrease in non-cash items was primarily due to a decrease in deferred income taxes of $32.6 million, a decrease in the change in fair value of Private Placement Warrants and unvested founder shares of $35.5 million, a decrease in stock-based compensation of $286.4 million, a decrease in loss on equity investments of $7.8 million, a decrease in non-cash interest costs of $3.0 million including decreases in debt issue costs, and a decrease in amortization of right of use asset of $1.2 million, offset by an increase in loss on extinguishment of debt of $15.8 million, an increase in depreciation of $4.1 million, an increase in amortization of intangible assets of $4.5 million, and an increase in loss on disposal of property and equipment of $2.3 million.
During the nine months ended September 30, 2021, $46.5 million was provided by changes in net working capital including an increase in accounts payable and accrued expenses and other expenses of $47.3 million and a decrease in prepaid expenses and other assets of $4.7 million, offset by an increase in prepaid taxes of $— million, an increase in net accounts receivable of $0.5 million primarily due to timing of collections, and a decrease in operating lease obligations of $5.0 million. The increase in accounts payable and accrued expenses and other expenses of $47.3 million was primarily due to an increase in accrued interest of $48.8 million and accrued compensation of $17.8 million, offset by $10.2 million in accrued taxes, and $9.1 million of other accounts payable and accrued expenses.
During the nine months ended September 30, 2020, $92.0 million was provided by changes in net working capital including a decrease in net accounts receivable of $23.2 million primarily due to declines in year-over-year revenues and timing of collections, a decrease in prepaid taxes of $2.1 million primarily due to a retrospective change in the tax law, an increase in accounts payable and accrued expenses and other expenses of $107.0 million primarily due to accrued transactions costs and accrued interest, offset by an increase in prepaid expenses and other assets of $34.3 million due to prepayment of deferred transaction costs, and a decrease in operating lease obligations of $6.1 million.

Cash Flows from Investing Activities
For the nine months ended September 30, 2021, net cash of $201.2 million was used in investing activities including $149.7 million for the acquisition of DHP and $57.2 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of an investment of $5.6 million. For the nine months ended September 30, 2020, net cash of $150.3 million was used in investing activities including $49.3 million for purchases of property and equipment and capitalization of software development and $101.0 million of purchases of equity investments.
Cash Flows from Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2021 were $71.8 million consisting primarily of repayments of Term Loan G of $2,341.0 million, $61.1 million of purchases of treasury stock, and $3.3 million of taxes paid on net settlement of vested share awards, offset by the issuance of Term Loan B of $1,299.0 million and the issuance of $1,034.6 million of the 5.50% Senior Secured Notes.
Cash flows provided in financing activities for the nine months ended September 30, 2020 consisted of $98.0 million of borrowings and $98.0 million of repayments on Revolver G.
Term Loans and Revolvers
On August 24, 2021, MPH issued new senior secured credit facilities comprised of $1,325.0 million of Term Loan B and $450.0 million of Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, issued with a discount of 1.00%, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.75% as of September 30, 2021 and the interest rate in effect for Term Loan G was 3.75% as of September 30, 2020.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at September 30, 2021 and 0.25% at September 30, 2020. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
Senior Notes
On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million, which included a redemption premium and accrued interest. The interest rate on the Senior PIK Notes was fixed at 8.5% and was payable semi-annually on June 1 and December 1 of each year.
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027. Prior to the adoption of ASU 2020-06 on January 1, 2021, the nature of the notes required management to separate the Senior Convertible PIK Notes into liability and equity components. ASU 2020-06’s elimination of the beneficial conversion guidance resulted in "recombining" the equity and debt components of the Senior Convertible PIK Notes into a single liability. As a result, $297.9 million of the discount on the liability created by recognition of a component of the convertible debt in equity was eliminated. See Note 1 General Information and Basis of Accounting and Note 3 Long-Term Debt of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further detail.
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
On October 29, 2020, the Company issued $1,300.0 million in aggregate principal amount of the 5.750% Notes. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750%, and is payable semi-annually on May 1 and November 1 of each year.
On August 24, 2021 MPH issued $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes with a maturation date of September 1, 2028. The interest rate on the 5.50% Senior Secured Notes is fixed at 5.50%, and is payable semi-annually on March 1 and September 1 of each year. The 5.50% Senior Secured Notes are guaranteed and secured as described below under “—Guarantees and Security.”
Debt Covenants and Events of Default
We are subject to certain affirmative and negative debt covenants under the debt agreements governing our indebtedness that limit our and/or certain of our subsidiaries' ability to engage in specific types of transactions. These covenants limit our and/or certain of our subsidiaries' ability to, among other things:
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
•prepay junior debt and make certain investments;
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of its business units, assets or other properties; and
•engage in transactions with our affiliates.
Certain covenants related to the 5.50% Senior Secured Notes will cease to apply to the 5.50% Senior Secured Notes for so long as such notes have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings.
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 2.68 times and 3.14 times as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020 we were in compliance with all of the debt covenants.
The debt agreements governing the new senior secured credit facilities, Term Loan G, the Revolver G, the 5.750% Notes and the 5.50% Senior Secured Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the new senior secured credit facilities and the 5.50% Senior Secured Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the new senior secured credit facilities, Term Loan G and the Revolver G, any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
See the footnotes to the EBITDA and Adjusted EBITDA reconciliation table provided above under "Non-GAAP Financial Measures" for material differences between the financial information of MultiPlan and MPH.
Guarantees and Security
All obligations under the debt agreements governing Term Loan B, Revolver B and the 5.50% Senior Secured Notes are unconditionally guaranteed by MPH Acquisition Corp. 1, the direct holding company parent of MPH, and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized restricted subsidiary of MPH (subject to certain exceptions). All such obligations, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien shared between the senior secured credit facilities and the 5.50% Senior Secured Notes on substantially all of MPH’s and the subsidiary guarantors’ tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2020 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2020 Annual Report. As of September 30, 2021, our critical accounting policies and estimates have not changed from those described in our 2020 Annual Report, except for the policies related to convertible notes, which changed as a result of the adoption of a new accounting pronouncement, and stock-based compensation, which changed as a result of the grant of stock options and Fixed Value RSUs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2020 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of September 30, 2021, there were no material changes in the market risks described in our 2020 Annual Report.

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
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021, solely as a result of the following material weaknesses in internal control over financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in our annual report on Form 10-K for the year ended December 31, 2020, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2020 and continue to exist as of September 30, 2021:
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
These material weaknesses did not result in any material misstatements to our unaudited condensed consolidated financial statements for the three months ended September 30, 2021.
Remediation of Material Weaknesses
In 2020, the Company took the following actions to remediate the material weaknesses:
•The Company hired a Senior Vice President and Chief Accounting Officer, a Vice President of Internal Audit, and an Assistant Vice President and Assistant General Counsel, Securities in September 2020, October 2020, and December 2020, respectively.
•The Company engaged a professional services firm to assist in the design and documentation of formal policies, procedures and internal controls.
Building on our efforts during 2020, during the first three quarters of 2021, the Company took the following additional actions:
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
•The Company started the evaluation of its key internal controls over financial reporting covering entity-level controls, and business process controls. Upon completion of the interim testing of key controls, Management will continue to assess its internal controls, remediate any identified deficiencies and continue to enhance its key financial reporting controls.
•The Company worked to strengthen the internal control environment by conducting training on policies and procedures, standardizing business practices, improving communication, leadership, and process improvement within various financial functional areas.
•The Company established a repeatable formal process and timeline for periodic financial close and reporting which supports public company reporting requirements. An SEC Reporting solution was implemented to complement the public company reporting process.

•The Company continues to evaluate the need for additional resources with the requisite knowledge of accounting and financial reporting while supplementing existing resources with temporary resources to assist with performing technical accounting activities.
We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In the putative securities class action complaint captioned In re MultiPlan Corporation Securities Litigation (formerly Kong v. MultiPlan Corporation et al.), No. 2:21-cv-3186-RPK-RER (E.D.N.Y.) filed in the United States District Court for the Eastern District of New York (the “District Court”), plaintiffs asserted claims against the Company, the Company’s Chief Executive and Chief Financial Officer, and other individuals and entities involved in the Transactions, including certain members of the Company’s board of directors, for purported violations of the Securities Exchange Act of 1934 and related rules based on alleged material misrepresentations and omissions concerning the Transactions and in our public disclosures. The suit was originally filed with the District Court on June 4, 2021 and on June 21, 2021 the District Court appointed a lead plaintiff. On July 23, 2021, the District Court directed the lead plaintiff's counsel to file an amended complaint by August 31, 2021 and entered a briefing schedule on the defendants’ anticipated motions to dismiss the amended complaint. On August 26, 2021, the District Court extended the time for the lead plaintiff's counsel to file the Amended Complaint until September 14, 2021. On September 14, 2021, rather than filing an amended complaint, the lead plaintiff's counsel cited the results of its own investigation and moved to voluntarily dismiss all claims in the action without prejudice. The District Court granted the motion and entered the dismissal order the next day.
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) (“Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the “Churchill Defendants”) and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint and on August 9, 2021, the plaintiffs filed a consolidated brief opposing those motions. On September 10, 2021, the Company and the Churchill Defendants filed their reply briefs. The Vice Chancellor for the Delaware Court of Chancery (“Chancery Judge”) entertained oral argument on the Company’s and the Churchill Defendants’ respective motions to dismiss on September 20, 2021 and took the Defendants’ motions to dismiss under advisement. We expect the Chancery Judge to rule on the motions before year-end.
We cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual in connection with these matters as of September 30, 2021.
Item 1A. Risk Factors
There have been no material changes, except for the following, during the nine months ended September 30, 2021 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2020 Annual Report.
Our Private Placement Warrants and unvested founder shares are accounted for as derivative liabilities and changes in fair value for each period are reported in earnings, which may have an adverse effect on the market price of our Class A common stock.
As of September 30, 2021, we had Private Placement Warrants exercisable for an aggregate of 24,500,000 shares of our Class A common stock and unvested founder shares contingently issuable for an aggregate of 12,404,080 shares of our Class A common stock outstanding. We account for the Private Placement Warrants and unvested founder shares as liabilities. At each reporting period (i) the accounting treatment of the Private Placement Warrants and unvested founder shares will be re-evaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the Private Placement Warrants and unvested founder shares will be remeasured and the change in the fair value of the liability will be recorded as Change in fair value of Private Placement Warrants and unvested founder shares in our Statements of Loss and Comprehensive Loss. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, risk-free rate and discount for lack of marketability. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the outstanding Private Placement Warrants, unvested founder shares or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below represents the Company’s repurchase of shares of its Class A common stock during the three months ended September 30, 2021.

(in thousands, except share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased
Period
July 1 - 31, 2021
Repurchase program(a)	—	$—	—	$—
Employee transactions(b)	32,556	$7.26	—	$—

August 1 - 31, 2021
Repurchase program(a)	—	$—	—	$250,000
Employee transactions(b)	—	$—	—	$—

September 1 - 30, 2021
Repurchase program(a)	10,009,831	$6.10	10,009,831	$188,920
Employee transactions(b)	—	$—	—	$—

Total
Repurchase program(a)	10,009,831	$6.10	10,009,831	$188,920
Employee transactions(b)	32,556	$7.26	—	$—
(a) On August 27, 2021, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $250,000,000 of its Class A common stock from time to time through December 31, 2022. Repurchases under the share repurchase program may be made in amounts and at prices the Company deems appropriate and may be made pursuant to a trading plan intended to qualify under Rule 10b5-1 of the Exchange Act. Repurchases by the Company under the share repurchase program will be subject to general market and economic conditions, applicable legal requirements and other considerations, and the share repurchase program may be suspended, modified or discontinued at any time without prior notice at the Company’s discretion.
(b) Represents share of Class A common stock repurchased to satisfy tax withholding obligations arising upon the vesting of certain restricted shares issued under the 2020 Omnibus Incentive Plan.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of August 24, 2021, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-39228	4.1	August 25, 2021
4.2	Form of 5.50% Senior Secured Note due 2028 (included in Exhibit 4.1)	8-K	001-39228	4.2	August 25, 2021
10.1	Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer	8-K	001-39228	10.1	August 25, 2021
10.2+	Side Letter between Mark H. Tabak and MultiPlan, Inc., effective August 4, 2021, amending the Amended and Restated Employment Agreement by and between Mr. Tabak, MultiPlan, Inc. and Polaris Investment Holdings, L.P.	8-K	001-39228	10.1	August 6, 2021
10.3+	Side Letter between David L. Redmond and MultiPlan, Inc., effective August 4, 2021, amending the Amended and Restated Employment Agreement by and between Mr. Redmond, MultiPlan, Inc. and Polaris Investment Holdings, L.P.	8-K	001-39228	10.2	August 6, 2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Denotes a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: November 4, 2021

MULTIPLAN CORPORATION

By:	/s/ David L. Redmond
David L. Redmond
Executive Vice President and Chief Financial Officer