Form 10-K
period 2021-12-31
MultiPlan Corp
filed 2022-02-25
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No  ☒
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on June 30, 2021, was approximately $2,566.4 million.
As of February 21, 2022, 638,595,450 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to MultiPlan Corporation and its subsidiaries.
GLOSSARY
Unless otherwise stated in this Annual Report on Form 10-K (this "Annual Report") or the context otherwise requires, references to:
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
"CECL" are to the accounting standard on the current expected credit losses methodology issued by the FASB;
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
"Convertible PIPE Investment" are to the private placement pursuant to which the Company entered into subscription agreements with certain investors whereby such investors agreed to buy $1,300,000,000 in aggregate principal amount of Senior Convertible PIK Notes. The Convertible PIPE Investment was consummated on the Closing Date;
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
"H&F" are to Hellman & Friedman Capital Partners VIII, L.P.;
"HIPAA" are to the Health Insurance Portability and Accountability Act and the Health Information Technology for Economic and Clinical Health Act, each as amended, and the regulations that implement such laws;
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
"OCR" are to U.S. Department of Health and Human Services Office for Civil Rights;
"Other expenses" represents miscellaneous expenses, gain or loss on disposal of assets, gain or loss on disposal of leases, tax penalties, non-integration related severance costs, and management fees;
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

"PwC" are to PricewaterhouseCoopers LLP (PCAOB ID 238);
"Qualifying Payment Amount" or "QPA" are, with respect to a sponsor of a group health plan and health insurance issuer offering group or individual health insurance coverage, for an item or service furnished during 2022, the median of contracted rates recognized by the plan or issuer, respectively, as the total maximum payment under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the same geographic region in which the item or service is furnished, consistent with the methodology established by the U.S. Department of Health and Human Services ("HHS") in regulations, and increased by the percentage increase in the consumer price index for all urban consumers (United States city average) over 2019, such percentage increase over 2020, and such percentage increase over 2021, as described in 42 U.S.C. § 300gg-111 and HHS regulations;
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

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes statements that express our and our subsidiaries' opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, "forward-looking statements" These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "seeks," "projects," "intends," "plans," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and these forward-looking statements reflect management's expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management's expectations, beliefs and forecasts concerning future events impacting our business. Factors that may impact such forward-looking statements include:
•the impact of the ongoing COVID-19 pandemic and its related effects on our results of operations, financial performance, liquidity or other financial metrics;
•loss of our customers, particularly our largest customers;
•inability to preserve or increase our existing market share or the size of our PPO networks;
•effects of competition;
•effects of pricing pressure;
•the inability of our customers to pay for our services;
•decreases in discounts from providers;
•the loss of our existing relationships with providers;
•the loss of key members of our management team or inability to maintain sufficient qualified personnel;
•pressure to limit access to preferred provider networks;
•the ability to achieve the goals of our strategic plans and recognize the anticipated strategic, operational, growth and efficiency benefits when expected;
•our ability to enter new lines of business and broaden the scope of our services;
•our ability to identify, complete and successfully integrate acquisitions;
•our ability to obtain additional financing; changes in our industry and in industry standards and technology; interruptions or security breaches of our information technology systems;
•our ability to protect proprietary information, processes and applications;
•our ability to maintain the licenses or right of use for the software we use;
•our inability to expand our network infrastructure;
•changes in accounting principles or the incurrence of impairment charges;
•our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;
•changes in our regulatory environment, including healthcare law and regulations;
•the expansion of privacy and security laws;
•heightened enforcement activity by government agencies;
•our ability to pay interest and principal on our notes and other indebtedness;

•lowering or withdrawal of our credit ratings;
•the possibility that we may be adversely affected by other political, economic, business, and/or competitive factors;
•adverse outcomes related to litigation or governmental proceedings;
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

Part I
Item 1.    Business
Overview
MultiPlan is a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical cost and improving billing and payment accuracy for the payors of healthcare, which are health insurers, self-insured employers and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Our predecessor was founded in 1980 as a New York-based hospital network and we have evolved both organically and through acquisition into a national organization offering three categories of services:
•Analytics-Based Services: data-driven algorithms which detect claims over-charges and either negotiate or recommend fair reimbursement using a variety of data sources and pricing algorithms;
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest independent preferred provider organizations ("PPOs") in the United States with over 1.2 million healthcare providers under contract, as well as outsourced network development and/or management services; and
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically health plan administrators ("Payors"). We offer these Payors a single electronic gateway to a comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering independently developed fair and efficient payments to the providers. In essence, we sit in the midst of four constituencies – payors, employers/health plan sponsors, plan members and providers – offering an independent reimbursement solution to reduce healthcare costs in a manner that is orderly, efficient and fair to all parties involved, while also helping them to navigate the highly complex U.S. healthcare system.
These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the year ended December 31, 2021, our services identified approximately $21.7 billion in potential medical cost savings. In addition, because in most instances the fee for our services is directly linked to the savings utilized by our customers, our revenue model is aligned with the interests of our customers.
U.S. Healthcare Industry
According to Centers for Medicare and Medicaid ("CMS"), Americans spent $4.1 trillion, or 19.7% of U.S. GDP, on healthcare in 2020. That equates to about $12,530 per person and is projected to grow by 5.4% annually through 2028. CMS estimates that, at the current rate, healthcare spend will represent $6.2 trillion by 2028. The Census Bureau reports that about 298 million people in the U.S. had health insurance coverage in 2020, of which 177 million were covered under employer-sponsored plans. According to CMS, nearly 22 million people were enrolled in Medicare Advantage plans in 2020, and we conservatively estimate another 54 million were enrolled in managed Medicaid plans based on 2019 CMS figures. This means as many as 85% of those with health insurance coverage could benefit from the value MultiPlan delivers.
Medical spend is a function of both utilization and cost, and there are many factors driving the expected growth in both. Utilization is increasing due to a population that is both aging and experiencing more chronic disease. The advent of new treatments, modalities and technologies also spur utilization. Medical cost is increasing with increases in per-unit prices, driven in part by those same new treatments, modalities and technologies as well as the additional administrative burden of complying with new regulations. Costs also increase with the continued complexities of healthcare billing which lead to unintended billing issues. As expenditures continue to rise, stakeholders – and especially Payors – are becoming increasingly focused on solutions that reduce medical costs and improve billing and payment accuracy.
An estimated $1.2 trillion, or about a third of U.S. healthcare expenditures, are attributed to some form of waste or abuse that leads to overcharges. MultiPlan’s services directly address the category of waste/abuse that accounts for about $400 billion of this burden – excessive prices, clinical billing errors, suspect billing schemes and patterns, errors in enrollment data and, in some cases, services provided unnecessarily.

We believe cost management and billing and payment accuracy will continue to be highly important to Payors across the markets we serve. We expect growth in demand for these services will be driven by two major trends: (i) increasing costs per claim from medical inflation and technology enhancements and (ii) increasing treatment volume from an aging population and increases in the insured population. As medical activity rises as a result of an aging population and a focus on preventative healthcare and technological advances, medical claims volume and costs are expected to increase significantly, which we believe will further increase utilization of our solutions. We see opportunity in trying to counter the accelerating pace of medical cost inflation, leading to more savings for our customers, and associated revenues for the Company.
MultiPlan Solutions
Payors of healthcare have essentially three strategies for reducing medical cost: managing the utilization of medical services, lowering the per-unit cost of medical services incurred, and ensuring the services are reimbursed without error and accepted by the provider. MultiPlan services target the latter two of these approaches, as shown in the value chain from care to payment for healthcare services illustrated below.
Dotted box = addressed by MultiPlan Solutions
Analytics-Based Services.
Our Analytics-Based Services reduce the per-unit cost of claims using data-driven negotiation and/or reference-based pricing methodologies. These services generally are used in a solution hierarchy after network services to reduce claims with no available network contract, but also are used standalone. Value-Driven Health Plan services bundle network and reference-based pricing to enable a blended benefit plan design. All of the services in this category leverage our information technology platform, public data sources, and the billions of claims that we have reviewed and are included in our database reflecting both network and out-of-network priced claims, as well as the results of clinical coding analyses. They feature proprietary algorithms and machine learning/AI to allow claims to be processed quickly and accurately.
Reference-Based Pricing ("RBP"). RBP provides Payors with a recommended payment amount for claims based on a reference point. Most RBP programs in the market uses Medicare as the reference point. We also offer this option, but most customers elect to use our Data iSight program which uses facility cost as the facility reference and median reimbursed amounts as the professional reference. The facility pricing methodology features a patented benchmarking process that determines the cost of a group of like claims from like providers in the same geography. Both methodologies use data from readily-available public and private sources which feed our proprietary automated algorithms to deliver defensible, consistent pricing. RBP recommendations do not incorporate member protection from balance billing, so the service includes optional post-payment negotiation and patient advocacy services to negotiate settlements where needed to eliminate balance billing. Our cost-driven approach was developed with input from healthcare facilities, and was designed to addresses the typical issues providers have with reference-based pricing. As a result, we believe the propensity for providers to balance bill is materially lower than other similar services. Data iSight delivers provider acceptance of over 92% for facility and 96% for professional claims, and for those claims that are appealed, we successfully retain about 75% of savings through education and negotiation. We offer a number of additional choices of reference point, including: median contracted rates (adjusted to the Qualifying Payment Amount for certain surprise bill claims), and usual and customary charges. Our Reference-Based Pricing services are used by all types of Payors, most notably large commercial insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are most commonly priced at a percentage of savings identified.
Value-Driven Health Plan Services ("VDHP"). VDHP is a form of reference-based pricing that bundles member and provider engagement tools to enable employers and other health plan sponsors to offer low-cost health plans. The engagement tools include member shopping based on quality, cost and provider acceptance of the reimbursement; provider education and, where applicable, negotiation in advance or after payment; point-of-service cash payment processing; and other features designed to ensure satisfaction of both members and providers while delivering significant cost reduction. These tools distinguish VDHPs from other plans using RBP because they deliver many of the benefits that plan members and providers expect with a PPO network, and therefore make it feasible to replace the network either in part or in full. Provider acceptance of the reference price is about 98%. Our VDHP service offerings enable a range of VDHP configurations, including a "standard" form of VDHP which integrates our PPO network for professional and select facility services; a "full" VDHP which has no network; and a community-based VDHP which features an agreement with a marquee health system in the area to accept the reference-based price in exchange for preferred steerage of the health plan’s members. VDHP services are sold to employers directly using the broker/consultant channel, or through Third-Party Administrators ("TPAs"). Today, they are most in demand in the small and mid-sized group market. They are most commonly priced per-employee/member-per-month ("PEPM").
Financial Negotiation. Our financial negotiation services assist Payors with pricing claims from providers with whom neither they nor MultiPlan have been able to secure a contractual discount. We handle these claims on an individual basis and attempt to negotiate with the provider an acceptable payment amount for a specific claim that includes member protections from balance billing. Negotiation agreements protect the health plan member from balance billing. Approximately half of the successfully negotiated claims are completed in a fully automated manner. These claims include those in which the proposed negotiated amount is generated by algorithms and automatically transmitted to the provider’s office, and/or that are electronically accepted and signed by the provider. Certain providers also choose to set up an arrangement with MultiPlan for pre-determined levels of discount to be automatically deducted on claims that would otherwise be individually negotiated. For those claims that are not automatically negotiated, MultiPlan works directly with the provider's office through our negotiations staff, which is aided by extensive workflow and benchmarking tools. Financial negotiation services are used by all types of Payors, most notably Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are priced at a percentage of savings identified.
Surprise Billing Services. Introduced in 2021, our surprise billing services enable Payors to comply, or to help their employer/plan sponsor customers to comply, with the federal No Surprises Act ("NSA") which became effective on January 1, 2022. The NSA, and interim final regulations issued on July 13, 2021 and October 7, 2021 ("IFRs") that implemented the NSA, introduces changes to the reimbursement process of certain types of medical claims, increasing what was typically a one to two step reimbursement process to five steps. MultiPlan performs all five steps in an end-to-end service, or makes each step available as components to meet the specific needs of each Payor. The steps require extensive data collection and analysis to identify claims as surprise bills under the law’s definition; calculate the new QPA benchmark introduced by the law and append it to the claim; create an initial payment amount for the claim, typically by using the QPA as the reference point; negotiate a settlement as needed; and take claims through an independent dispute resolution process as needed. We leverage existing technology and expertise in data science, claim pricing and negotiation in offering these new services. They are used by all types of Payors that must comply with the NSA, and are priced either at a percentage of savings for the end-to-end service, or on a per-claim basis for individual components.
Network-Based Services
Our Network-Based Services reduce the per-unit cost of claims through contracts with over 1.2 million healthcare providers and facilities that establish discounts with member protection from balance billing in exchange for patient steerage and other provider-friendly terms and conditions. These services generally are used first in a solution hierarchy with members actively steered to participating providers through online and other directories. The services leverage our extensive network development, credentialing and data management capabilities as well as a sophisticated transaction engine that matches rendering provider information on the claim to the correct network contract so the discount can be applied. We offer a variety of network configurations to support all types and sizes of health plans, generally used as either the primary network, or as a complement to another primary network.
Primary Networks. For Payors without their own direct contractual discount arrangements with providers, our primary networks serve as the network for the Payor’s commercial or government health plans in a given service area in exchange for a PEPM rate, or as the Payor’s out-of-area extended primary network in exchange for a percentage of the savings identified. Our national primary network, branded PHCS Network, has been continuously accredited for credentialing by the National Committee for Quality Assurance ("NCQA") since 2001. We believe this provides assurances to employers/plan sponsors and plan members of the quality of providers in the network. Customers mainly include provider-sponsored and independent health plans; Medicare Advantage plans; Taft-Hartley plans and TPAs, as it is more cost effective for these Payors to outsource this function than to incur the expense of developing and maintaining their own network of thousands of doctors and hospitals. We also offer custom development of primary networks, leveraging our extensive network development team and analytic tools, including a tool combining internal provider data with public sources to enable strategic targeting of providers to be contracted. Customers of this custom build service include Medicare Advantage and Medicaid health plans seeking assistance with expansion plans or help maintaining the required network adequacy.
Complementary Networks. Our complementary networks provide Payor customers with access to our national network of healthcare providers that offer discounts under the health plan’s out-of-network benefits, or otherwise can be accessed secondary to another network. Payors use the network to expand provider choice for consumers, and to achieve contracted reductions with member protections on more claims. The service is priced based on a percentage of savings identified. Customers most commonly include large commercial insurers, property and casualty carriers via their bill review vendors, Taft-Hartley plans, provider-sponsored and independent health plans, and some TPAs.

Payment and Revenue Integrity Services
Our Payment and Revenue Integrity Services improve the accuracy of payments made to providers, leading to a reduction in overall medical cost by minimizing overpayments. They use data, technology and clinical expertise to assist Payors in identifying improper, unnecessary and excessive charges before or after claims are paid, as well as issues with premiums paid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment integrity services can be used before payment, to correct overpayments before they are issued, or after payment to enable the recovery of overpaid dollars. Revenue integrity services identify and correct errors in plan enrollment data that lead to underpayment of CMS premium dollars. The services rely heavily on our internal and other data sources, advanced analysis, machine learning and transaction processing technology, as well as clinical expertise to aid in the identification and selection of issues to be addressed with the least provider abrasion.
Pre-Payment Clinical Reviews. Pre-payment claims are taken through payment integrity analytics, which may include any of the following additional reviews: medical coder, clinician, medical record or itemized bill. Claims are returned with recommended corrections or routed to a negotiator to leverage the billing issues to reach agreement with member protections for a lower reimbursement. The negotiation service targets non-contracted claims; the correction service targets all claims, including a Payor’s in-network claims. These services are most commonly used by large commercial and Medicare Advantage/Medicaid insurers, Blue Cross and Blue Shield plans, and provider-sponsored and other independent health plans. Claims are priced based on a percentage of savings identified. The services also are integrated into MultiPlan's network pricing and analytics-based services so the majority of customers benefit from our pre-payment integrity services.
Coordination of Benefits and Subrogation Services (pre- and post-payment). Coordination of Benefits identifies payments that should have been made by a health plan member's other health insurance coverage (for example, if the member's spouse has coverage through another employer-sponsored plan). Subrogation Services identify payments made related to an accident that are the responsibility of another responsible third party. The services use data, technology and highly experienced staff to identify cases, validate coverage status, report or recover dollars paid in error, and assist with root cause correction to avoid future potential overpayments. Subrogation services are also available in a Software-as-a-Service ("SaaS") model. These services are used by commercial, Medicare Advantage and Managed Medicaid Payors and depending on the service are priced based on a percentage of savings identified and/or recovered, per member per year, or per member with primary coverage identified.
Data Mining and Clinical Audits (post-payment). Data Mining deploys payment integrity analytics combining industry-accepted rules and plan-specific policies to identify overpayments associated with claim adjudication errors, billing errors and contract language, as well as their root causes. Findings are returned to the Payor for action. Clinical Audits utilize clinical subject matter experts to review medical records related to a claim to ensure that the claim was billed and coded appropriately. Clinical audits include Diagnosis Related Group validation, medical necessity short stay review, itemized bill review, and hospital bill audit. These services are used by commercial, Medicare Advantage, Managed Medicaid and state Medicaid Payors and are priced based on a percentage of savings identified and/or recovered. Depending on the engagement, some clinical audit programs may be priced based per claim reviewed.
Revenue Integrity Services. Targeting issues unique to Medicare Advantage Payors, these services use data, technology, and clinical expertise to identify and restore underpaid premiums, and to improve accuracy of future premiums paid to Medicare Advantage plans by CMS. There are three services currently offered, typically used in combination: Medicare Secondary Payor interfaces with CMS to confirm member eligibility records for primacy, correct inaccuracies, and help restore and preserve underpaid premium dollars; End Stage Renal Disease ("ESRD") analyzes claim data to identify Medicare Advantage plan members with missing ESRD statuses at CMS and works with dialysis providers and CMS to correct the statuses; and Part D Other Health Insurance ("OHI") leverages analytics to identify Medicare Advantage plan members where the Part D Pharmacy Coverage on file with CMS is inaccurate and effectuates corrections with CMS. The updated Part D information improves compliance, efficiencies and member satisfaction. These services are priced based on a percentage of the CMS premiums restored to the Medicare Advantage Payor. Part D OHI is priced per validated member with other primary Part D coverage.
Mission and Growth Strategy
According to the Peterson-Kaiser Family Foundation Health System Tracker, at an estimated $12,000 per person, the United States has the highest per capita healthcare spend among the 11 high income countries. Yet, in terms of healthcare quality and efficacy, we rank last. Our mission is to deliver fairness, efficiency and affordability to U.S. healthcare, and our services, data, technology, expertise and connectivity are aimed at addressing this dichotomy. We have historically focused on two of the three levers Payors can use to manage medical spend: lowering per-unit costs related to administrative overhead, and improving billing and payment accuracy. For the most part, we also have focused on spend associated with out-of-network utilization although in 2014 we began to offer payment integrity services designed to add value for a Payor’s in-network claims.

Our growth strategy leverages our longstanding relationships with Payors and extensive proprietary data and algorithms to not only accelerate our shift to in-network claims, but also to develop a beachhead for expanding our value to other Payor functions that service their plan members and the providers that service those members. The strategy has three components being executed simultaneously: Enhance, Extend and Expand.
The first part of our strategy is enhancing our platform. We do this by improving and innovating upon our existing products to deliver more value on the claim volume we already receive from existing customers. We have and continue to make investments in combining proprietary data with third party data, and in advanced technologies such as artificial intelligence and machine learning to improve service performance. We also have invested in sales resources to heighten cross-selling activity with existing customers.
The second element of the strategy is extending our platform. We do this by deepening penetration in customer segments we consider to be large markets where we either develop or acquire capabilities to address an unmet client need. Our initial target segments are a Payor’s in-network claims, government programs such as Medicare Advantage and Managed Medicaid, TPAs and the Property and Casualty sector. We leverage sales and product development initiatives, both organic and through acquisition, to execute on this part of the strategy. Our acquisitions of HST in 2020 and Discovery Health Partners in 2021 are two examples of our work on this strategy, both adding new services with HST focused on TPAs and their employer customers and Discovery significantly increasing our footprint with in-network claims for commercial plans as well as Medicare Advantage and Medicaid plans.
The third element of the strategy is to expand our platform to new business models that deliver value-added, primarily Payor-centric services for providers and healthcare consumers. We expect to execute on this component through corporate and business development efforts, and believe we are well positioned given the 1.2 million healthcare providers we have under contract and the more than 60 million consumers estimated to have access to MultiPlan's services. Our data, algorithms and service components can be leveraged by us, our Payor customers, and partner software companies to tackle some of providers' and consumers' biggest pain points, such as transparency of patient medical bills and consumer financing of medical expenses.
Markets
We work with healthcare payors in the commercial healthcare, government healthcare and property and casualty markets. Substantially all of MultiPlan's services are available in all 50 U.S. states and the District of Columbia. All services are available to all applicable customers regardless of geographic location, company type or size.
Commercial Health
Commercial healthcare accounted for about 28% of the total $4.1 trillion medical spend in 2020. Commercial health plans are offered either as an insured program where the plan sponsor – typically an employer – and its members pay a monthly premium and the insurer pays the medical costs from those premium dollars, or as self-insured plans funded by the employer/plan sponsor and its members from a pool of funds earmarked for this purpose. Self-insured plans typically are administered by insurance companies or TPAs. Often, particularly for the national insurers, this "Administrative Services Only" ("ASO") business is larger than the at-risk insured business. In the quarter ended September 30, 2021, consistent with MultiPlan’s revenue mix, the four largest publicly-held commercial health insurers reported that 80% of their membership was in self-insured plans.
MultiPlan services benefit both fully-insured and self-insured health plans. We work with fully-insured plans directly, including national insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. Because these entities are responsible for paying for medical claims, they are typically focused primarily on cost management and billing and payment accuracy with member features given less emphasis. These plans favor MultiPlan’s Analytics-Based Services, and in particular RBP, over Network-Based Services.
We work with self-insured plans primarily through their plan administrators, which include the same types of companies as well as TPAs and sometimes the employers/plan sponsors themselves. Over 85% of our 2021 revenues are attributed to self-insured plans we service through their payors or directly. According to a Kaiser Family Foundation's Employer Health Benefits survey, healthcare premiums exceeded $22,000 in 2021, with employees paying nearly $6,000 toward their cost of care. Self-insured plan sponsors are responsible for paying medical claims as well as for the satisfaction of their plan members. In a tight employment market, particularly with large employers, choice of benefits and member satisfaction concerns may have equal or more weight than medical cost. This leads to the need for Payors to offer variety in plan designs, and according to Kaiser Family Foundation, over two-thirds of large employers offer at least two benefit plan options to their employees. Consequently, these plans often include Network-Based Services in their service hierarchies and/or use the "standard" VDHP services that integrate the professional PPO network in order to generate savings for both plan and plan member. Larger Payors servicing self-insured plans also have extensive customized processing logic to support plan design variability as the labor market shifts, and one such customer has well over 100,000 such rules in place.

The commercial health segment also includes individual health plans which are always insured, and may or may not be sold through the Affordable Care Act exchanges. MultiPlan supports individual plans through the insurance companies offering these plans, and does not sell to the individual directly.
Government Programs
This market segment includes Medicare, Medicaid, TRICARE, Federal Employees Health Benefits, Veterans Administration and other federal health programs (state and municipal government health plans typically are managed as commercial plans). Commercial insurers and health plans also participate in this market segment, but there also are Payors that operate government plans exclusively. Most, but not all, of MultiPlan’s commercial healthcare services also are of value to Payors of government programs.
Medicare Advantage. Medicare Advantage ("MA") plans serve the Medicare-eligible population in a private plan alternative to traditional Medicare. Kaiser Family Foundation reports that enrollment in MA plans more than doubled over the last decade. As of 2021, an estimated 26 million people were enrolled in MA plans, comprising 37% of the total Medicare population. The population grew from about 21.6 million, or 36% of the total 60 million Medicare enrollees in 2020. MA Payors have a greater need for billing and payment accuracy than they do cost management, because healthcare prices largely are set. With the dramatic growth this segment has and continues to see, there is heightened competition which also drives the need for assistance in building network access. Today, these Payors use MultiPlan’s payment and revenue integrity services, and also may outsource some portion of their provider network development to MultiPlan.
Medicaid and Managed Medicaid. An estimated 76.3 million people were enrolled in Medicaid and 6.9 million were enrolled in CHIP (Children’s Health Insurance Program) plans as of June 2021. This reflects growth of 12.3% and 3.2%, respectively, over June 2020 figures. At 2019, 83% of Medicaid enrollees were in a managed Medicaid program. Enrollment has been growing as a result of the Medicaid expansion allowed under the Affordable Care Act. To date, 39 states and the District of Columbia have expanded or have committed to expand their Medicaid programs. The most recent growth is likely attributable to Families First Coronavirus Response Act ("FFCRA"), which created a temporary increase in the Medicaid Federal Medical Assistance Percentage ("FMAP"). As with MA, MultiPlan’s services in this segment are primarily limited to payment integrity services with some custom network development also of use to bidders winning state Medicaid business under a request for proposal ("RFP").
Other Programs. We have a history of developing custom networks for TRICARE and Veterans Administration programs. These are RFP driven and MultiPlan partners with one or more Payors bidding on the business.
Property and Casualty
This market segment includes payors of the medical services arising from work-related injuries and auto accidents, as well as other types of property and casualty insurance. There is little overlap between the commercial and government Payors and those in this segment. Often the insurers are serviced by third parties that perform bill review services which include access to provider networks. We typically work with these service providers versus the carriers directly.
Workers' Compensation. Workers' compensation insurers must pay both the indemnity costs and the medical costs associated with an injured worker. Recent trends in medical cost inflation have become a major driver in the overall cost growth for workers' compensation insurers. Medical services today constitute about 60% of workers' compensation claims costs, up from 40% in the early 1980s. Rising medical costs have increased focus on cost management measures for the medical portion of workers' compensation insurance claims. We provide network access and pre-payment integrity services to these Payors. Our analytics-based services are used to a lesser extent, primarily because the majority of states have established fee schedules which providers expect to be reimbursed from, in the absence of a network contract that provides other benefits to the Payor.
Auto Medical. Auto insurance carriers face costs from auto damage and medical claims. Economic losses for bodily injury liability claims increased 10% annually from 2012 – 2017, well above the 3% annual medical inflation rate, with medical expenses accounting for 79% of claimed losses. With ongoing medical cost inflation, this trend is expected to continue into the future. MultiPlan’s value in this segment is similar to the Workers’ Comp segment – network access and payment integrity services primarily, with some interest in analytics-based services where state fee schedules are not in place.
Customers
MultiPlan works directly with Payors to manage medical cost and billing and payment accuracy for their own fully-insured health plans, and for their Administrative Services Only ("ASO"), self-insured employers/plan sponsors. We estimate that in 2021 our Payor customers served over 100,000 employers/plan sponsors actively using our services through the ASO channel, which generated over 85% of our combined Network and Analytics revenues in 2021. Within the ASO channel, the top 10 plan sponsors represent less than 20% of our combined Analytics and Network revenues in 2021. We also indirectly service consumers accessing healthcare services through commercial and government health plans or property and casualty policies. An estimated 60 million consumers have access to our services through their health plans. In aggregate, we serve a diverse customer base comprised of national and regional insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, self-insured health plans, Property and Casualty bill review companies and other companies involved in the claim adjudication process.
We believe that we have strong relationships with our customers, which include substantially all of the largest health plans. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. Our three largest customers accounted for approximately 34%, 19% and 10%, respectively, of our revenues for the year ended December 31, 2021. Contract terms with larger customers are often three and as many as five years, while mid- to small-sized customer contracts are often annual and typically include automatic one-year renewals. However, we continue to experience high renewal rates and our top ten customers based on full year 2021 revenues have been customers for an average of 25 years. Our customer relationships are further strengthened by high switching costs as MultiPlan is electronically linked to customers in their time-sensitive claims processing functions, and we support highly flexible benefits offerings to an extensive group of customers who often feature a MultiPlan logo on membership cards when networks are used.
Network
As of December 31, 2021, our network includes over 1.2 million healthcare providers. Our team of approximately 100 network development professionals manages these network relationships across our Primary and Complementary PPO Networks. For both networks, the team is responsible for strengthening our existing relationships with these providers. For existing providers, the goal of the network development team is to help providers maintain participation across products as well as increase the discounts the providers extend to our customers that utilize our provider networks.
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
Sales and Marketing
Our largest customers are serviced by a team of national account managers and senior executives responsible for continued growth of the relationship. The account team partners strategically with our customers, leveraging our Healthcare Economics unit to mine the customer's data and proactively present opportunities to the customer to improve performance and competitive position. This team also delivers account service, including daily claims management, RFPs, service inquiries and other marketing and operational support functions. The national account managers are compensated with a base salary plus bonus linked to customer retention.
The majority of our customers are serviced by a dedicated team of account managers and account service professionals organized into three market-focused departments — Health Plans (commercial and government), TPA/Employer, and Property and Casualty. These teams also include sales professionals responsible for new customer acquisition. The market-focused account managers are responsible for relationship management as well as for growing revenue through expanded use of services. They are compensated with a base salary plus a bonus and commission based on customer retention and revenue from upselling new products. The sales professionals are compensated with a base salary plus commission based on revenue from new customers. Sales and upselling efforts are supported by a marketing team which generates leads, builds brand awareness, implements and educates customers and develops proposals.
Information Technology
We believe that our IT platform provides us with a substantial competitive advantage. We have made significant investments in upgrading our IT infrastructure enabling us to automatically process significantly more transactions with greater accuracy and greatly improving our capacity to continuously serve our customers. Our IT is certified under HITRUST, NIST and AICPA SOC programs and in May 2020, we were rated at the top of our peer group by BitSight, an IT security rating organization. Our proprietary network repricing application is capable of returning approximately 99% of repriced claims to our Payor customers on the same day. In 2021, our pre-payment integrity and reference-based pricing services returned 99% and 97%, respectively, of claims within one day. Our proprietary negotiation application features portal technology with electronic signature acceptance, sophisticated claim distribution and prioritization algorithms enhanced with machine learning. We have implemented connectivity via EDI or direct integration using web services with all of our top customers. During 2021, nearly all of the claims processed in our system were received via EDI or direct web service integration. As we process more claims through EDI and direct web service integration, our substantial back office interconnectivity significantly reduces complexity and the number of processing errors. Because our IT platform is scalable, it is generally able to absorb substantial increases in volume at minimal marginal costs.
In addition to its high levels of security and throughput, our IT platform is enhanced with access to over three petabytes of structured data and 12 petabytes of total structured and unstructured data. The data reflects about one billion claims, growing steadily through the approximately 525,000 claims we process every day. As of December 31, 2021, the Company had the capacity to increase processing capacity three-fold with the current infrastructure.
Competition
Our competitors vary by service as follows.
Analytics-Based Services. MultiPlan competes with a variety of medical cost management companies for negotiation, reference-based pricing and surprise billing services. We compete for these services on the basis of savings effectiveness, provider acceptance, and plan member satisfaction. Our workflow and claim processing technology, user interaction and analytic algorithms are key competitive advantages. MultiPlan's competitors for these services typically are reference-based pricing services. They can be classified as programs intended to partially or fully replace networks, such as 6Degrees, AMPS, ELAP Services and Payer Compass, and those primarily accessed behind a full network, such as Zelis, ClearHealth Strategies and Naviguard.
Network-Based Services. We compete directly with other independent PPO networks, which are primarily regional, and with PPO network aggregators. We compete with independent PPO networks primarily on the basis of network discounts and access, but also on the basis of quality, independence and price. Our nationwide Primary PPO Network is NCQA accredited, which we believe provides assurances to payors and consumers regarding the quality of the providers in our network. Because some independent PPO networks are owned by large commercial payors, our customers may prefer to purchase PPO network services from a fully independent vendor. PPO aggregators offer national access by patching together third-party networks, in some cases including MultiPlan's network. While aggregators rely on third-party networks, MultiPlan's network features direct contracts with 98% of its participating providers. MultiPlan's competitors for these services typically include First Health, TRPN, and Zelis.
Payment and Revenue Integrity Services. We compete with a variety of larger and smaller vendors of payment and revenue integrity services. Our Payment Integrity solutions compete on the basis of analytic breadth and depth, human expertise and scope. Virtually all payment integrity competitors originated as post-payment specialists and to varying degrees have migrated services to a pre-payment modality, while our services were built to focus on examining claims before payment occurs and now, with the recent acquisition of DHP, we have a broader capability to address post-payment integrity. Our Revenue Integrity solutions compete on the basis of identification and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors. Our competitors for these services typically include Change Healthcare Inc., Conduent, Cotiviti, Inc., Optum, SCIO and The Rawlings Group.
Government Regulations
We believe that each of MultiPlan's service offerings bears less risk than other healthcare businesses that bear insurance risk and bill federal healthcare programs or directly provide care. While we support our customers that are regulated entities, we generally are not directly regulated and face significantly lower levels of regulatory complexity. We function as a transaction processor and we believe we have limited risk for services or billing.
MultiPlan does not deliver healthcare services, provide or manage healthcare services, provide care or care management. We do not bear insurance, underwriting, payment, malpractice or reimbursement risks, nor do we adjudicate or pay claims. Our business is compensated directly by private payor customers, not by Medicare, Medicaid or other government healthcare programs. In some instances, we provide services to payors that contract directly with a federal or state agency. In those instances, we may be subject to certain federal and state law requirements associated with those programs as a First Tier, Downstream or Related entity (FDR). As an FDR to these customers, we are subject to requirements which prohibit an individual or entity who has been convicted of program-related crimes or other violations from providing services to, or receiving payment from, government healthcare programs. As an FDR, we are subject to affirmative legal obligations, as well as contractual requirements with our customers, to check the exclusion status of the individuals and entities we employ against lists of excluded individuals and entities prior to entering into employment or contractual relationships with them, and to periodically re-check such lists thereafter, or run the risk of liability under civil monetary penalties laws or a breach of our contractual obligations. We are also required to provide access to contracts, books and records pertaining to services performed in connection with federal or state agency contracts. A failure to comply with FDR requirements or violations of healthcare laws could subject us to audits, corrective actions, contract terminations, criminal or civil penalties, debarment or exclusion from government health care programs.
We are, however, subject, either directly or indirectly through our customer relationships, to federal and state laws and regulations governing privacy, security and breaches of patient information and the conduct of certain electronic health care transactions, including, for example, HIPAA, which imposes rules protecting individually identifiable health information and setting national standards for the security of electronic PHI. We are a "Business Associate" (as defined by HIPAA) of our customers. As such, we must comply with all applicable provisions of HIPAA, including the HIPAA Security Rule and applicable provisions of the HIPAA Privacy Rule and the Breach Notification Rule. Violations of such provisions may result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of patient information. In addition to HIPAA, there are federal and state laws that protect types of personal information that may be viewed as particularly sensitive, including substance use information, genetic information, HIV/AIDS status, and mental health information. The Federal Trade Commission has also interpreted existing consumer protection laws to impose standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal, and security of information about individuals, including health-related information. State privacy laws are changing rapidly. Massachusetts and New York, for example, have enacted regulations and statutes that require any entity that holds, transmits or collects certain personal information about their residents to adopt a written data security plan meeting the requirements set forth in the statute. In California, the CCPA, as amended by CPRA, provides California residents with a number of privacy-related rights and is more stringent in many respects than other state laws currently in effect in the United States. Further, there currently are also a number of proposals related to data privacy or security pending before federal and state legislative and regulatory bodies, including in a number of states considering consumer protection laws similar to those in California, Colorado and Virginia. These laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities.
In addition, we are subject to certain state licensure and/or certification laws and other state and federal laws and regulations governing our operations and our products. Among other examples, contracts governing our relationships with healthcare providers may be subject to the federal Anti-Kickback Statute, federal False Claims Act and comparable state laws, as well as state laws prohibiting fee-splitting and the corporate practice of medicine and state and federal laws regarding transparency. The federal False Claims Act, for example, prohibits knowingly submitting or causing to be submitted false claims or statements to the federal government, including to the Medicare and Medicaid programs. The law contains whistleblower provisions, which allow private individuals to sue on behalf of the federal government, alleging that the defendant has defrauded the federal government. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as billing for services not provided, coding errors, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. States have similar false claims act laws. Failure to comply with such laws can result in civil or criminal liability such as penalties, fines, and/or exclusion from federal healthcare programs. Furthermore, we may be subject to some state laws regulating the ability of PPOs to allow broad access to their provider networks. We may directly or indirectly be subject to state and federal regulation regarding the payment of out-of-network claims, including regulations regarding the determination of payment amounts and what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations, as well as regulations targeting surprise billing and requiring transparency.
For example, effective January 1, 2022, the NSA prohibits certain out-of-network providers from charging patients an amount beyond the in-network cost sharing amount for services rendered, subject to limited exceptions. For services for which balance billing is prohibited, the NSA establishes an independent dispute resolution ("IDR") process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. The law is being implemented through IFRs issued on July 13, 2021 and October 7, 2021 by the U.S. Department of Health and Human Services and other governmental entities. The IFRs provide that, when making a payment determination, the IDR entity must begin with the presumption that the QPA is the appropriate out-of-network rate for the service at issue. The IDR entity must select the offer closest to the QPA unless the provider or payor submits credible evidence that clearly demonstrates the QPA is materially different from the appropriate out-of-network rate. The additional factors that may be considered by the IDR entity are secondary to the QPA. The IFRs are currently subject to several legal challenges, and it is difficult to predict the outcome of efforts to challenge or modify the IFRs or how such challenges may affect our enhancements or offerings within our Analytics-Based Services category.
We may directly or indirectly be subject to regulation in some states governing the submission of true and accurate claims, or regarding the application of payment integrity edits to claims, including regulations impacting what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations. Our services may directly or indirectly be subject to state regulations specifically covering certain categories of clients, such as workers compensation insurers and auto medical insurers. We regularly monitor legislative and regulatory activity in all states and at the federal level that could impact any of the products we offer in all relevant market segments. In addition, we are committed to supporting our clients in meeting their regulatory obligations, so we work cooperatively with them in establishing processes and procedures that comply with applicable requirements.
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
Human Capital
Our employees are our most critical assets. Our ability to achieve our strategic objectives, deliver high quality customer service, drive operational excellence and deliver strong financial performance is only achievable through the talent, expertise, and dedication of our team. The long-term success and continued growth of our business depends in large part on our ability to attract, reward, retain, and develop diverse, talented, and high-performing employees at all levels of our organization.
We employed approximately 2,400 people as of December 31, 2021, substantially all of whom are full time employees and none of whom are covered by unions. We believe that we have a good relationship with our employees.
The following are some of the significant investments we make in our employees and their development:
Compensation and Benefits. We offer competitive pay, and a robust benefits package, including healthcare benefits, flexible spending accounts, life insurance, short-term and long-term disability plans, a generous Paid Time Off (PTO) policy, and a 401(k) Plan with employer match. We also offer voluntary wellness programs which can result in reduced benefit premiums, employee assistance programs, tuition assistance programs, voluntary benefits programs (including home & auto insurance, pet insurance, legal services, etc.), summer hours and employee referral programs.
In addition, children of eligible full-time employees may qualify for the MultiPlan scholarship program.
Through our MultiPlan Helping Hands program (formerly named MultiPlan ACTS), we are able to provide financial assistance for employees experiencing hardship; the program is funded 100% from employee donations and is administered by the Helping Hands Committee, comprised of MultiPlan employees.
In response to the COVID-19 pandemic, MultiPlan established the One MultiPlan Fund. Established by MultiPlan and funded in part by employee donations, the One MultiPlan Fund provides direct assistance to colleagues facing financial hardship due to the COVID-19 pandemic.
MultiPlan also continues the PTO Donation Program that enables employees to donate their accrued paid time off to a general pool to be used by fellow colleagues who are experiencing a financial hardship due to a medical emergency or due to a major disaster (as declared by the President of the United States), and who have exhausted all paid leave available to them.
Health and Safety. The physical and mental health of our employees is vital to our success. We sponsor a wellness program designed to enhance physical and mental well-being for all of our employees. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives.
As the COVID-19 pandemic unfolded, we responded quickly by enabling our teams to work remotely to ensure the health and safety of our employees, while continuing to provide uninterrupted service to our customers. We implemented a COVID-19 global task force to prioritize our pandemic response, and, in 2021, we began a phased re-opening plan, implementing a number of safety and social distancing measures in our sites to protect the health and safety of our employees who chose to return during the initial phases. With the identification of the Delta and Omnicron variants, our re-opening plans slowed and we generally remain in a voluntary return to work posture. As the pandemic continues, we remain committed to our plan for staged office reentry when safe to do so. Additionally, we are focused on supporting access to COVID-19 vaccines for our employees, including by providing additional paid time off to facilitate employees’ ability to receive their vaccinations. We continue to provide communications and information to our employees through an internal Coronavirus Information Center, all with the goal of keeping our employees and communities healthy, safe and informed.

Diversity Inclusion and Belonging. We strive to create a workplace that fosters mutual respect and collaboration, where talented individuals from all backgrounds, perspectives and abilities can participate and perform their best work. In 2020, we formed a Diversity, Inclusion and Belonging ("DIB") Governance Committee to establish, oversee and advance MultiPlan's DIB program. The committee seeks to champion and foster organizational changes with a dedicated focus on DIB priorities, to facilitate the integration of the DIB program with our corporate objectives and values, to create accountability for program results and to engage and communicate with the MultiPlan community on all DIB efforts.
In 2021, employees completed a survey providing insight on individual perceptions of our commitment and performance on DIB, with the results shared with all employees. As part of the annual training initiatives, employees are asked to complete five hours of DIB training, including a course provided by the Company plus additional hours selected from other DIB educational resources provided by us or other outside opportunities chosen by the employee. In addition, employees were invited to take a pledge to support our efforts to positively impact its employees and local communities, and to foster a culture of mutual respect for individuals from all backgrounds, perspectives, and abilities.
MultiPlan partners with America's Job Exchange, in the recruiting process, to ensure job postings are distributed to diversity websites to expand visibility to individuals seeking employment opportunities from a wide variety of backgrounds. We also partner with local CareerOneStop services for outreach.
Learning and Development. We believe that education is essential to MultiPlan employees’ professional growth and our organization's success. To support this belief, our Corporate Education Department offers many learning opportunities beginning with our new employee orientation and continuing with our ongoing operational, compliance and DIB training plus a variety of optional courses to help employees further their career development on topics such as: business management, personal productivity and working with teams.
Talent Management. We also believe that it is important to foster employee feedback and recognition. We utilize our MultiSTAR: MultiPlan Service Talent Achievement & Reward program to allow colleagues an opportunity to acknowledge co-workers for their great work and to recognize their professional accomplishments.
Community Giving. Each MultiPlan office has a Charitable Giving Committee that holds charitable activities throughout the year, and we maintain a MultiPlan Matching Gifts Program. We have continued to focus on our giving efforts even while working remotely during the ongoing COVID-19 pandemic.
Corporate History and Background
Our predecessor was founded in 1980 as a New York-based hospital network, but we are by no means just a network company. We evolved both organically and through acquisitions from that regional network to a leading independent national PPO player, and then to a data- and technology-driven provider of cost management, payment and revenue integrity services company. Other notable acquisitions, in addition to the recent acquisitions of HST and Discovery Health Partners, were BCE Emergis Corporation, in 2004, which extended network access nationally and added a negotiation services platform; Private Healthcare Systems, Inc., in 2006, which added a National Committee for Quality Assurance (NCQA)-accredited, national primary PPO network; Viant, in 2010, which added analytics-based services and additional network access including for Medicare Advantage and Medicaid plans; NCN, in 2011, which added the Data iSight pricing service; and Medical Audit and Review Solutions, in 2014, which added pre-payment integrity services.
Churchill Capital Corp III (formerly known as Butler Acquisition Corp), was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and MultiPlan Parent. On October 8, 2020, the Merger was consummated and the Transactions were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and The New York Stock Exchange ticker symbols for its Class A common stock and warrants to "MPLN" and "MPLN.WS", respectively.
The Transactions were accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Churchill was treated as the "acquired" company for financial reporting purposes with MultiPlan Parent determined to be the accounting acquirer. This determination was primarily based on the existing MultiPlan Parent stockholders being the majority stockholders and holding majority voting power in the combined company, MultiPlan Parent's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of MultiPlan Parent comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Transactions were treated as the equivalent of MultiPlan Parent issuing shares for the net assets of

Churchill, accompanied by a recapitalization. The net assets of Churchill were recognized at fair value (which were consistent with carrying value), with no goodwill or other intangibles recorded. See Note 4, The Transactions of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for further information on the Transactions.
Available Information
Our principal executive offices are located at 115 Fifth Avenue, New York, New York 10003 and our telephone number at that address is (212) 780-2000.
Our website is located at www.multiplan.us, and our investor relations website is located at www.investors.multiplan.us. No information contained on these websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports that we file or furnish with the SEC. Investors and others should note that we routinely announce financial and other material information using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels of distribution to communicate with our investors and members of the public about our company, our services and other items of interest.
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
•Business and Operations Risks
◦The impact of the ongoing COVID-19 pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
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

◦If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, or if we are unable to maintain sufficient qualified personnel, we may not be able to support our operations.
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
•Other Business and Operations Risks
◦Changes in accounting principles may negatively affect our results of operations.
◦If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Risks Related to the Healthcare Industry and other Legal Regulations
◦We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing health care laws and regulatory interpretations on a state or federal level may adversely affect us.
◦New federal and state laws and regulations could force us to change the conduct of our business or operations or affect our ability to expand our operations into other states or increase costs or delay or prevent the introduction of new or enhanced solutions or impair the function or value of our existing solutions, which could have a material adverse effect on our business, financial condition and results of operations.
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
•Risks Related to Our Common Stock
◦H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with our or other shareholders' interests.
◦We are currently, and may in the future be, subject to securities or other stockholder litigation, which is expensive and could divert management attention.
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
Business and Operations Risks
The impact of the ongoing COVID-19 pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
The COVID-19 pandemic has evolved from its emergence in December 2019 and so has its global impact. The global outbreak of COVID-19, including the continued identification of new mutations, has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including emergence of mutations of SARS-CoV-2, the virus that causes COVID-19, and new variants of SARS-CoV-2, including any variants of the virus for which currently available vaccines, treatments, and tests may not be effective or authorized; the continued geographic spread and severity of the COVID-19 pandemic; the duration of the pandemic; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat SARS-CoV-2 and mutations thereof; the availability, acceptance and effectiveness of vaccines for COVID-19, other effective treatments for COVID-19, and tests for COVID-19; the impact of the pandemic on economic activity; the extent and duration of the effect on healthcare demand and treatment patterns; the impact of government action on the healthcare industry and the broader economy, including through any future stimulus efforts or vaccine mandates; and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. For example in the first half of 2020, there was a decrease in patient visits to hospitals and providers due to risk and fear of exposure to COVID-19, as well as decreases in, or temporary moratoriums on, elective procedures, which have been reimposed in some jurisdictions and may be reimposed in the future in other jurisdictions. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs, all of which are highly uncertain and cannot be predicted.
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
•effects of new laws, including vaccine-or-testing mandates, and pandemic relief and economic stimulus measures on our and our customers' business;
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
•our ability to safely and successfully re-open our offices; and
•long-term effects on the nature of the office environment and remote working, which may present new operational challenges.
These risks and uncertainties and other disruptions related to the COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations.
Our success is dependent on retaining, and the success of, our customers as we depend on a core group of customers for a significant portion of our revenues.
If significant customers terminate or do not renew or extend their contracts with us, our business, financial condition and results of operations could be adversely affected. Our customer contracts generally permit our customers to terminate with relatively short notice, including without cause. Our three largest customers accounted for approximately 34%, 19% and 10%, respectively, of our revenues for the year ended December 31, 2021. While we believe our customer relationships are strong, if we lose any one of our largest customers, one of our largest customers reduces its use of our services, or if any one of our largest customers negotiates less favorable terms with us, then we will lose revenue. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
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
Our business strategy and future success in marketing our services depends in large part on our ability to capture market share as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings, including by in-sourcing or expanding their in-sourcing of such services. Our customers may further disaggregate the services we provide for them generally or in certain geographical areas, such as individual states, and in doing so may create more competitive pricing conditions for such services. Moreover, some of our customers have acquired or may acquire our competitors. If the demand for our services declines or does not increase, our business may be materially and adversely affected.
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
If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, or if we are unable to maintain sufficient qualified personnel, we may not be able to support our operations.
The completion and execution of our strategies depend on the continued service and performance of our senior management team. If succession planning is not effectively executed or if we lose key members of our senior management team, our ability to effectively manage our current and future operations may be disrupted and our ability to attract and retain other key executives could be adversely affected.
In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across all of our product lines. There is a limited pool of employees who have the requisite skills, training and education. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in healthcare and insurance industries. Attracting and retaining highly skilled employees will be costly as we offer competitive compensation packages to prospective and current employees. If we are unable to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-covering and other safety requirements, general scarcity of employees, or travel and other restrictions, our ability to support our operations may be adversely affected.
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
Future organizational changes, including the implementation of our cost savings initiatives, could also cause our employee attrition rate to increase. If we are unable to continue to identify or be successful in attracting, motivating and retaining appropriately qualified personnel in sufficient numbers, our business, financial condition and results of operations would be adversely affected.
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
We cannot assure you that we will be able to successfully execute our strategic plans in the short term, or at all, or realize the expected benefits of such plans. A variety of risks could cause us not to execute such plans or realize some or all of the expected benefits therefrom. These risks include, among others: higher than expected implementation expenses; delays in the anticipated timing of activities related to such initiatives, in particular with respect to the development and deployment of additional sales and marketing professionals and achievement of certain technology-related product development goals, which will require significant external resources; failure to realize estimated savings from our efficiency measures or, if realized, an inability to sustain such cost savings over time; subsequent regulatory requirements or rulemaking; and the risks and uncertainties inherent in pursuing acquisitions as a portion of our growth strategy in light of our limited acquisition and integration experience. Our ability to successfully manage the organizational changes that may be necessary to implement our strategic plans is important for our future business success. In particular, our reputation and results of operations could be harmed if employee morale, engagement or productivity decline as a result of organizational or other changes we effect as part of our implementation efforts.
Moreover, our implementation of these initiatives may disrupt our operations and performance, and distract management from day-to-day operations and other on-going initiatives, including continuing initiatives relating to becoming a public company, and challenges, such as those presented by the ongoing COVID-19 pandemic. Additional costs associated with executing on our strategic plans, or the failure to achieve the estimated cost savings from efficiency initiatives may adversely impact our results of operations. Some of these expenses, such as the implementation of certain technology-related initiatives, may increase our fixed overhead costs for the foreseeable future and we may be unable to reduce these costs if such initiatives do not progress according to plan.
If, for any reason, the benefits we realize are less than our estimates, or our improvement initiatives adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
We may not successfully enter new lines of business and broaden the scope of our services.
We have entered into new lines of business that are adjacent to our existing lines of business and have broadened the scope of our services, such as the expansion of our Payment and Revenue Integrity Solutions Services and introduction of our Reference-Based Pricing and Value-Driven Health Plan Services Solutions and end-to-end Surprise Billing Services, and may in the future enter into non-adjacent lines of business. We may not achieve our expected growth if we do not successfully enter these new lines of business and continue to broaden the scope of our services. Entering new lines of business and broadening the scope of our services may require significant upfront and ongoing expenditures that we may not be able to recoup in the future. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore, focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business. These efforts may also divert management's attention and expose us to new risks and regulations. As a result, entering new lines of business and broadening the scope of our services may have material adverse effects on our business, financial condition and results of operations.
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
Our ability to realize the benefits we anticipate from recent and future acquisitions, including anticipated cost savings and additional sales opportunities, will depend in large part upon whether we are able to integrate such businesses efficiently and effectively. Integration is an ongoing process and we may not be able to fully integrate such businesses smoothly or successfully and the process may take longer than expected. Further, the integration of certain operations and the differences in operational culture may require the dedication of significant management resources, which may distract management's attention from day-to-day business operations and from the evaluation of future acquisition targets.
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
We may require additional financing to fund our operations or growth. The failure to secure additional financing on acceptable terms and conditions or at all could have a material adverse effect on our continued development or growth. Our access to, and the availability of, financing will be impacted by many factors, including, but not limited to, our financial performance, our credit ratings, our then current level of indebtedness, the liquidity of the overall capital markets and the state of the U.S. and global economy. None of our officers, directors or stockholders will be obligated to provide any financing to us.
Changes in the healthcare industry could adversely affect us.
Our business is dependent on a variety of factors, including our ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the services we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of payors were to seek price concessions directly from providers. In addition, substantial changes in the health-care industry, such as the enactment of laws and the adoption of regulations unfavorable to us or our relationships with payors and providers, including the No Surprises Act and its implementing regulations, as well as other state laws and regulations aimed at addressing "surprise" billing (medical bills that arise when an insured patient receives care from an out-of-network provider, resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single payor healthcare system in the United States or changes caused by, or that result from, the ongoing COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation. Furthermore, we may not become aware in a timely manner of changes in regulatory requirements affecting our business, which could result in our taking, or failing to take, actions, resulting in noncompliance with state or federal regulations.
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
Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced services characterize the market for our services. Our success will depend upon our ability to enhance our existing services, introduce new services on a timely and cost-effective basis to meet evolving customer requirements, achieve market acceptance for new services and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes, new industry standards, or updated regulatory requirements. Moreover, other companies may develop competitive services, or our customers may develop internal solutions, that may result in reduced demand for our services.
Climate change and increased focus on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.
We face risks related to severe natural events which have the potential to disrupt our operations and may increase as a result of climate change. Natural disasters, adverse weather conditions, pandemics, and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses by disrupting our operations, or those of our customers or vendors, as a result of potential office closures or damage from severe weather. Any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire, or any other reason, could cause service interruptions or reduce the quality level of services that we provide and harm our operating results. Our disaster recovery plan and business interruption insurance may not be sufficient to compensate for losses that may occur. If weather patterns become more volatile as a result of the potential effects of climate change, severe weather events may become more frequent or more widespread. An increase in frequency or severity of natural events may result in greater disruption to our operations and increased cost for, or lack of availability of, property and liability insurance for our offices located in areas subject to such severe weather events.
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
We currently operate servers and maintain connectivity from multiple facilities, including access by our distributed workforce due to continuing remote working conditions as a result of the ongoing COVID-19 pandemic. Despite our implementation of standard network security measures, our infrastructure may be vulnerable to computer viruses, physical break-ins, attacks by hackers and similar disruptive problems caused by customers or other users. Computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. In addition, our safeguards may not prevent incidents of inappropriate and/or unauthorized access to or acquisition of PHI or other personally identifiable information by our employees, contractors, and/or unauthorized actors. Such incidents may result, and on limited occasions in the past have resulted, in unauthorized use, disclosure, modification or deletion of PHI or other personally identifiable information that is transmitted or stored over our networks.
A security or privacy breach may:
•expose us to liability under federal and state laws related to the privacy and security of PHI and other personally identifiable information, including liability to the individuals who are the subject of the information and/or the parties to whom we are contractually obligated, and subject us to fines or penalties;
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
These problems could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which may deter potential customers from doing business with us and give rise to possible liability to such customers and/or individual users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular. A significant customer security breach or incident of this sort could result in loss of customers, loss of revenues, damage to our reputation, direct damages, costs of repair and detection and other unplanned expenses.
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
Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology system. Such risks could be difficult or impossible to eliminate and could adversely affect our business, financial condition and results of operations.
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
Other Business and Operational Risks
Changes in accounting principles may negatively affect our results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to timely meet our financial reporting obligations.
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

Based on the results of the annual impairment test as of November 1, 2021, the fair values of our assets exceeded the carrying value, and goodwill was not impaired. The current goodwill impairment analysis incorporates our expectations for moderate sales growth and the overall outlook was consistent with our long-term projections.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock. We are required to be in compliance with the provisions of the Sarbanes-Oxley Act.
We are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.
During the year, we completed the remediation of two material weaknesses in internal control over financial reporting. These and other controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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

Risks Related to the Healthcare Industry and other Legal Regulations
We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing healthcare laws and regulatory interpretations on a state or federal level may adversely affect us.
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
•the methods of payment of out-of-network claims, including "surprise" billing subject to the requirements of the No Surprises Act and its implementing regulations, or applicable state law;
•payors subject to the requirements of the Transparency in Coverage Rule;
•health information technology;
•breach of duty, the corporate practice of medicine and fee-splitting prohibitions;
•laws and regulations relating to business corporations in general;
•additional restrictions relating to our ability to utilize the claims data we collect from providers; and
•payors subject to the requirements for health reform under Affordable Care Act.
As a provider of network management services to our customers and as a contractor and/or subcontractor with federal and state governments, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels with respect to the above laws. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws from time to time, including in private litigation. Statutory changes to, or changes in the interpretation or enforcement of, the laws and regulations described above may significantly impact or restrict our ability to carry on our business as currently conducted and may have a material adverse impact on our business, financial condition and results of operations. These risks may be exacerbated by our expansion into new geographic markets and, in particular, by any expansion into international markets. The expansion of our operations into new products and services may expose us to additional requirements and potential liabilities under additional statutes and legislative schemes that previously have not been relevant to our business, that may increase demands on our resources for compliance activities, and that may subject us to potential penalties for noncompliance with statutory and regulatory standards. Under our contracts we are also subject to audits by our customers, and are regularly required to attest as to our compliance with our contracts and applicable laws and regulations. We and our healthcare customers may also be subject to investigations and proceedings that seek recovery under laws such as federal and state false claims acts, civil monetary penalties laws, and anti-kickback laws applicable to the business of our customers. Since the services we provide are not reimbursed by government healthcare programs, such fraud and abuse laws generally do not apply to our business, however, some laws may be applicable to us. The laws, regulations, and other requirements in this area are broad and complex and judicial and regulatory interpretations can be inconsistent. We are unable to predict how these laws, regulations or other requirements will be interpreted or the full extent of their application, particularly to services that are not directly reimbursed by government healthcare programs. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the qui tam provisions of the federal False Claims Act and similar statutory provisions in many states. Investigations or proceedings could subject us or our customers to various civil and criminal penalties and administrative sanctions, which could include terminations of contracts, fines, and suspension and debarment from doing business with the government. If we are found to be in violation of any applicable law or regulation or are subject to an audit, investigation or proceeding, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and could have a material adverse effect on our business, financial condition and results of operations.

New federal and state laws and regulations could force us to change the conduct of our business or operations or affect our ability to expand our operations into other states.
Federal Legislation
In recent years, Congress has introduced and, in some cases, passed a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of health care spending, to broaden access to healthcare services, to prohibit, restrict or address "surprise" billing by out-of-network providers and to change the operating environment for health care providers and payors. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as measures that would modify the Affordable Care Act or expand the role of government-sponsored coverage, including nationalization of the healthcare system and "Medicare for All" proposals, which could have far-reaching implications for the healthcare industry if enacted. Federal and state efforts to reduce healthcare spending may materially adversely affect our business, financial condition, and results of operations. Our failure to anticipate accurately the application of such proposals or future laws and regulations, our failure to adapt our solutions to them or our failure to comply with them may create liability for us, result in adverse publicity, reduce our market share, and may have a material adverse effect on our business, financial condition and results of operations. We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations, may create unexpected liabilities for us, may cause us or our customers to incur additional costs, and may restrict our operations or the operations of our customers.
Healthcare reform laws such as the Affordable Care Act have had a significant impact on the health care industry, including changing the manner in which providers and payors contract for services. In addition, under the Affordable Care Act payors are required to meet certain financial criteria. While these obligations directly affect many of our customers, the obligations may also affect the contract terms and relationships between us and those customers. In addition, the Consolidated Appropriations Act, 2021, included the No Surprises Act, which provides new protections for patients from "surprise" bills, creates new processes for payments to non-participating providers and facilities, and necessitates new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage, as well as non-participating providers and facilities. While we currently service payor customers that are already subject to certain state-level "surprise" billing laws, we cannot assure you that the No Surprises Act and its implementing interim final rules (IFRs) or any other initiatives aimed at addressing "surprise" billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our customers or result in additional compliance costs. Current judicial challenges to certain aspects of the No Surprises Act’s implementing IFRs could inject further uncertainty or require additional or revised compliance efforts by our customers.
It is uncertain the extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition. Although laws such as the Affordable Care Act and the No Surprises Act have not caused us to significantly change our customer contracts or other aspects of our business, it is difficult to quantify the financial impact of such laws and there can be no assurances that we will not be adversely impacted in the future by any amendments to these or other healthcare laws or regulations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us or our customers or the specific services we deliver and the relationships we have with our customers is not always clear.
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
Renewed calls for health insurance reform could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our revenues or inhibit our business or operations. We cannot predict what impact, if any, U.S. federal and state health reforms or other government proposals and activities, which include efforts to change or reform the administration or interpretation of government health care programs, laws, regulations or policies, might have on us, but such changes could impose new and more stringent regulatory requirements on our activities, which could adversely affect our business, results of operations and financial condition. Accordingly, there can be no assurance that such activities will not limit the expansion of our business, impose new compliance requirements on us or have a material adverse effect on our business, financial condition and results of operation. The passage and implementation of new federal laws or regulations that govern the conduct of our business could significantly impact or restrict our ability to carry on our business as currently conducted and could have a material adverse impact on our business, financial condition and results of operations.
State Legislation
State laws and regulations governing our business vary widely among the states in which we operate, and include laws requiring credentialing of all network providers and "any willing provider" laws requiring networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. There is little regulatory or judicial guidance with respect to the application of such laws and in some cases they may increase the costs of operations in such states. Should a state in which we operate determine that our network does not meet state requirements, we may be subject to administrative penalties or other administrative actions or private litigation.
Several states have implemented legislation mandating certain contract terms in provider contracts for group health plans, preferred provider organizations, HMOs and other third-party payors. Depending on the state, these mandatory contract terms may relate to prompt payment, payment amounts and payment methods. As a result of such legislation and similar future legislative initiatives, we may be required to amend some of our provider contracts and comply with legislative mandates related to payment. Violations of prompt payment laws, which regulate the amount of time that may elapse from when a payor receives a claim for services rendered to when those services are paid, may result in requirements to pay interest in addition to any amounts owed to providers, and may lead to reputational harm or result in a breach of our contractual obligations to certain customers.
Some states have also considered legislation designed to regulate the PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. State laws limiting access to provider networks may affect our ability to continue certain lines of business in existing markets or expand such business into new markets. Some states have considered or enacted legislation designed to regulate the manner in which certain insurers should pay for certain categories of out-of-network claims or aimed at addressing "surprise" billing by out-of-network providers, and it is uncertain how states may react to the recently enacted No Surprises Act. State laws regulating the basis of payment that are not preempted by the No Surprises Act may affect our ability to continue certain lines of business in existing markets or expand such business into new markets and the contractual terms and relationships between us and our customers.
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
State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability and integrity of individually identifiable information, including PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our clients, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to state patient confidentiality and other laws that are not preempted by HIPAA, including those that are more stringent than HIPAA.
In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the U.S. Department for Health and Human Services Office for Civil Rights and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys' fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents. In addition, we may not be able to prevent incidents of inappropriate use or disclosure or unauthorized access to or acquisition of PHI by our employees or contractors. Any such breaches or incidents could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.
Numerous other state, federal and foreign laws govern the collection, dissemination, use, disclosure, access to, confidentiality and security of health information and personal data, breaches of such information, and actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers or individuals. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical information and personal data and that address data breaches. The Federal Trade Commission, or FTC, and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information, such as, the California Consumer Privacy Act and the California Privacy Rights Act. As with HIPAA, these laws may apply directly to our business or indirectly by contract when we provide services to other companies. We are currently evaluating potential growth opportunities, including opportunities that involve the processing and analysis of third-party data which may include PHI or other protected personal information, which could increase our compliance obligations and may subject us to state, foreign, federal or other laws that we are not currently subject. In the event that we are found out of compliance with applicable state, federal and foreign laws and regulations, we could potentially be subject to civil or criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.
Heightened enforcement activity by federal and state agencies may increase our potential exposure to damaging lawsuits, investigations and other enforcement actions.
In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such investigation or action could force us to expend considerable resources to respond to or defend against such investigation or action and could adversely affect our reputation or profitability and could be disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries are difficult to predict. Unfavorable outcomes from these claims, lawsuits and governmental inquiries could adversely affect our business, financial condition and results of operations and we could incur substantial monetary liability and/or be required to change our business practices. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain customers and employees.
By way of example, the Affordable Care Act increased the penalties applied under the Federal Sentencing Guidelines for federal health care offenses that affect a governmental program. The fraud enforcement would apply to us to the extent we are deemed a government contractor for a federal health care program.
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
A number of laws could impact our out-of-network products. Federal and state regulators may investigate us or our clients with respect to the payment of out-of-network claims, including the determination of payment amounts and what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations, or the calculation of required amounts under the No Surprises Act, as well as investigations related to regulations requiring transparency.
We can provide no assurance that state or federal regulators will not take the position that our current and planned activities and the conduct of our business constitute illegal fee-splitting, the unlawful practice of medicine or a breach of any legal duty, or do not comply with laws and regulations relating to determination of payment amounts, surprise billing or transparency. Moreover, we can provide no assurance that future interpretations or applications of these laws will not require us to make material changes to our operations or business, including with respect to our existing contractual arrangements with providers and payors. If regulatory authorities assert or determine that we have violated any of these laws, we could be subject to significant penalties and/or restructuring requirements that could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Indebtedness
Our level of indebtedness and current leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
As of December 31, 2021, we had total indebtedness (excluding an aggregate of $1.8 million of letters of credit) of $4,971.8 million, which is comprised of $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes, $1,321.7 million in outstanding term loans under the term loan facility, $1,300.0 million in aggregate principal amount of 5.750% Notes, $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes and $0.1 million in non-current finance lease obligations. In addition, we would have had an additional $450.0 million available for borrowing under the revolving credit facility (without giving effect to the $1.8 million of outstanding letters of credit referred to above). Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:
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
All of the borrowings under the senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 0.25% increase in interest rates under the senior secured credit facilities (assuming the revolving credit facility was fully drawn) would increase our annual interest expense by approximately $4.4 million. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, interest on our Term Loan B and Revolver B is calculated in reference to LIBOR, the publication of which is expected to be discontinued in mid-2023. We are currently assessing the impact that the discontinuation of LIBOR may have on us. It is possible that the transition from LIBOR will result in interest rates and/or payments that result in higher borrowing costs over time than would have been our obligations if LIBOR continued to be available in its current form. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report for more information.
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
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve ourself or itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of our or such subsidiary's business units, assets or other properties; and
•engage in transactions with our affiliates.
In addition, under the senior secured credit facilities, in certain circumstances, MPH is required to satisfy specified financial ratios, including a first-lien secured debt leverage ratio. MPH's ability to meet those financial ratios can be affected by events beyond our control, and MPH may not be able to meet those ratios and tests.
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
The debt agreements governing the new senior secured credit facilities, Term Loan B, the Revolver B, the 5.750% Notes and the 5.50% Senior Secured Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the new senior secured credit facilities and the 5.50% Senior Secured Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the new senior secured credit facilities, Term Loan B and Revolver B any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder. These actions by lenders could cause cross-acceleration under the indentures that govern the Senior Convertible PIK Notes and the indentures that govern the 5.750% Notes and the 5.50% Senior Secured Notes. A significant portion of our indebtedness then may become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

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
A lowering or withdrawal of the ratings assigned to our debt instruments by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt instruments could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes in our performance under assorted financial metrics and other measures of financial strength, our business and financial risk, our industry or other factors determined by such rating agency, so warrant. There can be no assurances that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take, that reduce our profitability, or that require us to incur additional indebtedness for items such as substantial acquisitions, significant increases in costs and capital spending in security and IT systems, significant costs related to settlements of litigation or regulatory requirements, or by returning excess cash to shareholders through dividends. Consequently, real or anticipated changes in our credit rating will generally affect the market value of our indebtedness. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of our indebtedness. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and may reduce our profitability.
Risks Related to Our Common Stock
H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
H&F and the Sponsor collectively control approximately 42% of our voting equity. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, H&F and the Sponsor are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H&F and the Sponsor, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

We are currently and may in the future be subject to securities or other stockholder litigation, which is expensive and could divert management attention.
In the past, following periods of volatility in the overall market and the market prices of particular companies' securities, securities class action or state stockholder litigations have often been instituted against publicly traded companies. We are currently, and may in the future be, the target of this type of litigation and regulatory proceedings. For example, we were previously named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) (“Delaware Stockholder Litigation”). While we have been dismissed from the Delaware Stockholder Litigation, that consolidated lawsuit is proceeding against other defendants affiliated with Churchill Capital III Corp.
The existence of litigation, claims, investigations and proceedings may harm our reputation, limit our ability to conduct our business in the affected areas and adversely affect the trading prices of our stock and/or other securities. The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could result in substantial costs and divert our management's attention and resources from other business concerns, which could seriously harm our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments incur legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate.
Our board of directors will be authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our second amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 10,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our second amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to, or on parity with, our common stock, which may reduce its value.
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
•any derivative action or proceeding brought on our behalf;
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

Provisions in our organizational documents and stockholders agreement could delay or prevent a change of control.
Certain provisions of our second amended and restated certificate of incorporation, amended and restated bylaws and Investor Rights Agreement may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock.
These provisions provide for, among other things:
•the division of our board of directors into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•that directors may only be removed for cause, and only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of stock entitled to vote thereon, voting together as a single class;
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•the right of H&F and Sponsor and certain of their respective affiliates to nominate a number of the members of our board of directors and the obligation of certain of our the other parties to the Investor Rights Agreement to support such nominees;
• certain limitations on convening special stockholder meetings; and
•that certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.
These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements, debt service obligations, overall financial condition and other factors that our board of directors deems relevant. In addition, our ability to pay dividends on our common stock is currently limited by the covenants contained in the agreements governing our debt instruments, and may be further restricted by the terms of any future debt or preferred securities. We cannot guarantee that we will pay, or if commenced continue to pay, a dividend in the future. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
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
As of December 31, 2021, we had Private Placement Warrants exercisable for an aggregate of 24,500,000 shares of our Class A common stock and unvested founder shares contingently issuable for an aggregate of 12,404,080 shares of our Class A common stock outstanding. We account for the Private Placement Warrants and unvested founder shares as liabilities. At each reporting period (i) the accounting treatment of the Private Placement Warrants and unvested founder shares will be re-evaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the Private Placement Warrants and unvested founder shares will be remeasured and the change in the fair value of the liability will be recorded as Change in fair value of Private Placement Warrants and unvested founder shares in our consolidated statements of income (loss) and comprehensive income (loss). Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, risk-free rate and discount for lack of marketability. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the outstanding Private Placement Warrants, unvested founder shares or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
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
•general economic and political conditions such as recessions, interest rates and "trade wars," inflation, pandemics (such as COVID-19), natural disasters, potential or actual military conflicts or acts of terrorism;
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
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants. The Company is therefore dismissed from the Delaware Stockholder Litigation, which will proceed against the Churchill Defendants. Certain of the Churchill Defendants have contractual indemnification rights to the Company.
Item 4. Mine Safety Disclosures
N/A
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Ticker Symbols
Our Class A common stock and Public Warrants are currently listed on NYSE under the symbols "MPLN" and "MPLN.WS," respectively.
Holders
As of February 21, 2022, there were 88 holders of record of our Class A common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased(1)
Period

October 1 - 31, 2021	7,143,639	$5.13	7,143,639	$152,257
November 1 - 30, 2021	510,240	4.42	510,240	150,000
December 1 - 31, 2021	—	—	—	150,000
Total	7,653,879	$5.09	7,653,879	$150,000
(1) On August 27, 2021, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $250,000,000 of its Class A common stock from time to time through December 31, 2022. Repurchases under the share repurchase program may be made in amounts and at prices the Company deems appropriate and may be made pursuant to a trading plan intended to qualify under Rule 10b5-1 of the Exchange Act. Repurchases by the Company under the share repurchase program will be subject to general market and economic conditions, applicable legal requirements and other considerations, and the share repurchase program may be suspended, modified or discontinued at any time without prior notice at the Company’s discretion.

Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
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

Comparison of Cumulative Total Return
$150
$100
$50
$0
10/9/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
MultiPlan Corporation
S&P 500 Index
S&P Composite 1500 Health Care Technology Index

	October 9, 2020 ($)	December 31, 2020 ($)	March 31, 2021 ($)	June 30, 2021 ($)	September 30, 2021 ($)	December 31, 2021 ($)
MultiPlan Corporation	100.00	82.54	57.33	98.35	58.16	45.76
S&P 500 Index	100.00	108.40	115.10	124.94	125.66	139.52
S&P Composite 1500 Health Care Technology Index	100.00	116.75	112.04	123.84	110.48	137.40
Item 6. [Reserved]

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
Company Overview
MultiPlan is a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the United States healthcare industry. We do so through services focused on reducing medical cost and improving payment accuracy for the payors of healthcare, which are health insurers, self-insured employers and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Founded initially in 1980 as a New York-based hospital network, MultiPlan has evolved both organically and through acquisition into a national organization offering three categories of services:
•Analytics-Based Services: data-driven algorithms which detect claims over-charges and either negotiate or recommend fair reimbursement using a variety of data sources and pricing algorithms;
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest independent preferred provider organizations ("PPO") in the United States with over 1.2 million under contract, as well as outsourced network development and/or management services; and
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are mostly health plan administrators ("Payors"). We offer these Payors a single electronic gateway to a comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering fair and efficient payments to the providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the year ended December 31, 2021, our services identified approximately $21.7 billion in potential medical cost savings.
We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient and fair to all parties. In addition, because in most instances the fee for our services is directly linked to the savings we identify, our revenue model is aligned with the interests of our customers.
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
The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. In connection with the HST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts, totaling $0.1 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively, are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In connection with the DHP acquisition, the Company incurred transaction-related expenses of $4.9 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
Uncertainty Relating to the Ongoing COVID-19 Pandemic
As discussed in Note 1 General Information and Basis of Accounting of the Notes to Consolidated Financial Statements included in this Annual Report, the COVID-19 pandemic has negatively impacted our business, results of operations and financial condition during the years ended December 31, 2021 and 2020.
We temporarily closed all of our offices and restricted travel due to concern for our employees' health and safety and also in compliance with state orders. Most of our approximately 2,400 employees continue to work remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of the COVID-19 pandemic.
Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 as compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. Although the revenues for the year ended December 31, 2021, exceeded revenues for the year ended December 31, 2020 and the pre-COVID revenues for the year ended December 31, 2019, the Company's revenues continue to be negatively impacted by the ongoing COVID-19 pandemic, but to a lesser extent compared to 2020 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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

Factors Affecting Our Results of Operations
Key Technology
Our strength as a company is our ability to use data and analytics to develop new service opportunities to enhance our customer relationships and to increase revenues. We use technology, data and analytics to transform healthcare transactions into multiple opportunities for savings and recurring revenues by leveraging data and analytics to inform our transaction processing systems (i.e., our claims processing systems). The transaction processing systems generate savings for our customers, revenues for us, and each transaction adds more data to our intelligence engine and data warehouse. The intelligence engine drives our analytics and development of new saving opportunities and revenue growth through service enhancement or new product development.
Our technology also contributes to our ability to efficiently process our transactions through EDI batch files, real-time web services and online through customer and provider portals. We believe our current infrastructure can support significantly more than the current transaction volume giving us room for growth and increased volume. Our application platforms are architected and built with redundancy to eliminate downtime. All of the claims processed in our system are received via EDI or direct web service integration. As we process more claims through EDI and direct service integration, our electronic integration with customers results in substantial back office interconnectivity and considerably reduces complexity and processing failures. Because we believe our transaction processing systems are scalable, we should be able to absorb significant increases in volume at minimal marginal costs. Our integration into our customers' systems and processes is an important component of our business model.
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Year Ended December 31,
(in billions)	2021	2020	2019
Medical charges processed(1)(3)	$120.7	$101.7	$107.1
Potential medical cost savings(2)(3)	$21.7	$18.6	$18.1
_____________________________
(1)Medical charges processed represent the aggregate dollar amount of claims processed by our cost management solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our cost management solutions. Medical charges processed include medical charges processed on HST acquired claims of $1.9 billion for the year ended December 31, 2021. No medical charges processed by HST were included for 2020 and 2019. Medical charges processed exclude medical charges processed by DHP in all time periods.
(2)Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims. Potential medical cost savings include potential medical cost savings identified on HST acquired claims of $1.5 billion for the year ended December 31, 2021. No potential medical cost savings for HST were included for 2020 and 2019. Potential medical cost savings exclude potential medical cost savings identified by DHP in all time periods.
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
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, (ii) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate. Approximately 93% of revenues for the year ended December 31, 2021 were based on a PSAV achieved rate.
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

Loss (Gain) on Extinguishment of Debt
The Company recognizes a loss (gain) on extinguishment of debt for the difference between the net carrying amount of the extinguished debt immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
(Gain) Loss on Investments
(Gain) loss on investments consists of the changes in the fair value of the Company's investments.
Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures the fair value of the Private Placement Warrants and unvested founder shares at each reporting period. The changes in fair value are primarily due to the change in the stock price of the Company's Class A common stock over the reporting period.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax expense (benefit) , depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expense, change in fair value of Private Placement Warrants and unvested founder shares, transaction related expenses, loss (gain) on the debt extinguishment, (gain) loss on investments and stock-based compensation. See our consolidated financial statements for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income (loss) adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, (gain) loss on investments, loss (gain) on debt extinguishment, other expense, change in fair value of Private Placement Warrants and unvested founder shares and tax effect of adjustments to arrive at Adjusted net income divided by our weighted average number of shares outstanding.
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$102,080	$(520,564)	$9,710
Adjustments:
Interest expense	267,475	335,638	376,346
Interest income	(30)	(288)	(196)
Income tax provision (benefit)	33,373	(26,343)	799
Depreciation	64,885	60,577	55,807
Amortization of intangible assets	340,210	334,697	334,053
Non-income taxes	1,698	3,221	1,944
EBITDA	$809,691	$186,938	$778,463
Adjustments:
Other expenses	8,295	1,095	1,947
Integration expenses	9,460	801	—
Change in fair value of Private Placement Warrants and unvested founder shares	(32,596)	(35,422)	—
Transaction-related expenses	9,647	31,689	3,270
(Gain) loss on investments	(25)	12,165	—
Loss (gain) on extinguishment of debt	15,843	102,993	(18,450)
Stock-based compensation	18,010	406,054	(14,880)
Adjusted EBITDA	$838,325	$706,313	$750,350
____________________
Material differences between MultiPlan Corporation and MPH for the years ended December 31, 2021 and 2020 include differences in interest expense, change in fair value of Private Placement Warrants and unvested founder shares, stock-based compensation, and net insurance premiums associated with our captive insurance company, which are eliminated in the consolidated financial reporting of MultiPlan Corporation. For the years ended December 31, 2021, 2020 and 2019 interest expense for MultiPlan Corporation was $82.1 million, $107.2 million, and $112.0 million higher than interest expense, respectively, for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible Notes (issued on October 8, 2020) and Senior PIK Notes (redeemed October 8, 2020) including amortization of discount on Senior PIK Notes, net of debt issue costs. For the years ended December 31, 2021 and 2020, the change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH. In the year ended December 31, 2021, MPH had higher EBITDA expenses than MultiPlan Corporation of $0.4 million due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net income (loss) to Adjusted EPS for the periods presented:

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2021	2020	2019

Net income (loss)	$102,080	$(520,564)	$9,710
Adjustments:
Amortization of intangible assets	340,210	334,697	334,053
Stock-based compensation	18,010	406,054	(14,880)
Transaction-related expenses	9,647	31,689	3,270
(Gain) loss on investments	(25)	12,165	—
Loss (gain) on extinguishment of debt	15,843	102,993	(18,450)
Integration expenses	9,460	801	—
Other expenses	8,295	1,095	1,947
Change in fair value of Private Placement Warrants and unvested founder shares	(32,596)	(35,422)	—
Estimated tax effect of adjustments	(98,671)	(106,989)	(76,992)
Adjusted net income	$372,253	$226,519	$238,658

Weighted average shares outstanding – Basic(1)	651,006,567	470,785,192	415,700,000

Net income (loss) per share – basic	$0.16	$(1.11)	$0.02
Adjusted earnings per share	$0.57	$0.48	$0.57
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In connection with the DHP acquisition, the Company incurred transaction-related expenses of $4.9 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
Debt Refinancings, Repayments and Repricing
During August and September of 2019, the Company repurchased and cancelled $121.3 million of the Senior PIK Notes, resulting in the recognition of a gain on debt extinguishment of $18.5 million in the year ended December 31, 2019.
On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million, resulting in the recognition of a loss on debt extinguishment of $35.7 million in the year ended December 31, 2020.
On October 29, 2020, the Company (a) issued 5.750% Notes under MPH and increased the revolving credit facility under the senior secured credit facilities from $100.0 million to $450.0 million and (b) repaid all outstanding 7.125% Notes and $369.0 million of indebtedness under Term Loan G with the net proceeds of the 5.750% Notes, together with $715.0 million of cash on hand. As a result, we recognized a loss on debt extinguishment of $67.2 million in the year ended December 31, 2020.
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of a Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith. As a result, we recognized a loss on debt extinguishment of $15.8 million in the year ended December 31, 2021.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.75% as of December 31, 2021.
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement.
In connection with the issuance of our debt instruments, the Company incurred specific expenses related to raising the debt, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs, premiums and discounts are included in interest expense in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
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
Stock-Based Compensation
Prior to the consummation of the Transactions, we were a wholly-owned subsidiary of Holdings and our stock-based compensation was granted to employees in the form of Units via a Class B Unit Award Agreement. The fair value of the Units was remeasured at each reporting period. The consummation of the Transactions constituted a definitive Liquidity Event under the agreements governing the Unit awards and as a result the incentive plan was liquidated. For the year ended December 31,

2020, the Company recorded stock-based compensation expense under the Class B Unit Award Agreement of $405.8 million in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
Since the consummation of the Transactions, the Company has operated under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs and Director RSUs. Stock-based compensation is measured at the grant date based on the fair value of the award.
For the year ended December 31, 2021, the Company has granted 4.2 million Employee NQSOs, 2.9 million Employee RSUs, 0.1 million Employee RS, 0.5 million Fixed Value RSUs and 0.1 million Director RSUs under the 2020 Omnibus Incentive Plan. For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of 18.0 million and 0.2 million, respectively, in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Results of Operations for the Years Ended December 31, 2021 and 2020
The following table provides the results of operations for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Revenues
Network-Based Services	$278,457	$271,262	$7,195	2.7%
Analytics-Based Services	709,272	564,661	144,611	25.6%
Payment and Revenue Integrity Services	129,873	101,840	28,033	27.5%
Total Revenues	$1,117,602	$937,763	$179,839	19.2%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses excluding stock-based compensation	147,342	128,222	19,120	14.9%
Stock-based compensation	2,618	163,025	(160,407)	(98.4)%
Personnel expenses including stock-based compensation	149,960	291,247	(141,287)	(48.5)%
Access and bill review fees	13,526	13,794	(268)	(1.9)%
Other cost of services expenses	11,806	13,634	(1,828)	(13.4)%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	175,292	318,675	(143,383)	(45.0)%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	126,056	80,917	45,139	55.8%
Stock-based compensation	15,392	243,029	(227,637)	(93.7)%
Transaction-related expenses	9,647	31,689	(22,042)	(69.6)%
Total general and administrative expenses	151,095	355,635	(204,540)	(57.5)%
Depreciation expense	64,885	60,577	4,308	7.1%
Amortization of intangible assets	340,210	334,697	5,513	1.6%
Operating income (loss)	386,120	(131,821)	517,941	NM
Interest expense	267,475	335,638	(68,163)	(20.3)%
Interest income	(30)	(288)	258	89.6%
Loss on extinguishment of debt	15,843	102,993	(87,150)	(84.6)%
(Gain) loss on investments	(25)	12,165	(12,190)	NM
Change in fair value of Private Placement Warrants and unvested founder shares	(32,596)	(35,422)	2,826	8.0%
Net income (loss) before taxes	135,453	(546,907)	682,360	NM
Provision (benefit) for income taxes	33,373	(26,343)	59,716	NM
Net income (loss)	$102,080	$(520,564)	$622,644	NM
NM = Not meaningful
Revenues
The increase in revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to increased claims volumes from customers, higher savings rates per unit of billed charges on processed claims, favorable changes in the mix of claims toward higher charge medical services as the effects of the COVID-19 pandemic subsided, and revenues from the acquisitions of DHP and HST. Acquired revenues related to the acquisitions of DHP and HST were $44.4 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in revenues, excluding acquired revenues, was $137.4 million or 14.7% for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Network-Based Services revenues increased in the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to increases in claims volumes from customers, higher savings rates on processed claims, and reduced effects of the COVID-19 pandemic on claim mix, partially offset by certain client adoptions of our Analytics-Based Services in lieu of our Network-Based Services.
Analytics-Based Services revenues increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to increases in claim volumes from customers, higher savings rates, reduced effects of the COVID-19 pandemic on claim mix, certain client adoptions of our Analytics-Based Services in lieu of our Network-Based Services and revenues from the acquisition of HST. Within Analytics-Based Services, revenue increased across all major product categories: Reference-Based Pricing, which includes our Data iSight program, Financial Negotiation, and Value-Driven Health Plan Services.
Payment and Revenue Integrity Services revenues increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to revenues from the acquisition of DHP, increases in claims volumes from customers, and reduced effects of the COVID-19 pandemic on claim mix. The acquisition of DHP contributed to revenues from our Data Mining and Clinical Auditing Services and added revenues from new product categories, including Revenue Integrity Services and Coordination of Benefits and Subrogation Services.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Cost of services (exclusive of depreciation and amortization of intangible assets)	$175,292	$318,675	$(143,383)	(45.0)%
Less: stock-based compensation	2,618	163,025	(160,407)	(98.4)%
Costs of services excluding stock-based compensation	$172,674	$155,650	$17,024	10.9%
The decrease in cost of services for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to decreases in personnel expenses primarily related to stock-based compensation as explained below.
The decrease in personnel expenses, including contract labor, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to decreases in stock-based compensation of $160.4 million partially offset by increases in other compensation-related expenses, including salaries, bonus, commissions, fringe benefits and contract labor of $19.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in other compensation-related expenses was primarily due to increased headcount related to organic growth, the full year impact of the HST acquisition in fourth quarter 2020, and the acquisition of DHP in first quarter 2021. The change in stock-based compensation expense over these time periods was primarily the result of changes in the stock-based compensation plans as described above in the Factors Affecting the Comparability of our Results of Operations.
General and Administrative Expenses

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
General and administrative expenses	$151,095	$355,635	$(204,540)	(57.5)%
Less: stock-based compensation	15,392	243,029	(227,637)	(93.7)%
Less: transaction-related expenses	9,647	31,689	(22,042)	(69.6)%
Less: integration expenses	9,460	801	8,659	NM
General and administrative expenses excluding stock-based compensation, transaction-related expenses, and integration expenses	$116,596	$80,116	$36,480	45.5%
The decrease in general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a decrease in personnel expenses of $202.0 million, a decrease in transaction-related expenses of $22.0 million, and an increase in capitalized development costs of $10.5 million, partially offset by an increase in professional fees of $8.6 million including higher legal, audit, and consulting fees, an increase in insurance premiums of $6.5 million primarily related to higher errors and omissions liability and directors and officers liability insurance, an increase in integration expenses of $8.7 million primarily related to integrating HST and DHP, an increase in equipment lease and maintenance expenses of $2.8 million, an increase in the loss on disposal of assets of $2.6 million based on a periodic review of capitalized computer hardware and software, and an increase in other general and administrative expenses of $0.8 million.
The decrease in personnel expenses of $202.0 million was due to a decrease in stock-based compensation of $227.6 million, partially offset by an increase in other compensation related expenses, including salaries, bonus, fringe benefits, and contract labor of $25.6 million due to increased headcount through organic growth, non-integration related severance costs of $5.0 million, the full year impact of the acquisition of HST in fourth quarter of 2020, and the acquisition of DHP in first quarter of 2021. The decrease in transactions costs of $22.0 million was primarily due to higher costs associated with the Transactions on October 8, 2020 and acquisition of HST on November 9, 2020 as compared to the costs associated with the acquisition of DHP on February 26, 2021. See Note 5 Business Combinations and Note 4 The Transactions of the Notes to Consolidated Financial Statements for additional information.
Depreciation Expense
The increase in depreciation expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to purchases of property and equipment, including internally generated capitalized software in the years ended December 31, 2021 and 2020, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in the amortization of intangible assets for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the acquisitions of HST and DHP. This expense represents the amortization of intangible assets, as explained above and in the Notes to Consolidated Financial Statements.
Interest Expense and Interest Income
The decrease in interest expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to the effect of (i) the Transactions on October 8, 2020 when we redeemed our Senior PIK Notes (8.500% interest rate) and issued Convertible PIK Notes (6.000% interest rate), (ii) the Refinancing on October 29, 2020 when we prepaid $369.0 million of principal balance on Term Loan G and we redeemed the 7.125% Notes and issued 5.750% Notes, and (iii) the refinancing on August 24, 2021 when MPH issued new senior secured credit facilities composed of Term Loan B and Revolver B, and issued the 5.50% Senior Secured Notes, using the net proceeds to repay all of the outstanding balance of Term Loan G.
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
As of December 31, 2021, our long-term debt was $4,879.1 million and included (i) $1,308.4 million Term Loan B, discount on Term Loan B of $12.9 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $27.7 million (reduction in discount on Senior Convertible PIK Notes from December 30, 2020 relates to the adoption of ASU 2020-06 effective January 1, 2021), and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $38.8 million. As of December 31, 2021, our total debt had an annualized weighted average cash interest rate of 4.6%.
As of December 31, 2020, our long-term debt was $4,578.5 million and included (i) $2,341.0 million Term Loan G, discount on Term Loan G of $3.8 million, (ii) $1,300.0 million of 5.750% Senior Notes, (iii) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $329.5 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $29.3 million. As of December 31, 2020, our total debt had a weighted average cash interest rate of 4.9%
Loss (gain) on extinguishment of debt
As a result of the refinancing transactions of August 24, 2021, the Company recognized a loss on debt extinguishment of $15.8 million representing the difference between Term Loan G's net carrying amount immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
The loss on extinguishment of debt for the year ended December 31, 2020 was the result of the redemption in full of the 7.125% Notes, redemption in full of the Senior PIK Notes, and the repayment of $369.0 million of indebtedness under our term loan facility.

Change in fair value of Private Placement Warrants and unvested founder shares
The Company measures at each reporting period the fair values of the Private Placement Warrants and unvested founder shares. For the year ended December 31, 2021, the fair values of the Private Placement Warrants and the unvested founder shares decreased by $6.5 million and $26.1 million, respectively. The decrease was primarily due to the variations in the stock price of the Company's Class A common stock over that period.
Provision (Benefit) for Income Taxes
Net income before income taxes for the year ended December 31, 2021 of $135.5 million generated a provision for income taxes of $33.4 million with an effective tax rate of 24.6%. Net loss before income taxes for the year ended December 31, 2020 of $546.9 million generated a benefit for income taxes of $26.3 million with an effective tax rate of 4.8%. Our effective tax rate for the years ended December 31, 2021 and December 31, 2020 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, changes in the Company's deferred state tax rate due to operations, and state tax expense.
Results of Operations for the Years Ended December 31, 2020 and December 31, 2019
For a discussion comparing our consolidated operating results from the year ended December 31, 2020 with the year ended December 31, 2019, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Years Ended December 31, 2020 and December 31, 2019" in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Commission on March 16, 2021.
Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $188.4 million, which includes restricted cash of $3.1 million, and $450.0 million of loan availability under the revolving credit facility. In connection with the Refinancing, the capacity of the revolving credit facility was increased from $100.0 million to $450.0 million and $369.0 million of indebtedness under the Term Loan G was repaid. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. As of December 31, 2021, we had three letters of credit that reduce the capacity of the revolver by $1.8 million and are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits. See Note 3 Long-Term Debt of the Notes to Consolidated Financial Statements for further information on the August 24, 2021 refinancing.
On August 27, 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $250.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2022. As of December 31, 2021, the Company has repurchased approximately $100.0 million of its Class A common stock as part of this program using cash on hand.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months and for the long term. We may from time to time at our sole discretion, purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.

Cash Flow Summary
The following table is derived from our consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$404,687	$377,374
Investing activities	$(228,379)	$(210,845)
Financing activities	$(114,684)	$(61,599)
For the year ended December 31, 2021 as compared to the year ended December 31, 2020
Cash Flows from Operating Activities
Cash flows from operating activities provided $404.7 million for the year ended December 31, 2021 and $377.4 million for the year ended December 31, 2020. This $27.3 million, or 7.2%, increase in cash flows from operating activities was primarily the result of increase in net income of $622.6 million, after adjusting for non-cash items of $521.3 million, offset by changes in net working capital of $74.0 million.
The $521.3 million decrease in non-cash items was primarily due to a decrease in stock-based compensation of $388.0 million, decrease in loss on extinguishment of debt of $87.2 million, change in the deferred tax benefit of $36.9 million, decrease in loss on investments of $12.2 million, decrease in the amortization of right-of-use-asset of $1.4 million, and the decrease in non-cash interest costs of $10.6 million, offset by increases in depreciation expense of $4.3 million, increase in amortization of intangible assets of $5.5 million, increases in loss on disposal of assets of $2.4 million, and the change in fair value of Private Placement Warrants and unvested founder shares of $2.8 million.
The increase in net income of $622.6 million was primarily the result of increases in revenues and reductions in costs of services, general and administrative expenses, interest expense, loss on extinguishment of debt, and decreases in the change in fair value of Private placement Warrants and unvested founder shares, offset by increases in depreciation expense, increases in amortization expense, increases in change in fair value of Private Placement Warrants and unvested founder shares, increases in the provision for income taxes, and decreases in interest income as explained above.
During the year ended December 31, 2021, $44.0 million was used by changes in working capital including increases in net accounts receivable of $33.8 million primarily due to increases in year-over-year revenues and timing of collections, increases in prepaid expenses and other assets of $7.0 million, increases in prepaid taxes of $5.1 million, and decreases in operating lease obligations of $5.9 million, offset by increases in accounts payable and accrued expenses of $7.7 million.
During the year ended December 31, 2020, $30.0 million was provided by changes in working capital including decreases in net accounts receivable of $14.8 million primarily due to declines in year-over-year revenues and timing of collections, decreases in prepaid taxes of $2.1 million primarily due to a retrospective change in the tax law, and increases in accounts payable and accrued expenses of $29.1 million, offset by increases in prepaid expenses and other assets of $7.5 million and decreases in operating lease obligations of $8.5 million. The increase in accounts payable and accrued expenses is primarily due to an increase in accrued interest of $13.6 million and accrued taxes of $9.8 million.
Cash Flows from Investing Activities
For the year ended December 31, 2021, net cash of $228.4 million was used in investing activities including $149.7 million for the acquisition of DHP and $84.6 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of investment of $5.6 million. For the year ended December 31, 2020, net cash of $210.8 million was used in investing activities including $140.0 million for the acquisition of HST and $70.8 million for purchases of property and equipment and capitalization of software development. This increase in purchases of property and equipment and capitalization of software development of $13.8 million was primarily due to increased capitalization of software development on capital projects primarily to enhance our information technology infrastructure and platforms to increase efficiencies, data security, and service line capabilities.

Cash Flows from Financing Activities
Cash flows used in financing activities for the year ended December 31, 2021 were $114.7 million primarily consisting of repayments of Term Loan G of $2,341.0 million, $100.0 million of purchases of treasury stock, and $3.8 million of taxes paid on net settlement of vested share awards and repayments of Term Loan B of $3.3 million, offset by the issuance of Term Loan B of $1,298.9 million and the issuance of $1,034.5 million of the 5.50% Senior Secured Notes.
Cash flows used in financing activities for the year ended December 31, 2020 were $61.6 million primarily consisting of $369.0 million of prepayments on our Term Loan G, $1,615.6 million for the extinguishment of the 7.125% Notes, $1,202.3 million for extinguishment of the Senior PIK Notes, $101.1 million for the purchase of treasury stock, and $23.5 million for the payment of debt issuance costs, offset by $682.4 million for the effect of the Transactions, $1,267.5 million of cash provided by the issuance of Senior Convertible PIK Notes and $1,300.0 million of cash provided by the issuance of the 5.750% Notes. In addition, there was $98.0 million of borrowings on and repayments of our Revolver G.
For the year ended December 31, 2020 as compared to the year ended December 31, 2019
For a discussion comparing our cash flows from operating activities, investing activities, and financing activities from the year ended December 31, 2020 with the year ended December 31, 2019, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow Summary – For the year ended December 31, 2020 as compared to the year ended December 31, 2019" in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Commission on March 16, 2021.
Term Loans and Revolvers
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, issued with a discount of 1.00%, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.75% as of December 31, 2021.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at December 31, 2021 and 0.25% at December 31, 2020. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the agreement.
Senior Notes
On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million, which included a redemption premium and accrued interest. The interest rate on the Senior PIK Notes was fixed at 8.5% and was payable semi-annually on June 1 and December 1 of each year.
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027. Prior to the adoption of ASU 2020-06 on January 1, 2021, the nature of the notes required management to separate the Senior Convertible PIK Notes into liability and equity components. ASU 2020-06’s elimination of the beneficial conversion guidance resulted in "recombining" the equity and debt components of the Senior Convertible PIK Notes into a single liability. As a result, $297.9 million of the discount on the liability created by recognition of a component of the convertible debt in equity was eliminated on January 1, 2021. See Note 3 New Accounting Pronouncements and Note 9 Long-Term Debt of the Notes to the Consolidated Financial Statements for further detail.

The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.0 conversion price, subject to customary anti-dilution adjustments. The interest rate on the Senior Convertible PIK Notes is fixed at 6% in cash and 7% in kind, and is payable semi-annually on April 15 and October 15 of each year.
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
On August 24, 2021 MPH issued $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes with a maturation date of September 1, 2028. The interest rate on the 5.50% Senior Secured Notes is fixed at 5.50%, and is payable semi-annually on March 1 and September 1 of each year. The 5.50% Senior Secured Notes are guaranteed and secured as described below under "—Guarantees and Security."
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
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 2.61 times and 3.14 times as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020 we were in compliance with all of the debt covenants.
The debt agreements governing the new senior secured credit facilities, Term Loan G, the Revolver G, the 5.750% Notes and the 5.50% Senior Secured Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the new senior secured credit facilities and the 5.50% Senior Secured Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the new senior secured credit facilities, Term Loan G and the Revolver G, and any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
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
We assess the impairment of our goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our 2021 impairment assessment of goodwill and indefinite-lived intangible assets and determined that no impairment existed as of November 1, 2021. The Company's management is not aware of any triggering events subsequent to the impairment review, and management believes no impairments exist as of December 31, 2021 that need to be disclosed.
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020 and the DHP acquisition in 2021. The carrying value of goodwill was $4,363.1 million and $4,257.3 million as of December 31, 2021 and 2020, respectively and no impairment has been recognized to date.
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
After the consummation of the Transactions
The fair value of the awards under the 2020 Omnibus Incentive Plan is measured on the grant date. We determine the fair value of the Employee RS, Employee RSUs and Director RSUs with time based vesting using the value on our common stock on the date of the grant. We determine the fair value of Employee NQSOs with an exercise price equal to the price of the Company's Class A common stock on the grant date ("at-the-money") using a Black-Scholes option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and the expected term obtained using the simplified method of averaging the vesting term and the original contractual term of the options. The fair value of Employee NQSOs with an exercise price higher than the Company's Class A common stock on the grant date is estimated on the date of grant using a binomial-lattice option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and a sub optimal exercise factor calibrated to the valuation obtained from the Black-Scholes options model used for a hypothetical at-the-money option with the same vesting schedules. We determine the fair value of the Fixed Value RSUs using the fixed dollar amount of the award. The Fixed Value RSUs are classified as liabilities.
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
Customer Concentration
Three customers individually accounted for 34%, 19% and 10% of revenues for the year ended December 31, 2021 and 35%, 20% and 9% of revenues for each of the years ended December 31, 2020 and December 31, 2019. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
Recent Accounting Pronouncements
See Note 3 New Accounting Pronouncements of the Notes to Consolidated Financial Statements for additional information.
Quantitative and Qualitative Disclosure about Market Risk
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk below.
Internal Controls of Financial Reporting
See Item 9A. Controls and Procedures below.

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
Interest Rate Risks. We are exposed to changes in interest rates. Borrowings under our senior secured credit facilities are variable rate debt. Interest rate changes generally impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. A 100-basis point increase (decrease) in the variable interest rates under Term Loan B would result in a $13.2 million increase (decrease) in interest expense, per annum on our borrowings.
We may manage our exposure to fluctuations in interest rates with respect to our senior secured credit facilities by entering into interest rate swap or cap agreements. From time to time, we have entered into interest rate swap and cap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments were used to mitigate interest rate or other risks, although to some extent they exposed us to market risks and credit risks. We currently have no derivative instruments and had no derivatives in 2021, 2020 and 2019.
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
In July 2017, the United Kingdom Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021, some of which have recently been extended to June 30, 2023. The effect of any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere cannot be predicted. Such developments may cause LIBOR to perform differently from the past, including sudden or prolonged increases or decreases in LIBOR, or LIBOR may cease to exist resulting in the application of a successor base rate under our credit facilities. Either development could have unpredictable effects on our interest payment obligations, including an increase in interest payments under our credit facilities. See above for our sensitivity to an increase or decrease in the variable interest rates under Term Loan B.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MultiPlan Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MultiPlan Corporation and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income (loss) and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity's own equity in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
PSAV Revenue – Variable Consideration
As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the compensation received from healthcare cost payors in exchange for various cost management services and solutions. Compensation from payors includes commissions received for each claim based on the percentage of savings ("PSAV") achieved compared to the providers’ billed fee-for service rates. Revenue under a PSAV arrangement is entirely variable and variable consideration is estimated using the expected value method based on the Company’s historical experience and management’s best judgment at the time. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based on both client-specific and aggregated factors that include historical billing and adjustment data, client contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. For the year ended December 31, 2021, revenue from PSAV arrangements was $1,037.8 million.
The principal considerations for our determination that performing procedures relating to the PSAV revenue variable consideration, is a critical audit matter are (i) the significant judgment by management due to the measurement uncertainty involved in developing the estimates of variable consideration, as the estimates are based on assumptions developed using both client-specific and aggregated factors related to historical billing and adjustment data, including the period of historical experience utilized in determining the estimate of variable consideration, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumption related to the period of historical experience.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the PSAV revenue recognition process, including controls over management's estimation of variable consideration. These procedures also included, among others, (i) testing management’s process for developing the estimate of PSAV variable consideration, (ii) evaluating the appropriateness of the expected value method, (iii) testing the completeness and accuracy of underlying data used in the method, and (iv) evaluating the reasonableness of management’s significant assumption related to the period of historical experience. Evaluating the reasonableness of the assumption related to the period of historical experience involved considering the historical relationships of revenue recognized and collected and amounts returned or credited in subsequent periods, and whether this assumption was consistent with evidence obtained in other areas of the audit.
Valuation of Private Placement Warrants and Unvested Founder Shares
As described in Notes 2 and 10 to the consolidated financial statements, the Company classifies the private placement warrants and unvested founder shares as a liability on its consolidated balance sheets as these instruments are precluded from being indexed to the Company’s own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in the relevant accounting guidance. The private placement warrants and unvested founder shares were initially recorded at fair value on the date of consummation of the transactions using option pricing models, and subsequently remeasured to fair value at each subsequent reporting date. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately other income and expenses. Management determines the fair value of the private placement warrants and unvested founder shares using an option pricing model while taking into consideration (i) the price of the Company’s Class A common stock, (ii) transfer restrictions, and (iii) vesting hurdles, as applicable. Assumptions used in the model are subjective and require significant management judgment, and include (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of the private placement warrants and unvested founder shares. As of December 31, 2021, the fair values of the private placement warrants and unvested founder shares were $38.0 million and $36.0 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of the private placement warrants and unvested founder shares is a critical audit matter are (i) the significant judgment by management in determining the fair value of the private placement warrants and unvested founder shares which included the significant assumptions related to the volatility and discount for lack of marketability; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of the private placement warrants and unvested founder shares, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of private placement warrants and unvested founder shares, including controls over management's review of the significant assumptions related to the volatility and discount for lack of marketability. These procedures also included, among others, testing management’s process for determining the fair value of the private placement warrants and unvested founder shares as of the balance sheet date. Testing management’s process included (i) evaluating the methodology used by management to determine the fair value of the private placement warrants and unvested founder shares, (ii) testing the mathematical accuracy of management’s model, (iii) assessing the reasonableness of management’s significant assumptions related to the volatility and discount for lack of marketability, and (iv) testing the completeness and accuracy of data used in the model. Professionals with specialized skill and knowledge were used to assist in evaluating the methodology to determine the fair value of the private placement warrants and unvested founder shares, testing the mathematical accuracy of the model, and evaluating whether the significant assumptions related to the volatility and discount for lack of marketability used by management were reasonable considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2022
We have served as the Company’s auditor since 2009.

MULTIPLAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$185,328	$126,755
Restricted cash	3,051	—
Trade accounts receivable, net	99,905	63,198
Prepaid expenses	24,910	17,708
Prepaid taxes	5,064	—
Other current assets, net	999	1,193
Total current assets	319,257	208,854
Property and equipment, net	213,238	187,631
Operating lease right-of-use assets	30,104	31,339
Goodwill	4,363,070	4,257,336
Other intangibles, net	3,285,037	3,584,187
Other assets	9,701	14,231
Total assets	$8,220,407	$8,283,578
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,005	$15,261
Accrued interest	55,685	31,528
Accrued taxes	—	10,176
Operating lease obligation, short-term	6,883	6,439
Current portion of long-term debt	13,250	—
Accrued compensation	25,419	21,843
Other accrued expenses	27,666	27,251
Total current liabilities	141,908	112,498
Long-term debt	4,879,144	4,578,488
Operating lease obligation, long-term	26,725	27,499
Private Placement Warrants and unvested founder shares	74,000	106,595
Deferred income taxes	753,825	900,633
Other liabilities	135	—
Total liabilities	5,875,737	5,725,713
Commitments and contingencies (Note 13)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 665,456,180 and 664,183,318 issued; 638,338,774 and 655,075,355 shares outstanding	67	66
Additional paid-in capital	2,311,660	2,530,410
Retained earnings	225,112	116,999
Treasury stock — 27,117,406 and 9,107,963 shares	(192,169)	(89,610)
Total shareholders’ equity	2,344,670	2,557,865
Total liabilities and shareholders’ equity	$8,220,407	$8,283,578
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$1,117,602	$937,763	$982,901
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	175,292	318,675	149,607
General and administrative expenses	151,095	355,635	75,225
Depreciation	64,885	60,577	55,807
Amortization of intangible assets	340,210	334,697	334,053
Total expenses	731,482	1,069,584	614,692
Operating income (loss)	386,120	(131,821)	368,209
Interest expense	267,475	335,638	376,346
Interest income	(30)	(288)	(196)
Loss (gain) on extinguishment of debt	15,843	102,993	(18,450)
(Gain) loss on investments	(25)	12,165	—
Change in fair value of Private Placement Warrants and unvested founder shares	(32,596)	(35,422)	—
Net income (loss) before taxes	135,453	(546,907)	10,509
Provision (benefit) for income taxes	33,373	(26,343)	799
Net income (loss)	$102,080	$(520,564)	$9,710

Weighted average shares outstanding – Basic	651,006,567	470,785,192	415,700,000
Weighted average shares outstanding – Diluted	651,525,791	470,785,192	415,700,000

Net income (loss) per share – Basic	$0.16	$(1.11)	$0.02
Net income (loss) per share – Diluted	$0.16	$(1.11)	$0.02

Comprehensive income (loss)	$102,080	$(520,564)	$9,710
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2018 (1)	415,700,000	$42	$1,362,493	$627,853	—	$—	$1,990,388

Class B Unit expense	—	—	(14,880)	—	—	—	(14,880)
Net income	—	—	—	9,710	—	—	9,710
Balance as of December 31, 2019 (1)	415,700,000	$42	$1,347,613	$637,563	—	$—	$1,985,218

Class B Unit expense (Note 15)	—	—	405,843	—	—	—	405,843
2020 Omnibus Incentive Plan (Note 15)	31,250	—	211	—	(13,087)	(117)	94
Effect of the Mergers (Note 4)	128,806,148	13	(548,636)	—	—	—	(548,623)
Private Placement Warrants and unvested founder shares (Note 10)	(12,404,080)	(2)	(142,017)	—	—	—	(142,019)
PIPE Investment, net of costs (Note 4)	132,050,000	13	1,467,396	—	—	—	1,467,409
Treasury stock purchases	—	—	—	—	(9,094,876)	(89,493)	(89,493)
Net loss	—	—	—	(520,564)	—	—	(520,564)
Balance as of December 31, 2020	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Effect of ASU 2020-06 (Note 3)	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan (Note 15)	1,272,862	1	16,354	—	—	—	16,355
Tax withholding related to vesting of equity awards	—	—	(1,230)	—	(345,733)	(2,559)	(3,789)
Repurchase of common stock	—	—	—	—	(17,663,710)	(100,000)	(100,000)
Net income	—	—	—	102,080	—	—	102,080
Balance as of December 31, 2021	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$102,080	$(520,564)	$9,710
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,885	60,577	55,807
Amortization of intangible assets	340,210	334,697	334,053
Amortization of the right-of-use asset	6,963	8,405	9,594
Stock-based compensation	18,010	406,054	(14,880)
Deferred income taxes	(81,929)	(45,041)	(111,404)
Non-cash interest costs	12,259	22,888	13,368
Loss on extinguishment of debt	15,843	102,993	(18,450)
Loss on equity investments	—	12,165	—
Loss on disposal of property and equipment	2,991	610	163
Change in fair value of Private Placement Warrants and unvested founder shares	(32,596)	(35,422)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	(33,826)	14,758	5,279
Prepaid expenses and other assets	(6,952)	(7,480)	(8,822)
Prepaid taxes	(5,064)	2,130	(1,426)
Operating lease obligation	(5,900)	(8,461)	(9,462)
Accounts payable and accrued expenses and other	7,713	29,065	20,783
Net cash provided by operating activities	404,687	377,374	284,313
Investing activities:
Purchases of property and equipment	(84,590)	(70,813)	(66,414)
Proceeds from sale of investment	5,641	—	—
HST Acquisition, net of cash acquired	246	(140,032)	—
DHP Acquisition, net of cash acquired	(149,676)	—	—
Net cash used in investing activities	(228,379)	(210,845)	(66,414)
Financing activities:
Repayments of Term Loan G	(2,341,000)	(369,000)	(100,000)
Extinguishment of 7.125% Notes	—	(1,615,583)	—
Extinguishment of Senior PIK Notes	—	(1,202,302)	(101,013)
Issuance of Senior Convertible PIK Notes	—	1,267,500	—
Issuance of 5.750% Notes	—	1,300,000	—
Repayments of Term Loan B	(3,313)	—	—
Issuance of Term Loan B	1,298,930	—	—
Issuance of 5.50% Senior Secured Notes	1,034,520	—	—
Taxes paid on settlement of vested share awards	(3,789)	—	—
Borrowings on revolving credit facility	—	98,000	—
Repayment of revolving credit facility	—	(98,000)	—
Effect of the Transactions	—	682,408	—
Purchase of treasury stock	(100,000)	(101,123)	—
Payment of debt issuance costs	—	(23,489)	—
MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows Continued
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Borrowings on finance leases, net	(32)	(10)	(75)
Net cash used in financing activities	(114,684)	(61,599)	(201,088)
Net increase in cash, cash equivalents and restricted cash	61,624	104,930	16,811
Cash, cash equivalents and restricted cash at beginning of period	126,755	21,825	5,014
Cash, cash equivalents and restricted cash at end of period	$188,379	$126,755	$21,825

Cash and cash equivalents	$185,328	$126,755	$21,825
Restricted cash	3,051	—	—
Cash, cash equivalents and restricted cash at end of period	$188,379	$126,755	$21,825

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$5,930	$4,334	$3,768
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,880	$10,210	$4,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(231,049)	$(312,349)	$(363,907)
Income taxes, net of refunds	$(131,517)	$(3,917)	$(114,569)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

1.General Information and Business
General Information
MultiPlan Corporation, formerly known as Churchill Capital Corp III, was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
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
Throughout the Notes to Consolidated Financial Statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to Polaris and its subsidiaries prior to the consummation of the Transactions, and MultiPlan and its subsidiaries after the Transactions.
Business
We are a provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical cost and improving payment accuracy for the payors of healthcare, which are health insurers, self-insured employers and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services. The Company, through its operating subsidiary, MultiPlan, Inc., offers these solutions nationally through its Analytics-Based Services, which reduce medical cost through data-driven algorithms which detect claims over-charges and either negotiate or recommend fair reimbursement using a variety of data sources and pricing algorithms, its Network-Based Services, which reduce medical cost through contracted discounts to form one of the largest independent preferred provider organizations in the United States, and outsourced network development and/or management services; and its Payment and Revenue Integrity Services, which reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, bear insurance risk, underwrite risk, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, for the most part our customers are payors. We offer these payors a single electronic gateway to a highly-integrated and comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering fair and efficient payments to the providers. For the year ended December 31, 2021, our expansive network included access to over 1.2 million healthcare providers.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. Intercompany accounts and transactions have been eliminated in consolidation.
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
COVID-19
COVID-19 has negatively impacted our business, results of operations, and financial condition during the years ended December 31, 2021 and 2020. Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. The Company experienced an approximately 4.6% decline in revenues for the year ended December 31, 2020 compared to 2019 primarily due to reduced volume from customers as a result of restrictions on elective medical procedures and non-essential medical services. For the year ended December 31, 2021, the Company's revenues continue to be negatively impacted, but to a lesser extent compared to 2020 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Transaction costs, other than those associated with the issuance of debt or equity securities incurred in connection with a business combination, are expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
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
Restricted Cash
In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The cash and cash equivalents held by our insurance captive have been classified in the line item restricted cash in our consolidated balance sheets because the assets are not available to satisfy our current obligations. See the Insurance section of this footnote for additional information on our captive insurance company.
Accounts Receivable
Accounts receivable are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the CECL.
Allowance for Doubtful Accounts
The Company is paid for virtually all of its services by insurance companies, third-party administrators and employers. Management estimates constraints on variable consideration for anticipated contractual billing adjustments that its clients or the Company may make to invoiced amounts; refer to Revenue Recognition accounting policies for additional detail. Management also maintains allowances for doubtful accounts for estimated losses resulting from the Company's clients' inability to make required payments. The Company establishes an allowance for doubtful accounts based upon a specific customer's credit risk.
The following table details the changes in the allowance for doubtful accounts:

(in thousands)	2021	2020	2019
Allowance as of January 1,	$466	$408	$529
Provision for doubtful accounts	—	58	—
Write-offs of uncollectible receivables	(51)	—	(121)
Allowance as of December 31,	$415	$466	$408
Management regularly evaluates the adequacy of the assumptions used in determining these allowances and adjusts as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes off accounts

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
after all substantial collection efforts have failed and any resulting losses are included in general and administrative expenses within our consolidated statements of income (loss) and comprehensive income (loss).
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Major expenditures for property and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is ready for its intended use. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in costs of goods sold and general and administrative expenses within our consolidated statements of income (loss) and comprehensive income (loss).
The Company provides for depreciation and amortization on property and equipment using the straight-line method to allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Leasehold improvements	The shorter of the life of lease or asset life, 5 – 15 years
Furniture and equipment	5 – 7 years
Computer hardware	3 – 5 years
Computer software	3 – 5 years
Internal-use software development costs incurred in the preliminary project stage are expensed as incurred; costs incurred in the application and development stage, that meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally five years; and costs incurred in the post-implementation/operations stage are expensed as incurred.
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
ROU assets represent the Company's right to control the use of the underlying assets for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the Company's portfolio of leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term beginning at the lease commencement date. The lease term is the non-cancelable period of the lease, and includes any renewal and termination options we are reasonably certain to exercise. The reasonably certain threshold is evaluated at lease commencement and is typically met if substantial economic incentives or termination penalties are identified. The operating lease ROU assets are adjusted for lease incentives, any lease payments made prior to the commencement date and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The lease expense for our operating leases is recognized on a straight-line basis over the lease term and is included in cost of services or general and administrative expenses in our consolidated statements of income (loss) and comprehensive income (loss).
Finance leases are included in property and equipment, net and in long-term debt on our consolidated balance sheets. Our finance leases are not material to the financial statements as a whole.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense is recognized for these short-term leases on a straight-line basis over the lease term.
See Note 7 Leases for additional information on leases.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
The Company assesses the impairment of its goodwill and indefinite-lived intangible assets at least annually on November 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test. In the quantitative impairment test, we calculate the estimated fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) comparable public company analysis and (iii) comparable acquisitions analysis, giving equal weight to the three approaches. If the carrying amount of the reporting unit after all of the reporting unit's other assets (excluding goodwill) have been adjusted for impairment exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
Indefinite-lived intangible assets, such as certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value.
We performed our 2021 qualitative impairment assessment of goodwill and indefinite-lived intangible assets and determined that no impairment existed as of November 1, 2021. No goodwill or indefinite-lived intangible asset impairment was identified in any of the periods presented. The Company's management is not aware of any triggering events subsequent to the impairment review, and management concludes no impairment exists as of December 31, 2021.
The value of definite-lived intangible assets is recorded at their acquisition date fair value and amortized on a straight-line basis over their estimated lives. The Company tests definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No definite-lived intangible asset impairment was identified in any of the periods presented.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Following is a summary of the range of estimated useful life of other intangible assets:

Asset Classification	Range of Estimated Useful Life
Client relationships	10 to 16 years
Provider Network	15 years
Technology	4 to 5 years
Trade Names	1 year to indefinite
See Note 8 Goodwill and Other Intangible Assets for additional information.
Revenue Recognition
All revenue recognized in the consolidated statements of income (loss) and comprehensive income (loss) is considered to be revenue from contracts with customers.
Revenue is generated from the compensation received from healthcare cost payors in exchange for various cost management services and solutions. Our service offerings include the following: (i) Network-Based Solutions that process claims at a discount compared to billed fee-for-service rates while using an extensive network, (ii) Analytics-Based Solutions that use its leading and proprietary information technology platform to offer clients Analytics-Based Solutions to reduce medical costs and (iii) Payment and Revenue Integrity Solutions that use data, technology and clinical expertise to identify improper, unnecessary and excessive charges. Compensation from payors includes (1) commissions received for each claim based on the PSAV achieved compared to the providers' billed fee-for service rates and (2) fees for standing ready to provide cost management solutions for each covered member, which are based on a PEPM.
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
The timing of payments from customers from time to time generates contract assets or contract liabilities; however these amounts are immaterial in all periods presented.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 15 to 30 days. We do not have any significant financing components in our contracts with customers.
The Company expenses sales commissions and other costs to obtain a contract when incurred, because our commissions are deemed contingent on factors broader than the simple intention of the contracts and cannot be considered directly incremental. These costs are recorded within cost of services.
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
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues
Network Services	$278,457	$271,262	$314,510
PSAV	215,449	208,276	249,095
PEPM	55,684	55,301	56,841
Other	7,324	7,685	8,574
Analytic-Based Services	709,272	564,661	561,525
PSAV	692,880	560,981	560,675
PEPM	16,392	3,680	850
Payment Integrity Services	129,873	101,840	106,866
PSAV	129,477	101,753	106,782
PEPM	396	87	84
Total Revenues	$1,117,602	$937,763	$982,901
Costs of Services
Costs of services consist of all costs specifically associated with claims processing activities for customers, sales and marketing and the development and maintenance of the Company's networks and analytics-based solutions.
Insurance
The Company employs various risk transfer methodologies in dealing with the various insurance policies it purchases, including, for certain risks, a wholly-owned captive insurance subsidiary. These methodologies include the use of large deductible programs and self-insured retentions with stop loss limits. Errors and omissions liability, directors and officers liability, fiduciary liability, cybersecurity, employment practices liability and crime insurance are all claims made coverages and utilize self-insured retentions subject to an annual aggregate limit. These self-insured retentions range from $10,000 to $20,000,000 per claim. The Company retains the services of an insurance broker to assess current risk and exposure levels as a standalone entity. The appropriate types and levels of coverage were determined by the Company, and the Company had active policies providing the desired level of coverage deemed necessary by the Company.
Health insurance and employee benefits are subject to the participant's deductible amounts with amounts exceeding the deductibles self-insured by the Company. The Company uses historical claim data and loss trends to project incurred losses and record loss reserves. Other factors utilized in determining loss reserves include, but are not limited to, the amount and timing of

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
historical payments, severity of individual claims, jurisdictional considerations, the anticipated future volume of claims, the life span of various types of claims and input from the Company's legal representatives responsible for the defense of these claims. The ultimate value of casualty claims (primarily general liability) and professional liability (primarily errors and omissions) claims may take several years before becoming known. Liabilities associated with the risks that are retained by the Company are not discounted.
The Company’s wholly-owned captive insurance subsidiary receives direct premiums, which are netted against the Company’s insurance company costs in general and administrative expenses, in the consolidated statements of income (loss) and comprehensive income (loss).
Stock-Based Compensation
Prior to the Transactions
The Company's awards were granted in the form of Units via the Polaris Agreement.
Stock-based compensation was measured at the grant date based on the fair value of the award and was recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions and using the graded-vesting method for awards with performance conditions. The fair value of the awards was remeasured at each reporting period. The Units were classified as liabilities and their fair value was remeasured at each reporting period.
We determined the fair value of our awards based on (i) the customized payout structure of the subject Units, (ii) liquidity timing, and (iii) vesting hurdles, as applicable, based on the output of Monte Carlo simulations. The simulation was based on a risk neutral framework which is a common technique for valuing financial derivatives that possess optionality.
Changes in the assumptions made on (i) liquidity dates, (ii) volatility, (iii) discount rates and (iv) the risk-free rate can materially affect the estimate of fair value and ultimately how much stock-based compensation expense was recognized. The Company has historically been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on US Treasury constant maturity yields commensurate with the remaining term for each liquidity date assumption. These inputs are subjective and generally require significant analysis and judgment to develop.
After the consummation of the Transactions
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs (together "employee awards"), and Director RSUs.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as compensation expense for employee awards, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions. The compensation expense for Director RSUs is recognized in the same period(s) and in the same manner as if the Company had paid cash in exchange for the goods or services instead of a share-based award. The Company recognizes forfeitures as they occur.
We determine the fair value of the Employee RS, Employee RSUs and Director RSUs with time based vesting using the value on our common stock on the date of the grant.
We determine the fair value of Employee NQSOs with an exercise price equal to the price of the Company's Class A common stock on the grant date ("at-the-money") using a Black-Scholes option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and the expected term obtained using the simplified method of averaging the vesting term and the original contractual term of the options. The fair value of Employee NQSOs with an exercise price higher than the Company's Class A common stock on the grant date ("out-of-the-money") is estimated on the date of grant using a binomial-lattice option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and a sub optimal exercise factor calibrated to the valuation obtained from the Black-Scholes options model used for a hypothetical at-the-money option with the same vesting schedules.
We determine the fair value of the Fixed Value RSUs using the fixed dollar amount of the award. The Fixed Value RSUs are classified as liabilities.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) risk-free rate, (ii) volatility, (iii) expected term, and (iv) suboptimal exercise factor. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the interpolated 5 and 7 year U.S. Treasury constant maturity yields. Changes in these assumptions can materially affect the estimate of the grant date fair value of the Employee NQSOs and ultimately compensation expenses.
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
The Private Placement Warrants and unvested founder shares were initially recorded at fair value on the date of consummation of the Transactions and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of Private Placement Warrants and unvested founder shares in the consolidated statements of income (loss) and comprehensive income (loss). The fair value of the unvested founder shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants using a Black Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
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
Customer Concentration
Three customers individually accounted for 34%, 19% and 10% of revenues for the year ended December 31, 2021 and 35%, 20% and 9% of revenues for each of the years ended December 31, 2020 and December 31, 2019. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Earnings and Loss per Common Share
The Company calculates basic EPS based on the weighted average number of common shares outstanding for the period.
The Company determines diluted EPS using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with warrants, shares which may be issued upon conversion of the Senior Convertible PIK Notes, unvested founder shares and awards within the 2020 Omnibus Incentive Plan (collectively, common stock equivalents), using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Out-of-the-money common stock equivalents are considered anti-dilutive and are excluded in the computation of diluted EPS.
In periods when the Company records net loss, common stock equivalents are excluded in the computation of diluted EPS because their inclusion would be anti-dilutive.
See Note 17 Basic and Diluted Earnings and Loss Per Share for additional information.
3.New Accounting Pronouncements
We consider the applicability and impact of all ASUs and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position.
New Accounting Pronouncements Recently Adopted
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326 and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this standard on January 1, 2020, using a modified retrospective approach. Our financial instruments in the scope of the new standard consist primarily of trade receivables and loans. The adoption of ASC 326 had no material impact on our consolidated financial statements.
ASU 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We adopted this guidance on January 1, 2021 and it had no material impact on our consolidated financial statements.”
ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. On August 5, 2020, the FASB issued ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company adopted this new accounting standard on January 1, 2021 on a modified retrospective basis. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the standard resulted in a reclassification to long-term debt of $297.9 million, corresponding to the equity component of $233.9 million previously recorded in additional paid-in capital, the deferred taxes related to the equity component as of January 1, 2021 of $70.0 million, and a cumulative-effect adjustment to increase retained earnings as of January 1, 2021 by $6.0 million, which reflects the elimination of the discount amortization related to the equity component in prior periods, net of deferred taxes. See Note 9 Long-Term Debt below for additional information on the impact of this adoption.
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848) and Reference Rate Reform (Topic 848): Scope. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has senior secured credit facilities for which the interest rates are indexed on the LIBOR. The guidance did not have an impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts and hedging relationships modified on or before December 31, 2022.

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
In connection with the Transactions, the Company has incurred transaction costs. The transaction costs directly attributable to the Transactions represent $113.1 million and have been recorded as a reduction to additional paid in capital in the accompanying consolidated balance sheets. The transaction costs considered incremental have been expensed as incurred and these amounts, $28.7 million for the year ended December 31, 2020, are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through December 31, 2021, DHP's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
In connection with the DHP acquisition, the Company incurred transaction costs that have been expensed as incurred and these amounts totaling $4.9 million for the year ended December 31, 2021, are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
HST Acquisition
On November 9, 2020, the Company completed the acquisition of HST, a reference-based pricing company that uses data analytics and tools to engage members and providers on the front and back end of healthcare. The Company acquired 100 percent of the voting equity interest of HST. The acquisition increases the value that MultiPlan offers to healthcare payors by adding complementary services to help them better manage cost, enhances MultiPlan's analytics products and services and further extends the company into adjacent customer segments such as TPAs and Regional Health Plans.
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
The following table summarizes the consideration transferred to acquire HST and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)	December 31, 2020	Measurement period adjustments	December 31, 2021

Total consideration transferred in cash	$145,416	$(182)	$145,234

Cash and cash equivalents	5,384	64	5,448
Trade accounts receivable, net	885	(112)	773
Prepaid expenses	138	—	138
Operating lease right-of-use assets	1,306	—	1,306
Property and equipment, net	78	—	78
Other current assets, net	60	1,635	1,695
Trademark, net	1,430	—	1,430
Technology, net	6,350	—	6,350
Client relationships intangible, net	24,460	—	24,460
Accounts payable	(419)	(139)	(558)
Other accrued expenses	(310)	(140)	(450)
Deferred income taxes	(7,854)	1,016	(6,838)
Operating lease obligation	(1,415)	—	(1,415)
Total identifiable net assets	30,093	2,324	32,417

Goodwill	$115,323	$(2,506)	$112,817
The results of operations and financial condition of HST have been included in the Company's consolidated results from the date of acquisition. Through December 31, 2021, HST's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.
In connection with the HST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.1 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively, are included in general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
6.Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2021 and 2020:

	As of December 31,
	2021			2020
(in thousands)	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net
Leasehold improvements	$4,279	$(3,074)	$1,205	$3,583	$(2,507)	$1,076
Furniture & equipment	5,569	(4,137)	1,432	5,719	(3,810)	1,909
Computer hardware	46,733	(26,776)	19,957	45,865	(29,115)	16,750
Computer software	35,991	(28,477)	7,514	33,903	(27,796)	6,107
Capitalized software development	405,203	(222,073)	183,130	341,844	(180,055)	161,789
Total Property and Equipment	$497,775	$(284,537)	$213,238	$430,914	$(243,283)	$187,631
Furniture and equipment includes assets under finance leases of $0.5 million and $0.4 million with accumulated depreciation of $0.3 million and $0.2 million as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021 and 2020, the Company conducted a review of its property and equipment records and wrote-off assets with a net value of $3.2 million and $0.7 million, respectively.
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
The Company’s lease costs are recorded in cost of services and general and administrative expenses. Short-term and finance lease expense was determined to not be material. For the years ended December 31, 2021, 2020 and 2019 lease costs are as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$9,851	$10,884	$11,000
Variable lease cost	1,629	1,886	1,800
Total operating lease cost	$11,480	$12,770	$12,800

Operating cash flow from operating leases	$7,709	$10,527	$10,961

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Future lease payments under operating leases as of December 31, 2021 were as follows:

(in thousands)
2022	$8,578
2023	8,439
2024	5,087
2025	4,950
2026	4,687
Thereafter	7,490
Total lease payments	39,231
Less: Interest	(5,623)
Present value of lease liabilities	$33,608
Additional information related to the Company’s leases as of December 31, 2021 and 2020, respectively, is as follows:

	For the Year Ended December 31,
	2021	2020
Weighted-average remaining lease term	5 years, 8 months	5 years, 4 months
Weighted-average discount rate	5.7%	6.5%
As of December 31, 2021 and 2020, there were no material lease transactions that we have entered into but have not yet commenced.
8.Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		As of December 31,
		2021			2020
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,178,280	$(1,531,679)	$2,646,601	$4,138,460	$(1,252,892)	$2,885,568
Provider network	15 years	896,800	(332,812)	563,988	896,800	(273,026)	623,774
Technology	5 years	6,350	(1,482)	4,868	6,350	(211)	6,139
Trade names	9 years	2,670	(390)	2,280	1,430	(24)	1,406
Trade names	Indefinite	67,300	—	67,300	67,300	—	67,300
Total		$5,151,400	$(1,866,363)	$3,285,037	$5,110,340	$(1,526,153)	$3,584,187
The estimated aggregate amortization expense for each of the five succeeding years is $340.2 million per year.
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020 and the DHP acquisition in 2021. The carrying value of goodwill was $4,363.1 million and $4,257.3 million as of December 31, 2021 and 2020, respectively, and no impairment has been recognized to date.
Goodwill for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Beginning balance, January 1	$4,257,336	$4,142,013
Acquisitions	108,435	115,323
Measurement period adjustments	(2,701)	—
Ending balance, December 31	$4,363,070	$4,257,336

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
9.Long-Term Debt
As of December 31, 2021, and 2020, outstanding long-term debt is summarized below:

	Key Terms				As of December 31,
(in thousands)	Character	Priority	Maturity	Coupon	2021	2020
Term Loan G	Term Loan	Senior Secured	6/7/2023	Variable	$—	$2,341,000
Term Loan B	Term Loan	Senior Secured	9/1/2028 (1)	Variable (2)	1,321,688	—
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,300,000	1,300,000
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	—
Senior Convertible PIK Notes	Convertible Notes (3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	71	92
Long-term debt					4,971,759	4,941,092
Less: current portion of long-term debt					(13,250)	—
Less: debt discounts, net					(40,579)	(333,325)
Less: debt issuance costs, net					(38,786)	(29,279)
Long-term debt, net					$4,879,144	$4,578,488
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.75% as of December 31, 2021.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2021, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows:

($ in thousands)
2022	$13,250
2023	13,307
2024	13,264
2025	13,250
2026	13,250
Thereafter	4,905,438
Total	$4,971,759
Debt issuance and redemption
During August and September of 2019, the Company repurchased and cancelled $121.3 million of the Senior PIK Notes. As a result, we recognized a gain on debt extinguishment of $18.5 million in the year ended December 31, 2019 included in Loss (gain) on extinguishment of debt in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million. As a result, we recognized a loss on debt extinguishment of $35.7 million in the year ended December 31, 2020 included in Loss (gain) on extinguishment of debt in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
On October 29, 2020, the Company (a) consumed the 5.750% Notes offering by MPH and increased the revolving credit facility under the senior secured credit facilities from $100.0 million to $450.0 million and (b) repaid of all outstanding 7.125% Notes and $369.0 million of indebtedness under Term Loan G with the net proceeds of the 5.750% Notes offering, together with $715.0 million of cash on hand. As a result, we recognized a loss on debt extinguishment of $67.2 million in the year ended December 31, 2020 included in Loss (gain) on extinguishment of debt in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of a Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith. As a result, we recognized a loss on debt extinguishment of $15.8 million in the year ended December 31, 2021 included in Loss (gain) on extinguishment of debt in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
Debt Discounts
Some of our debt instruments have been issued with a discount. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the cost and accumulated amortization of debt discounts as of December 31, 2021 and 2020:

	Original discount %	As of December 31,
		2021			2020
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan G	0.5%	$—	$—	$—	$17,350	$(13,519)	$3,831
Term Loan B	1.0%	13,429	(565)	12,864	—	—	—
Senior Convertible PIK Notes	2.5%	32,500	(4,785)	27,715	337,501	(8,007)	329,494
Total		$45,929	$(5,350)	$40,579	$354,851	$(21,526)	$333,325
Prior to the adoption of ASU 2020-06 on January 1, 2021, the nature of the Senior Convertible PIK Notes required management to separate them into liability and equity components. ASU 2020-06’s elimination of the beneficial conversion guidance resulted in "recombining" the equity and debt components of the Senior Convertible PIK Notes into a single liability. As a result, $297.9 million of the discount on the liability created by recognition of a component of the convertible debt in equity was eliminated. See Note 3 New Accounting Pronouncements above for additional detail.
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
The following table is a summary of the cost and accumulated amortization of debt issuances costs as of December 31, 2021 and 2020:

	Amortization Period	As of December 31,
		2021			2020
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan G	84 months	$—	$—	$—	$32,324	$(22,658)	$9,666
Term Loan B	84 months	7,316	(308)	7,008	—	—	—
5.750% Notes	96 months	19,939	(2,349)	17,590	19,939	(326)	19,613
5.50% Senior Secured Notes	84 months	14,695	(507)	14,188	—	—	—
Revolver(1)	84 months	4,955	(290)	4,665	4,722	(1,076)	3,646
Total		$46,905	$(3,454)	$43,451	$56,985	$(24,060)	$32,925
(1)The debt issuance costs associated with the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.
Interest expense
During the year ended December 31, 2020, a correcting adjustment of $2.3 million was made to increase interest expense to account for acceleration of debt issuance cost due to principal prepayments made on the Term Loan G in the years 2018, 2019 and 2020. The adjustment was not material to the current period or historical period financial statements.
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement. Interest expense, including commitment fees and amortization of debt issuance costs, were $2.7 million, $1.9 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in interest expense in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Interest expense related to long-term debt was $264.8 million, $333.7 million and $376.1 million for the year ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
Guarantees
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
The 5.750% Notes and the Senior Convertible PIK Notes are jointly and severally guaranteed on a senior unsecured basis by each of the issuer’s wholly owned domestic restricted subsidiaries that guarantee the issuer’s existing senior secured credit facilities.
Debt Covenants and Events of Default
The Company is subject to certain affirmative and negative debt covenants under the debt agreements governing our indebtedness that limit our and/or certain of our subsidiaries' ability to engage in specific types of transactions. These covenants limit our and/or certain of our subsidiaries' ability to, among other things:
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
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. As of December 31, 2021 and 2020 we were in compliance with all of the debt covenants.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
10.Private Placement Warrants and Unvested Founder Shares
In connection with the execution of the Merger Agreement, Churchill and the Insiders entered into a Sponsor Agreement. Pursuant to the terms of the Sponsor Agreement, 12,404,080 of the founder shares and 4,800,000 Private Placement Warrants were unvested as of October 8, 2020 and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $12.50 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares and Private Placement Warrants that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.
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
In the event of an "Acquiror Sale" defined by the Sponsor Agreement as (i) a purchase, sale, exchange, business combination or other transaction in which the equity securities of the acquiror, its successor or the surviving entity of such business combination or other transaction are not registered under the Securities Exchange Act of 1934, or listed or quoted for trading on a national securities exchange or (ii) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of the acquiror's assets to a third party that is not an affiliate of the Sponsor, the founder shares and Private Placement Warrants that re-vest will change based on the acquiror price. If the Acquiror Price is less than $10 per share, no Founder Shares or vesting Private Placement Warrants will vest; if the Acquiror Price exceeds $12.50 per share, all Founder Shares or vesting Private Placement Warrants will vest; and if the Acquiror Price is between $10 per share and $12.50 per share, the number of founder shares or vesting Private Placement warrants that vest will be determined based on linear interpolation between such share price levels. The remaining Founder Shares and vesting Private Placement warrants will be forfeited and cancelled for no consideration.
As of December 31, 2020, the fair values of the Private Placement Warrants and unvested founder shares were $44.5 million and $62.1 million, respectively. As of December 31, 2021, the fair values of the Private Placement Warrants and unvested founder shares were $38.0 million and $36.0 million, respectively. From the year ended December 31, 2021, and primarily as a result of the decrease in the price of the Company's Class A common stock over that period, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $6.5 million and $26.1 million, respectively, and the corresponding gain is recognized within change in fair value of Private Placement Warrants and unvested founder shares in the consolidated statements of income (loss) and comprehensive income (loss).
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
As of December 31, 2021 and 2020, the Company's carrying amount and fair value of long-term debt consisted of the following:

	As of December 31,
	2021		2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan G, net of discount	$—	$—	$2,337,169	$2,390,720
Term Loan B, net of discount	1,308,824	1,294,312	—	—
5.750% Notes, net of discount	1,300,000	1,245,436	1,300,000	1,300,000
5.50% Senior Secured Notes	1,050,000	1,029,680	—	—
Senior Convertible PIK Notes, net of discount	1,272,285	1,245,958	970,506	970,506
Finance lease obligations	71	71	92	92
Total Liabilities	$4,931,180	$4,815,457	$4,607,767	$4,661,318
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for fiscal years 2021, 2020 and 2019.
For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 2 Summary of Significant Accounting Policies.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
12.Income Taxes
The Company does not have operations in foreign jurisdictions. The provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$95,674	$14,602	$96,148
State and local	19,628	4,096	16,055
	$115,302	$18,698	$112,203
Deferred
Federal	$(73,987)	$(48,168)	$(97,326)
State and local	(7,942)	3,127	(14,078)
	(81,929)	(45,041)	(111,404)
Total provision (benefit) from continuing operations	$33,373	$(26,343)	$799
The Company's provision for income taxes for the years ending December 31, 2021, 2020 and 2019 continues to be impacted by the TCJA, which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted. During 2020 the Internal Revenue Service issued final regulations relating to the TCJA that the Company assessed and was accounted for in the period when issued. Additional changes under the CARES act in Q1 2020 increased the allowable interest expense deduction for 2019 and 2020. These changes reduced the Company's deferred tax asset and taxes payable in the amount of $32.5 million. This was recorded in the period of enactment. Other impacts of the CARES act were reviewed and determined not to be material to the Company.
The pre-tax income during the year ended December 31, 2021 of $135.5 million generated an income tax provision of $33.4 million. The pre-tax loss during the year ended December 31, 2020 was $546.9 million which generated income tax benefits of $26.3 million. The pre-tax income during the year ended December 31, 2019 of $10.5 million generated an income tax provision of $0.8 million.
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Tax at Statutory	$28,445	$(114,850)	$2,207
Non-Deductible Expenses	279	639	75
Equity Compensation Plan	443	85,227	(3,125)
Non-Deductible change in fair value of Private Placement Warrants and unvested founder shares Liability	(6,845)	(7,439)	—
State Taxes (net)	6,003	(1,741)	1,704
Valuation Allowance	1,127	2,555	—
Non-Deductible Compensation	1,561	2,725	—
Tax Credits	(1,064)	(915)	—
Other	131	40	87
State Deferred Rate Changes	3,293	7,416	(149)
Total	$33,373	$(26,343)	$799

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Our effective tax rate for the years ended December 31, 2021, 2020 and 2019 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, changes in the Company's deferred state tax rate due to the DHP acquisition, tax credits, operations, and state tax expense.
The following are significant deferred income tax assets and liabilities as of December 31, 2021 and 2020:

	As of December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Allowances on trade receivables	$82	$93
Net operating loss carryforwards	934	432
Capital loss carryforwards	1,421	153
Accrued expenses and reserves	4,864	4,205
Interest limitation carryforward	57,011	47,192
Leases – right-of-use liability	7,935	8,311
Transaction expenses	7,696	8,422
Other	494	50
Valuation allowance	(1,421)	(153)
Deferred income tax assets	$79,016	$68,705
Deferred income tax liabilities:
Intangible assets	778,209	846,049
Depreciable assets	47,168	42,078
Leases – right-of-use asset	7,108	7,712
Debt costs	—	73,027
Other	356	472
Deferred income tax liabilities	832,841	969,338
Net deferred income tax liabilities	$753,825	$900,633
The Company has NOL carry forwards for federal income tax purposes of $2.9 million, $0.6 million tax effected, that will be available to reduce future taxable income. The utilization of most of these losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses under current federal tax law. The net operating losses begin to expire in 2022. The Company has net operating loss carry forwards for state income tax purposes of $0.3 million. The Company believes that it will be able to fully utilize these losses under current state tax laws. Substantially all of the Company's state NOL carryforwards expire by 2025. The Company has disallowed interest carry forwards for federal income tax purposes of $241.5 million, $57.0 million tax effected, that will be available to reduce future taxable income, subject to certain income limitations and which have an indefinite carryforward period. The Company believes it is more likely than not that these interest carryforwards will be fully utilized considering the weight of all positive and negative evidence under current tax laws.
During the third and fourth quarters of 2020, the Company marked-to-market certain investments which would result in a capital loss deferred tax asset for which the Company recorded a corresponding valuation allowance of $2.6 million. Commensurate with the Transactions, one of these investments and the corresponding deferred tax asset related valuation allowance, were written off to additional paid-in capital totaling $2.4 million. As of December 31, 2021, the Company increased the valuation allowance related to the remaining estimated capital losses in excess of capital gain based on the difference between the tax and book balance of these investments. It is more likely than not the Company will not generate capital gain income to offset these losses.
The Company does not have reserves for uncertain tax positions. Any need for a reserve or changes in a reserve would be a component of the Company's tax provision. The Company includes interest and tax penalties as part of the tax provision. The Company does not reasonably expect any other significant changes in the next twelve months.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Various regulatory tax authorities periodically examine the Company's and its subsidiaries' tax returns. Tax years December 2018 through 2021 are open for Federal examination. The Company's closed its 2017 IRS audit during the year. There were no impacts to the 2021 financial statements. Tax years 2018 through 2021 are still open for examination related to income taxes to various state taxing authorities.
13.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits that reduced the capacity of Revolver G by $1.8 million as of December 31, 2020. The $1.8 million letters of credit remain outstanding and reduced the capacity of Revolver B as of December 31, 2021 .
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
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants. The Company is therefore dismissed from the Delaware Stockholder Litigation, which will proceed against the Churchill Defendants. Certain of the Churchill Defendants have contractual indemnification rights to the Company.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the accompanying consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of income (loss) and comprehensive income (loss) during the period of the change and appropriately reflected in other accrued liabilities on the accompanying consolidated balance sheets.
14.Shareholders' Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 665,456,180 shares of Class A common stock issued, excluding (i) 77,231,072 shares of Class A common stock available for future grants under our MultiPlan Corporation 2020 Omnibus Incentive Plan, (ii) the

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
100,000,000 shares of Class A common stock issuable upon conversion of the Senior Convertible PIK Notes, and (iii) the 58,500,000 shares of Class A common stock issuable upon exercise of the warrants described below.
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
Warrants
Each whole Public Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on February 19, 2021. Pursuant to the warrant agreement, a holder may exercise its Public Warrants only for a whole number of shares of our Class A common stock. This means only a whole public warrant may be exercised at a given time by a holder. The Public Warrants will expire at 5:00 p.m., New York City time, on October 8, 2025 or earlier upon redemption or liquidation.
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
The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until (i) with respect to 4,800,000 Private Placement Warrants and pursuant to the terms of the Investor Rights Agreement, April 8, 2022 and (ii) with respect to all other Private Placement Warrants February 19, 2021, (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by us so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and will be entitled to certain registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. All Private Placement Warrants held by the Sponsor or its permitted transferees are classified as a liability on the Company’s consolidated balance sheets.
In connection with the Transactions on July 12, 2020, the Sponsor loaned us an unsecured promissory note (the "Note") in the principal amount of $1.5 million. The Note had no interest and was repayable in full upon the closing of the Transactions. The Sponsor also had the option to convert any unpaid balance of the Note into Working Capital Warrants equal to the principal

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
As of December 31, 2021, we had warrants to purchase an aggregate of 58,500,000 shares of Class A common stock outstanding, consisting of: (a) the Public Warrants (warrants to purchase an aggregate of 27,500,000 shares of Class A common), (b) the Private Placement Warrants (warrants to purchase an aggregate of 23,000,000 shares of Class A common stock), (c) the Working Capital Warrants (warrants to purchase an aggregate of 1,500,000 shares of Class A common stock) and (d) the PIPE Warrants (warrants to purchase an aggregate of 6,500,000 shares of Class A common stock).
Additional paid-in capital
Additional paid-in capital is reported in the shareholders' equity section of the balance sheet and corresponds to the cash that shareholders have given the Company in exchange for stock.
Treasury stock
During 2020, a subsidiary of the Company purchased 9,094,876 shares to be held in treasury for the purpose of facilitating the Transactions for a total amount of $100.6 million excluding fees and commissions. Prior to the consummation of the Transactions, this investment was accounted for as equity securities with a readily determinable fair value and carried at fair value with changes in fair value recorded in "loss on investments" in the consolidated statements of income (loss) and comprehensive income (loss). Upon the consummation of the Transactions, the fair value of the shares of $89.5 million was recorded as a reduction to shareholder's equity.
On August 27, 2021, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $250,000,000 of its Class A common stock from time to time through December 31, 2022. As of December 31, 2021, the Company has repurchased approximately $100.0 million of its Class A common stock as part of this program using cash on hand.
For the years ended December 31, 2021 and 2020, the Company repurchased 345,733 shares and 13,087 shares, respectively, of Class A common stock in payment of withholding taxes upon the vesting of stock based compensation awards for a total amount of $2.6 million and $0.1 million, respectively.
At December 31, 2021 and 2020, there were 27,117,406 and 9,107,963 shares of Class A common stock held in treasury, respectively.
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
There were 343,114 Units available for issuance under the Polaris Plan. There were 267,768 Units issued and outstanding as of the date of the Liquidity Event, October 7, 2020. The Company's CEO, with the approval of the Holdings Board, determined participation and the allocation of the Units.
Each individual Award is composed of time vesting units and performance vesting units. Time vesting units and performance vesting units vest based on the vesting dates and the achievement of certain performance measures as defined in each agreement. The Company amortizes the time vesting units on a straight line basis, and the performance vesting units on a

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
graded vesting basis. In the event of the termination of an employee Participant due to a Qualifying Termination as defined by the Polaris Agreement, the Polaris Plan Participant shall have the right to cause Holdings to purchase all or any portion of the vested Units owned by the employee, subject to the approval of the Company's CEO. Based on this put right available to the employee Participants, stock-based compensation awards related to the Polaris Plan have been accounted for as liability classified awards within Holdings' consolidated financial statements. The Company records these awards within Shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period. Upon the occurrence of a definitive Liquidity Event all unvested units vest immediately prior to such Liquidity Event. All vested shares will be exchanged for new shares and cash as determined at the time of such Liquidity Event. See Note 4 The Transactions for details regarding the Transactions.
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
The fair value of the outstanding Units was $475.5 million as of October 7, 2020, and represents the cumulative exit value of the Company, which reflects the transaction value plus prior distributions. We also removed the discount for lack of marketability from the calculation of fair value. The Company recorded stock-based compensation expense for Class B Units of $405.8 million during the period ended December 31, 2020, and stock-based compensation profit of $14.9 million during the period ended December 31, 2019. Forfeitures are accounted for as they occur.
The following table lists the principal assumptions used estimating the fair value of the Units during the year ended December 31, 2019:

Risk free rate of return	1.6%
Expected volatility	24.9%
Expected dividend yield	0.0%
Discount for Lack of Marketability	20.0%
Stock-based compensation expense related to Class B Units has been allocated between costs of services and general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss) for the years ending December 31, 2020, and 2019 as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Cost of services	$163,025	$(7,904)
General and administrative	242,818	(6,976)
Total stock-based compensation	$405,843	$(14,880)
After the consummation of the Transactions
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
There are 85,850,000 shares of Class A common stock available for the issuance of awards under the 2020 Omnibus Incentive Plan. The Company's CEO, with the approval of the Board, determines participation and the allocation of the Units. Awards under the 2020 Omnibus Incentive Plan typically vest from 6 months to 4 years and are generally subject to either cliff vesting or graded vesting. Awards do not have non-forfeitable rights to dividends or dividend equivalents.
The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Non-qualified stock options
Non-qualified stock option activity for the year ended December 31, 2021 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Nonvested at beginning of period	—	$—
Awarded	4,167,862	8.43
Nonvested at end of period	4,167,862	$8.43	3 years, 5 months	$—

Exercisable at end of period	—	—	—	—
Restricted Stock and Restricted Stock Units
Restricted Stock and Restricted Stock Units activity for the year ended December 31, 2021 is summarized below:

	Employee RS	Director RSUs	Employee RSUs	Fixed Value RSUs	Weighted Average grant date fair value per share
Nonvested at beginning of period	1,468,750	42,847	—	—	$8.82
Awarded	133,689	87,275	2,903,845	492,610	6.56
Vested	(930,564)	(48,061)	(522,539)	—	8.47
Forfeited	(671,875)	—	(37,325)	—	8.65
Nonvested at end of period	—	82,061	2,343,981	492,610	$6.24
On August 4, 2021, the Company granted $2.0 million of Fixed Value RSUs to the chief executive officer as part of the side letter agreement entered into on the same date. The required service period of the grant is the time between the grant date and the vesting date of January 31, 2022, and the compensation cost related to the grant was amortized ratably over the service period. This grant is accounted for as liability-classified award because the obligation is based on fixed monetary amount that was known at inception of the obligation, to be settled with a variable number of shares of our common stock based on the volume weighted average trading price of the common stock of the Company over the preceding 30 consecutive trading days prior to the grant's vesting date, which occurred on January 31, 2022.
Other share based compensation data
The following table lists the principal assumptions used in estimating the grant date fair value of NQSOs during the year ended December 31, 2021:

Risk free rate of return	1.10% - 1.52%
Expected volatility	40% - 52%
Expected dividend yield	0.0%
Expected life in years	6 years - 6 years, 3 months
Sub optimal exercise factor	1.9
The Company has allocated stock based compensation expense under the 2020 Omnibus Incentive Plan between costs of services and general and administrative expenses in the accompanying consolidated statements of income (loss) and comprehensive income (loss) for the years ending December 31, 2021, and 2020 as follows:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2021	2020
Cost of services	$2,618	$—
General and administrative	15,392	211
Total stock-based compensation	$18,010	$211
There was $22.8 million of unrecognized compensation cost as of December 31, 2021 related to the outstanding awards which is expected to be recognized over a weighted average period of 3 years, 3 months.
16.Employee Benefit Plan
The Company sponsors a profit-sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees and provides for discretionary employer contributions and a matching contribution subject to certain limitations of employee salary deferrals. Profit sharing expense was immaterial during the periods ended December 31, 2021, 2020, and 2019.
17.Basic and Diluted Earnings and Loss Per Share
Basic and diluted earnings and loss per share was calculated as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
($ in thousands, except number of shares and per share data)	2021	2020	2019
Numerator for earnings per share calculation
Net income (loss)	$102,080	$(520,564)	$9,710
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	651,006,567	470,785,192	415,700,000
Effect of stock-based compensation	519,224	—	—
Weighted average number of shares outstanding – diluted	651,525,791	470,785,192	415,700,000
Income (Loss) per share – basic and diluted:
Net income (loss) per share – basic	$0.16	$(1.11)	$0.02
Net income (loss) per share – diluted	$0.16	$(1.11)	$0.02
Earnings per share calculations for all periods prior to the Transactions have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse recapitalization. Subsequent to the Transactions, earnings per share will be calculated based on the weighted average number of shares of common stock then outstanding.
As of the year ended December 31, 2021, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 unvested founder shares. Additionally, we have excluded from the calculation of diluted net income per share awards within the 2020 Omnibus Incentive Plan whose effect would have been anti-dilutive of 4,935,228 for the year ended December 31, 2021. For the year ended December 31, 2020, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred in 2020 and because contingencies for vesting have not been met. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same. There were no warrants, options, unvested founder shares, Employee RS or Director RSUs for the years ended December 31, 2019.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
18.Related Party Transactions
The accompanying consolidated statements of income (loss) and comprehensive income (loss) include expenses and revenues to and from related parties for the years ended December 31, 2021, 2020 and 2019 as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues	$2,632	$1,973	$2,373
Total revenues from related parties	$2,632	$1,973	$2,373
Cost of services	$(2,737)	$(2,137)	$(3,753)
General and administrative	(479)	(231)	(288)
Total expense from related parties	$(3,216)	$(2,368)	$(4,041)
The accompanying consolidated balance sheets include accruals from related parties as of December 31, 2021 and 2020 as follows:

	As of December 31,
(in thousands)	2021	2020
Current liabilities:
Accounts payable	$2,297	$2,725
Total liabilities from related parties	$2,297	$2,725
In the years ended December 31, 2021, 2020 and 2019, the related party transactions included the following:
•The Company purchased PPO network services from a company controlled by Hellman & Friedman LLC to supplement our provider network. We also recognize revenues from that same company for the use of our provider network and other claims processing services.
•The Company has obtained insurance brokered through a company controlled by Hellman & Friedman LLC.
•The Company compensates a non-employee member of the Board for his services on the Board. The Company also purchased cyber security risk management services from a company controlled by that same member of the Board.
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
19.Subsequent Events
On January 31, 2022, and in accordance with a succession plan previously approved by the Board of Directors of MultiPlan Corporation and reported by the Company, Mr. Mark Tabak, Chief Executive Officer of the Company and member and Chairman of the Board, delivered his resignation as Chief Executive Officer to the Company, effective immediately, to be succeeded as Chief Executive Officer of the Company by Mr. Dale White. Mr. Tabak will continue to serve on the Board as Chairman and Mr. White joined the Board on such date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation of Previously Disclosed Material Weaknesses
In previous annual and quarterly reports, we disclosed that we had two material weaknesses in our internal control over financial reporting. The Company’s management concluded that:
• We did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge and experience commensurate with the financial reporting requirements for a public company, including condensed timelines to close and sufficient oversight of internal controls over financial reporting.

• We did not maintain sufficient formal accounting policies, procedures, and controls for accounting and financial reporting with respect to the requirements and application of public company financial reporting requirements, including accounting for debt and equity arrangements.
In 2020, the Company started the process to remediate the material weaknesses by hiring a Senior Vice President and Chief Accounting Officer, a Vice President of Internal Audit, and an Assistant Vice President and Assistant General Counsel, Securities in September, October, and December, respectively. The Company also engaged a professional services firm to assist in the design and documentation of formal policies, procedures and internal controls. Additionally, the Company started to formalize and implement accounting policies, procedures, and internal controls for financial close and reporting, in line with public company financial reporting requirements.
Throughout fiscal year 2021, management completed the following remediation actions to ensure that the material weaknesses are remediated:
•The Company hired a Senior Vice President of Finance and Investor Relations and strengthened the financial reporting and technical accounting team with individuals who have significant experience in technical accounting matters and internal controls.
•The Company completed a formal risk assessment process which identified areas where new controls needed to be designed and implemented as well as areas where enhancements to existing controls were necessary.
•The Company completed the evaluation of its key internal controls over financial reporting, which included, where needed, the design and implementation of new controls and the enhancement of existing business process and entity-level controls.
•The Company strengthened the internal control environment by conducting training on policies and procedures, standardizing business practices, improving communication, leadership, and process improvement within various financial functional areas.
•The Company designed and implemented a repeatable formal process and timeline for periodic financial close and reporting which supports public company reporting requirements. An SEC Reporting solution was implemented to complement the public company reporting process.
Since identifying the material weaknesses, management has implemented its plan to remediate the control deficiencies, including updating the Company’s design, documentation and implementation of internal controls to address the previously identified control deficiencies. During the fiscal year ended December 31, 2021, management completed the design, implementation and testing of the newly designed and enhanced controls and determined that, as of December 31, 2021, these controls were appropriately designed and operating effectively to conclude the material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
N/A
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2022 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of MultiPlan Corporation	8-K	001-39228	3.1	October 9, 2020
3.2	Amended and Restated Bylaws of MultiPlan Corporation	8-K	001-39228	3.2	October 9, 2020
4.1	Specimen Class A common stock Certificate	8-K	001-39228	4.1	October 9, 2020
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated February 13, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.1	February 19, 2020
4.4	Specimen Warrant Certificate (included in Exhibit 4.5)
4.5	Warrant Agreement, dated October 8, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.5	October 9, 2020
4.6	Indenture, dated as of October 8, 2020, by and between Churchill Capital Corp III and Wilmington Trust, National Association	8-K	001-39228	4.6	October 9, 2020
4.7	Form of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (included in Exhibit 4.6)
4.8	Indenture, dated as of November 21, 2017, between Polaris Intermediate Corp. and Wilmington Trust, National Association	8-K	001-39228	4.8	October 9, 2020
4.9	Form of 8.500% / 9.250% Senior PIK Toggle Notes due 2022 (included in Exhibit 4.8)
4.10	Indenture, dated as of June 7, 2016 between MPH Acquisition Corp. 1 (as successor to Polaris Merger Sub Corp.) and Wilmington Trust, National Association	8-K	001-39228	4.10	October 9, 2020
4.11	Form of 7.125% Senior Notes due 2024 (included in Exhibit 4.10)

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.12	First Supplemental Indenture, dated as of June 7, 2016, to that certain Indenture, dated as of June 7, 2016, between MPH Acquisition Holdings LLC (as successor to MPH Acquisition Corp. 1) and Wilmington Trust, National Association	8-K	001-39228	4.12	October 9, 2020
4.13	Second Supplemental Indenture, dated as of November 18, 2016, to that certain Indenture, dated as of June 7, 2016, between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.13	October 9, 2020
4.14	Indenture, dated as of October 29, 2020, between MPH Acquisition Holdings LLC, the guarantors named therein and Wilmington Trust, National Association	8-K	001-39228	4.1	October 30, 2020
4.15	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.14)
4.16	Indenture, dated as of August 24, 2021, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-39228	4.1	August 25, 2021
4.17	Form of 5.50% Senior Secured Note due 2028 (included in Exhibit 4.16)
4.18	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-39228	4.16	March 25, 2021
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein	8-K	001-39228	10.1	July 13, 2020
10.2	Private Placement Warrants Purchase Agreement between Churchill Capital Corp III and Churchill Sponsor III LLC	S-1	333-236153	10.6	January 29, 2020
10.3	Common Subscription Agreement dated as of July 12, 2020, by and between Churchill Capital Corp III and The Public Investment Fund of The Kingdom of Saudi Arabia	8-K	001-39228	10.2	July 13, 2020
10.4	Form of Other Common Subscription Agreement	8-K	001-39228	10.3	July 13, 2020
10.5	Form of Convertible Subscription Agreement	8-K	001-39228	10.4	July 13, 2020
10.6	Promissory Note, dated as of July 12, 2020, by and between Churchill Capital Corp III and Churchill Sponsor III LLC	8-K	001-39228	10.6	July 13, 2020
10.7	Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.8	October 9, 2020
10.8	Incremental Agreement No. 1, dated as of June 12, 2017, in respect of that certain Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.9	October 9, 2020
10.9	Amendment Agreement No. 2, dated as of July 2, 2020, in respect of that certain Credit Agreement, dated as of June 7, 2016, among MPH Acquisition Holdings LLC (as successor in interest), the Lenders party thereto, the Co-Obligors party thereto, Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, Letter of Credit Issuer and Swingline Lender, and the other parties party thereto	8-K	001-39228	10.10	October 9, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Incremental Revolving Credit Commitment Increase Agreement No. 1, dated as of October 29, 2020, among MPH Acquisition Corp 1, MPH Acquisition Holdings LLC, as the Borrower, Barclays Bank PLC, as Administrative Agent, the Incremental Revolving Credit Commitment Increase Lenders party thereto and the other parties party thereto	8-K	001-39228	10.1	October 30, 2020
10.11#	MultiPlan Corporation 2020 Omnibus Incentive Plan	S-8	333-251250	4.1	December 10, 2020
10.12#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.12	March 16, 2021
10.13#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.13	March 16, 2021
10.14#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.14	March 16, 2021
10.15#	Form of Option Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.15	March 16, 2021
10.16#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Mark Tabak, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.13	October 9, 2020
10.17#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among David Redmond, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.14	October 9, 2020
10.18#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.2	October 9, 2020
10.19#	Offer Letter to Jeffrey Doctoroff, dated June 25, 2014	8-K	001-39228	10.16	October 9, 2020
10.20#	Form of Director and Officer Indemnification Agreement	8-K	001-39228	10.17	October 9, 2020
10.21#	Side Letter between Mark H. Tabak and MultiPlan, Inc., effective August 4, 2021, amending the Amended and Restated Employment Agreement by and between Mr. Tabak, MultiPlan, Inc. and Polaris Investment Holdings, L.P.	8-K	001-39228	10.1	August 6, 2021
10.22#	Side Letter between David L. Redmond and MultiPlan, Inc., effective August 4, 2021, amending the Amended and Restated Employment Agreement by and between Mr. Redmond, MultiPlan, Inc. and Polaris Investment Holdings, L.P.	8-K	001-39228	10.2	August 6, 2021
10.23	Purchase Agreement, dated August 17, 2021, among MPH Acquisition Holdings LLC, the guarantors named therein and Goldman Sachs & Co. LLC., as representative of the several initial purchasers named therein	8-K	001-39228	10.1	August 18, 2021
10.24	Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer	8-K	001-39228	10.1	August 25, 2021
10.25#	Employment Agreement dated November 15, 2021, by and between Multiplan Corporation and James Head.	8-K	001-39228	10.1	November 16, 2021
10.26	Amended and Restated Sponsor Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Churchill Sponsor III LLC, and the other parties thereto	8-K	001-39228	10.5	July 13, 2020
10.27#	Offer Letter to Paul Galant, dated September 18, 2020					X
10.28#	Agreement and General Release, dated June 30, 2021 by and between MultiPlan, Inc. and Paul Galant					X
10.29#	Employment Agreement dated January 31, 2022, by and between Multiplan Corporation and Dale White.	8-K	001-39228	10.1	January 31, 2022

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30	Amendment No. 1 to Investors Rights Agreement dated as of January 31, 2022, by and between MultiPlan Corporation and the other parties thereto.	8-K	001-39228	10.2	January 31, 2022
10.31#	Form of Stock Award Agreement under the 2020 Omnibus Incentive Plan.	8-K	001-39228	10.3	January 31, 2022
14.1	Code of Business Conduct and Ethics of MultiPlan Corporation, effective October 8, 2020	8-K	001-39228	14.1	October 9, 2020
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from MultiPlan Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2022.

MultiPlan Corporation

By:	/s/ Dale A. White
Name: Dale A. White
Title: Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale A. White	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2022
Dale A. White

/s/ James M. Head	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
James M. Head

/s/ Gerald J. Kozel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Gerald J. Kozel

/s/ Mark H. Tabak	Non-Executive Chairperson of the Board of Directors	February 25, 2022
Mark H. Tabak

/s/ Allen R. Thorpe	Lead Independent Director	February 25, 2022
Allen R. Thorpe

/s/ Glenn R. August	Director	February 25, 2022
Glenn R. August

/s/ Richard A. Clarke	Director	February 25, 2022
Richard A. Clarke

/s/ Anthony Colaluca, Jr.	Director	February 25, 2022
Anthony Colaluca, Jr.

/s/ Paul D. Emery	Director	February 25, 2022
Paul D. Emery

/s/ C. Martin Harris	Director	February 25, 2022
C. Martin Harris

/s/ Julie D. Klapstein	Director	February 25, 2022
Julie D. Klapstein

/s/ Michael S. Klein	Director	February 25, 2022
Michael S. Klein

/s/ P. Hunter Philbrick	Director	February 25, 2022
P. Hunter Philbrick

/s/ William L. Veghte	Director	February 25, 2022
William L. Veghte