Form 10-Q
period 2022-03-31
MultiPlan Corp
filed 2022-05-10
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of May 4, 2022, 639,013,168 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

GLOSSARY

Unless otherwise stated in this Quarterly Report on Form 10-Q (this "Quarterly Report") or the context otherwise requires, references to:

"2021 Annual Report" are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

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

"Other (income) expenses" represents miscellaneous income, miscellaneous expenses, gain or loss on disposal of assets, gain or loss on disposal of leases, tax penalties, and management fees;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$350,830	$185,328
Restricted cash	2,958	3,051
Trade accounts receivable, net	78,206	99,905
Prepaid expenses	21,872	24,910
Prepaid taxes	—	5,064
Other current assets, net	909	999
Total current assets	454,775	319,257
Property and equipment, net	221,047	213,238
Operating lease right-of-use assets	27,715	30,104
Goodwill	4,363,121	4,363,070
Other intangibles, net	3,199,883	3,285,037
Other assets	9,227	9,701
Total assets	$8,275,768	$8,220,407
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,939	$13,005
Accrued interest	78,147	55,685
Accrued taxes	41,983	—
Operating lease obligation, short-term	7,219	6,883
Current portion of long-term debt	13,250	13,250
Accrued compensation	24,558	25,419
Other accrued expenses	25,872	27,666
Total current liabilities	201,968	141,908
Long-term debt	4,878,386	4,879,144
Operating lease obligation, long-term	24,037	26,725
Private Placement Warrants and unvested founder shares	61,259	74,000
Deferred income taxes	718,533	753,825
Other liabilities	109	135
Total liabilities	5,884,292	5,875,737
Commitments and contingencies (Note 5)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 666,045,694 and 665,456,180 issued; 638,928,288 and 638,338,774 shares outstanding	67	67
Additional paid-in capital	2,314,488	2,311,660
Retained earnings	269,090	225,112
Treasury stock — 27,117,406 and 27,117,406 shares	(192,169)	(192,169)
Total shareholders’ equity	2,391,476	2,344,670
Total liabilities and shareholders’ equity	$8,275,768	$8,220,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$298,046	$254,864
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	47,072	39,730
General and administrative expenses	32,588	31,996
Depreciation	16,596	16,165
Amortization of intangible assets	85,154	84,708
Total expenses	181,410	172,599
Operating income	116,636	82,265
Interest expense	71,445	63,717
Interest income	(12)	(4)
Gain on investments	(289)	—
Change in fair value of Private Placement Warrants and unvested founder shares	(12,741)	(40,375)
Net income before taxes	58,233	58,927
Provision for income taxes	14,255	13,050
Net income	$43,978	$45,877

Weighted average shares outstanding – Basic	638,497,587	655,113,523
Weighted average shares outstanding – Diluted	639,015,094	655,113,653

Net income per share – Basic	$0.07	$0.07
Net income per share – Diluted	$0.07	$0.07

Comprehensive income	$43,978	$45,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670

2020 Omnibus Incentive Plan	589,514	—	4,785	—	—	—	4,785
Tax withholding related to vesting of equity awards	—	—	(1,957)	—	—	—	(1,957)
Net income	—	—	—	43,978	—	—	43,978
Balance at end of period	666,045,694	$67	$2,314,488	$269,090	(27,117,406)	$(192,169)	$2,391,476

	Three Months Ended March 31, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Cumulative effect of ASU 2020-06 on the accounting for convertible instruments	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan	93,750	—	968	—		—	968
Tax withholding related to vesting of equity awards	—	—	—	—	(36,498)	(264)	(264)
Net income	—	—	—	45,877	—	—	45,877
Balance at end of period	664,277,068	$66	$2,297,504	$168,909	(9,144,461)	$(89,874)	$2,376,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$43,978	$45,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,596	16,165
Amortization of intangible assets	85,154	84,708
Amortization of the right-of-use asset	1,683	1,779
Stock-based compensation	3,130	968
Deferred income taxes	(35,343)	(47,049)
Non-cash interest costs	2,577	2,884
Gain on equity investments	(289)	—
Loss on disposal of property and equipment	49	630
Change in fair value of Private Placement Warrants and unvested founder shares	(12,741)	(40,375)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	21,699	11,960
Prepaid expenses and other assets	3,602	(3,555)
Prepaid taxes	5,064	—
Operating lease obligation	(1,646)	(150)
Accounts payable and accrued expenses and other	61,424	97,065
Net cash provided by operating activities	194,937	170,907
Investing activities:
Purchases of property and equipment	(24,454)	(18,113)
Proceeds from sale of investment	289	5,616
HST Acquisition, net of cash acquired	—	(28)
DHP Acquisition, net of cash acquired	—	(149,873)
Net cash used in investing activities	(24,165)	(162,398)
Financing activities:
Repayments of Term Loan B	(3,313)	—
Taxes paid on settlement of vested share awards	(1,957)	(264)
Borrowings on finance leases, net	—	32
Net cash used in financing activities	(5,270)	(232)
Net increase in cash and cash equivalents	165,502	8,277
Cash and cash equivalents at beginning of period	185,328	126,755
Cash and cash equivalents at end of period	$350,830	$135,032

Cash and cash equivalents	$350,830	$135,032
Restricted cash	2,958	—
Cash, cash equivalents and restricted cash at end of period	$353,788	$135,032

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$4,918	$5,056
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$40	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(46,197)	$(22,279)
Income taxes, net of refunds	$(2,833)	$(3,000)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2021 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of March 31, 2022 and December 31, 2021, and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 have been included.
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
COVID-19
COVID-19 has negatively impacted our business, results of operations and financial condition since the first quarter of 2020 as various federal, state, and local governments and private entities mandated, and in some cases continue to mandate, restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. For the three months ended March 31, 2022, the Company’s revenues continue to be negatively impacted as a result of the medical charges received on non-COVID claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, have been to a lesser extent compared to the same period in 2020 and 2021 as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the evolving pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker. The Company manages its operations as a single segment for the

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues
Network-Based Services	$68,624	$69,365
PSAV	51,963	54,242
PEPM	14,938	13,515
Other	1,723	1,608
Analytics-Based Services	196,118	157,160
PSAV	190,292	153,078
PEPM	5,826	4,082
Payment and Revenue Integrity Services	33,304	28,339
PSAV	33,184	28,280
PEPM	120	59
Total Revenues	$298,046	$254,864

Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the three months ended March 31, 2022.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
2.Long-Term Debt
As of March 31, 2022, and December 31, 2021, long-term debt consisted of the following:

	Key Terms				March 31, 2022	December 31, 2021
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,318,375	$1,321,688
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,300,000	1,300,000
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	49	71
Long-term debt					4,968,424	4,971,759
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(12,436)	(12,864)
Discount – Senior Convertible PIK Notes					(26,711)	(27,715)
Less: debt discounts, net					(39,147)	(40,579)
Debt issuance costs - Term Loan B					(6,775)	(7,008)
Debt issuance costs - 5.50% Senior Secured Notes					(13,801)	(14,188)
Debt issuance costs - 5.750% Notes					(17,065)	(17,590)
Less: debt issuance costs, net					(37,641)	(38,786)
Long-term debt, net					$4,878,386	$4,879,144
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.76% as of March 31, 2022.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
3.Private Placement Warrants and Unvested Founder Shares
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
As of March 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants were $29.3 million and $38.0 million, respectively, and the fair value of the unvested founder shares were $32.0 million and $36.0 million, respectively. For the three months ended March 31, 2022, and primarily as a result of the variations in the price of the Company's Class A common stock over those periods, the fair value of the Private Placement Warrants decreased by $8.7 million and the fair value of the unvested founder shares decreased by $4.0 million. The corresponding gain is recognized within change in fair value of Private Placement Warrants and unvested founder shares in the unaudited condensed consolidated statements of income and comprehensive income.
4.Fair Value Measurements
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
As of March 31, 2022 and December 31, 2021, the Company's carrying amount and fair value of long-term debt consisted of the following:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,305,939	$1,270,026	$1,308,824	$1,294,312
5.50% Senior Secured Notes	1,050,000	1,008,420	1,050,000	1,029,680
5.750% Notes	1,300,000	1,177,800	1,300,000	1,245,436
Senior Convertible PIK Notes, net of discount	1,273,289	968,336	1,272,285	1,245,958
Finance lease obligations	49	49	71	71
Total Liabilities	$4,929,277	$4,424,631	$4,931,180	$4,815,457
As of March 31, 2022, the fair value of long-term debt, including current maturities of finance lease obligations, was obtained using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement.
As of December 31, 2021, we estimated the fair value of long-term debt, including current maturities of finance lease obligations, based on estimates using present value techniques that were significantly affected by the assumptions used

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Assumptions included interest rates currently available for instruments with similar terms as well as the five, seven, and eight-year Treasury bill rates. As such, this was considered a Level 2 fair value measurement.
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for fiscal years 2022 and 2021.
5.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of March 31, 2022 and December 31, 2021.
Claims and Litigation
The Company is a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters as well as regulatory investigations, all of which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, the Company does not believe they will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations, or cash flows.
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants. The Company is therefore dismissed from the Delaware Stockholder Litigation, which is proceeding against the Churchill Defendants. Certain of the Churchill Defendants have contractual indemnification rights to the Company.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income during the period of the change and appropriately reflected in other accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6.Basic and Diluted Earnings Per Share
Basic and diluted earnings per share was calculated as follows:

	Three Months Ended March 31,
($ in thousands, except number of shares and per share data)	2022	2021
Numerator for earnings per share calculation
Net Income	$43,978	$45,877
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	638,497,587	655,113,523
Effect of stock-based compensation	517,507	130
Weighted average number of shares outstanding – diluted	639,015,094	655,113,653
Income per share – basic and diluted:
Net income per share – basic	$0.07	$0.07
Net income per share – diluted	$0.07	$0.07
As of the three months ended March 31, 2022 and 2021, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 unvested founder shares. Additionally, we have excluded from the calculation of diluted net income per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 13,066,509 and 4,303,074 for the three months ended March 31, 2022 and 2021, respectively.
7.Related Party Transactions
The accompanying unaudited condensed consolidated statements of income and comprehensive income include expenses and revenues to and from related parties for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues	$643	$567
Total revenues from related parties	643	567
Cost of services	(612)	(690)
General and administrative	—	(265)
Total expense from related parties	$(612)	$(955)
The accompanying unaudited condensed consolidated balance sheets include accruals from related parties as of March 31, 2022 and December 31, 2021 as follows:

(in thousands)	March 31, 2022	December 31, 2021
Current liabilities:
Accounts payable	$2,015	$2,297
Total liabilities from related parties	$2,015	$2,297
In 2022 and 2021, the related party transactions included the following:
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
•Companies controlled or managed by members of the Board have participated in the PIPE Investment, including the Senior Convertible PIK Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto contained elsewhere in this Quarterly Report and together with the information included in the Company’s 2021 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties; the results described below are not necessarily indicative of the results to be expected in any future periods.
Cautionary Note Regarding Forward-looking Statements
All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. When used in this Quarterly Report, words such as “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology represent forward-looking statements that include matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business. Factors that may impact such forward-looking statements include:
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
•our ability to maintain effective internal controls over financial reporting;
•our ability to continue to attract, motivate and retain a large number of skilled employees, and adapt to the effects of inflationary pressure on wages;

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
The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors referred to under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report or as described in our 2021 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are mostly health plan administrators ("Payors"). We offer these Payors a single electronic gateway to a comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering fair and efficient payments to the providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the three months ended March 31, 2022 and year ended December 31, 2021 our comprehensive services identified approximately $5.6 billion and $21.7 billion in potential medical cost savings, respectively.
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

Uncertainty Relating to the COVID-19 Pandemic
As discussed above in Note 1 General Information and Basis of Accounting of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, COVID-19 has negatively impacted our business, results of operations and financial condition since the first quarter of 2020.
Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. We temporarily closed all of our offices and restricted travel in 2020 and 2021 due to concern for our employees’ health and safety and also in compliance with state orders. Most of our approximately 2,400 employees continue to work remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.
For the three months ended March 31, 2022, the Company’s revenues continue to be negatively impacted as a result of the medical charges received on non-COVID claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, are to a lesser extent compared to the same period in 2020 and 2021, as vaccination rates have increased and restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the evolving pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended March 31,		Change
(in millions)	2022	2021
Medical charges processed(1)(3)	$31,692.1	$27,777.2	14.1%
Potential medical cost savings(2)(3)	$5,627.8	$5,159.6	9.1%

While the medical charges processed on claims received from customers have increased, the medical charges on our non-COVID-19 services have not yet returned to pre-pandemic levels as a result of fewer elective medical procedures and non-essential medical services. A portion of this increase is the result of medical charges and related savings for COVID-19 services, such as COVID-19 testing, treatment, and vaccines, which were higher in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
_____________________________
(1)Medical charges processed represent the aggregate dollar amount of claims processed by our cost management and payment accuracy solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our solutions. Medical charges processed exclude medical charges processed by DHP in both time periods.
(2)Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management and payment accuracy solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers, and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims. Potential medical cost savings exclude potential medical cost savings identified by DHP in both time periods.
(3)Changes to previously reported medical charges processed and potential medical cost savings are due to claim development such as client claim resubmissions or cancellation of claims. Examples of these changes include, but are not limited to, adjudication changes, billing changes, and elimination of claims that were later determined to be invalid. In second quarter 2021, we introduced a change in reporting methodology to exclude from the current and prior periods certain claims, the inclusion of which distorts the underlying trends in our core claim processing activities. We believe this change in methodology improves the comparability of current and prior periods. Medical charges processed and potential medical cost savings for the three months ended March 31, 2021 have been restated from $4.9 billion to $5.2 billion to reflect the development of claims and the change in methodology.
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network, (ii) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate.
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
Interest expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs and discounts.
Interest income
Interest income consists primarily of bank interest.
Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures at each reporting period the fair value of the Private Placement Warrants and unvested founder shares. The changes in fair value are primarily due to the changes in the stock price of the Company's Class A common stock, the expected stock volatility and the passage of time over the reporting period.

Income tax expense
Income tax expense consists of federal, state, and local income taxes.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, change in fair value of Private Placement Warrants and unvested founder shares, transaction related expenses, gain on investments and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, gain on investments, other expense, change in fair value of Private Placement Warrants and unvested founder shares and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income	$43,978	$45,877
Adjustments:
Interest expense	71,445	63,717
Interest income	(12)	(4)
Income tax provision	14,255	13,050
Depreciation	16,596	16,165
Amortization of intangible assets	85,154	84,708
Non-income taxes	553	513
EBITDA	$231,969	$224,026
Adjustments:
Other (income) expenses	(890)	658
Integration expenses	1,672	559
Change in fair value of Private Placement Warrants and unvested founder shares	(12,741)	(40,375)
Transaction-related expenses	2,555	5,225
Gain on investments	(289)	—
Stock-based compensation	3,130	968
Adjusted EBITDA	$225,406	$191,061
Material differences between MultiPlan Corporation and MPH for the three months ended March 31, 2022 include differences in interest expense, change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation. For the three months ended March 31, 2022, interest expense for MultiPlan Corporation is $20.5 million higher than interest expense for MPH, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes (issued on October 8, 2020). For the three months ended March 31, 2022, the change in fair value of Private Placement Warrants and unvested founder shares, and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH.

The following table presents a reconciliation of net income to Adjusted EPS for the periods presented:

($ in thousands, except share and per share amounts)	Three Months Ended March 31,
	2022	2021

Net income	$43,978	$45,877
Adjustments:
Amortization of intangible assets	85,154	84,708
Stock-based compensation	3,130	968
Transaction-related expenses	2,555	5,225
Gain on investments	(289)	—
Other (income) expenses	(890)	658
Integration expenses	1,672	559
Change in fair value of Private Placement Warrants and unvested founder shares	(12,741)	(40,375)
Estimated tax effect of adjustments	(22,489)	(22,864)
Adjusted net income	$100,080	$74,756

Weighted average shares outstanding – Basic	638,497,587	655,113,523

Net income per share – basic	$0.07	$0.07
Adjusted EPS	$0.16	$0.11
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In 2021 and for the three months ended March 31, 2022, DHP's impact on revenues and net earnings was not material. In connection with the DHP acquisition, the Company incurred transaction costs of $0.1 million and $4.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and comprehensive income.
Debt Refinancings, Repayments and Repricing
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
Interest on Term Loan B and Revolver B is calculated, at MPH’s option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH’s first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.76% as of March 31, 2022 and the interest rate in effect for Term Loan G was 3.75% as of March 31, 2021.
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
In connection with the issuance of our debt instruments, the Company incurred specific expenses, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs and discounts are included in interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.
Stock-Based Compensation
Since the consummation of the Transactions, the Company has operated under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs and Director RSUs. Stock-based compensation is measured at the grant date based on the fair value of the award.
During the three months ended March 31, 2022, the Company has granted 7.3 million Employee NQSOs and 3.9 million Employee RSUs under the 2020 Omnibus Incentive Plan. For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $3.1 million and $1.0 million, respectively, in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table provides the results of operations for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Revenues
Network-Based Services	$68,624	$69,365	$(741)	(1.1)%
Analytics-Based Services	196,118	157,160	38,958	24.8%
Payment and Revenue Integrity Services	33,304	28,339	4,965	17.5%
Total Revenues	298,046	254,864	43,182	16.9%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Personnel expenses excluding stock-based compensation	39,157	32,632	6,525	20.0%
Stock-based compensation	600	10	590	NM
Personnel expenses including stock-based compensation	39,757	32,642	7,115	21.8%
Access and bill review fees	3,758	3,715	43	1.2%
Other cost of services expenses	3,557	3,373	184	5.5%
Total costs of services (exclusive of depreciation and amortization of intangible assets shown below)	47,072	39,730	7,342	18.5%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	27,503	25,813	1,690	6.5%
Stock-based compensation	2,530	958	1,572	164.1%
Transaction-related expenses	2,555	5,225	(2,670)	(51.1)%
Total general and administrative expenses	32,588	31,996	592	1.9%
Depreciation expense	16,596	16,165	431	2.7%
Amortization of intangible assets	85,154	84,708	446	0.5%
Operating income	116,636	82,265	34,371	41.8%
Interest expense	71,445	63,717	7,728	12.1%
Interest income	(12)	(4)	(8)	200.0%
Gain on investments	(289)	—	(289)	NM
Change in fair value of Private Placement Warrants and unvested founder shares	(12,741)	(40,375)	27,634	68.4%
Net income before taxes	58,233	58,927	(694)	(1.2)%
Provision for income taxes	14,255	13,050	1,205	9.2%
Net income	$43,978	$45,877	$(1,899)	(4.1)%
_____________________
NM = Not meaningful
Revenues
The increase of $43.2 million, or 16.9%, in revenues for the three months ended March 31, 2022 as compared to revenues for the three months ended March 31, 2021 was driven by an increase in revenues of $37.4 million primarily related to higher medical charges processed on claims received from customers, resulting in higher savings for such customers. Revenues from the acquisition of DHP were $8.7 million for the three months ended March 31, 2022, as compared to $2.9 million for the three months ended March 31, 2021. This period-over-period increase of $5.8 million also contributed to the increase in total revenues for this period. Excluding the increase of revenue from the acquisition of DHP, revenue grew by 14.9% in the three months ended March 31, 2022 as compared to the same period in the prior year.
Network-Based Services revenues decreased $0.7 million, or 1.1%, in the three months ended March 31, 2022 as compared to revenues for the three months ended March 31, 2021, reflecting substantially consistent period over period performance for this service line.

Analytics-Based Services revenues increased $39.0 million, or 24.8%, for the three months ended March 31, 2022 as compared to revenues for the three months ended March 31, 2021 primarily driven by higher medical charges from customers, resulting in higher savings for such customers. The increase in medical charges processed reflects, in part, a favorable decline of the effects of the COVID-19 pandemic during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Payment and Revenue Integrity Services revenues increased $5.0 million, or 17.5%, for the three months ended March 31, 2022 as compared to revenues for the three months ended March 31, 2021 primarily due to the increase in revenues from the acquisition of DHP of $5.8 million as described above, offset by $0.8 million of declines in revenues in our pre-payment integrity service line.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Costs of services excluding stock-based compensation	$46,472	$39,720	$6,752	17.0%
Stock-based compensation	600	10	590	NM
Cost of services (exclusive of depreciation and amortization of intangible assets)	$47,072	$39,730	$7,342	18.5%
The increase of $7.3 million, or 18.5% in cost of services for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was primarily due to increases in personnel expenses, including stock-based compensation as explained below.
The increase in personnel expenses, including contract labor, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was primarily due to increases in stock-based compensation of $0.6 million and non-stock compensation related expenses of $6.5 million primarily due to $3.1 million increase in compensation related expenses from the acquisition of DHP which was acquired on February 26, 2021. The remaining $3.4 million increase in compensation related expenses was primarily related to increases in salaries of $2.6 million, bonus and commission of $0.3 million, and fringe benefit expenses of $0.5 million, partially due to increases in employee headcount. The remaining increase in cost of services was due to increases of $0.2 million related to access and bill review fees and other costs of services.
General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$27,503	$25,813	$1,690	6.5%
Stock-based compensation	2,530	958	1,572	164.1%
Transaction-related expenses	2,555	5,225	(2,670)	(51.1)%
General and administrative expenses	$32,588	$31,996	$592	1.9%

The increase of $0.6 million, or 1.9%, in general and administrative expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was primarily due to an increase in personnel expenses of $4.8 million, an increase in integration expenses of $1.1 million primarily related to the acquisitions of HST and DHP, an increase in professional fees of $0.9 million including higher legal and consulting fees, an increase in insurance of $0.7 million primarily related to higher D&O insurance and Technology E&O insurance, and an increase in net other expenses of $0.1 million, offset by a decrease in transaction costs of $2.7 million and an increase in the capitalized software development offset of $4.3 million. The increase in personnel expenses of $4.8 million was due to an increase in compensation related expenses of $3.2 million, primarily in salaries, fringe benefits, and contract labor and an increase in stock-based compensation of $1.6 million.
Depreciation Expense
The increase of $0.4 million, or 2.7%, in depreciation expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to purchases of property and equipment, including internally generated capitalized software in the three months ended March 31, 2022 and year ended December 31, 2021, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase of $0.4 million, or 0.5%, in the amortization of intangible assets for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was primarily due to the acquisition of DHP. This expense represents the amortization of intangible assets, as explained above and in the notes to the unaudited condensed consolidated financial statements.
Interest Expense
The increase of $7.7 million, or 12.1%, in interest expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was due to the increase in interest rates and the effect of the refinancing on August 24, 2021 where MPH issued new senior secured credit facilities composed of Term Loan B and Revolver B, and issued the 5.50% Senior Secured Notes, using the net proceeds to repay all of the outstanding balance of Term Loan G. As a result of this refinancing, our annualized weighted average cash interest rate increased by 0.6% across our total debt in the three months ended March 31, 2022 as compared to the same period in prior year.
As of March 31, 2022, our long-term debt was $4,878.4 million and included (i) $1,305.1 million Term Loan B, discount on Term Loan B of $12.4 million, excluding the current portion of Term Loan B of $13.3 million (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $26.7 million, and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $37.6 million. As of March 31, 2022, our total debt had an annualized weighted average cash interest rate of 5.5%. As of March 31, 2021, our total debt had an annualized weighted average cash interest rate of 4.9%.
As of December 31, 2021, our long-term debt was $4,879.1 million and included (i) $1,308.4 million Term Loan B, discount on Term Loan B of $12.9 million, excluding the current portion of Term Loan B of $13.3 million (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $27.7 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $38.8 million. As of December 31, 2021, our total debt had a weighted average cash interest rate of 4.6%.
Change in fair value of Private Placement Warrants and unvested founder shares
The Company remeasures the fair value of the Private Placement Warrants and unvested founder shares at each reporting period. From December 31, 2021 to March 31, 2022, the fair value of the Private Placement Warrants and the unvested founder shares decreased by $8.7 million and $4.0 million, respectively. The decrease was primarily due to the decrease in the expected stock volatility and the passage of time over that period.
Provision for income taxes
Our effective tax rate of 24.5% for the three months ended March 31, 2022 differed from the statutory rate primarily due to a non-deductible mark-to-market liability and state tax expense. Our effective tax rate of 22.1% for the three months ended March 31, 2021 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of our acquisitions and changes in the Company's deferred state tax rate due to operations, and state tax expense.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $350.8 million and $448.2 million of loan availability under the revolving credit facility. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. As of March 31, 2022, we have three letters of credit totaling $1.8 million of utilization against the revolving credit facility. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$194,937	$170,907
Investing activities	$(24,165)	$(162,398)
Financing activities	$(5,270)	$(232)
Cash Flows from Operating Activities
Cash flows from operating activities provided $194.9 million for the three months ended March 31, 2022 and $170.9 million for the three months ended March 31, 2021. This $24.0 million, or 14.1%, increase in cash flows from operating activities was primarily the result of an increase in adjustments for non-cash items of $41.1 million, offset by changes in net working capital of $15.2 million and a decrease in net income of $1.9 million.
The $41.1 million increase in non-cash items was primarily due to an increase in deferred income taxes of $11.7 million, an increase in the change in fair value of Private Placement Warrants and unvested founder shares of $27.6 million, an increase in stock-based compensation of $2.2 million, an increase in depreciation of $0.4 million, and an increase in amortization of intangible assets of $0.4 million, offset by a decrease in loss on disposal of property and equipment of $0.6 million, a decrease in non-cash interest costs of $0.3 million including decreases in debt issue costs, a decrease in amortization of right of use asset of $0.1 million, and a gain on equity investments of $0.3 million.
During the three months ended March 31, 2022, $90.1 million was provided by changes in net working capital including an increase in accounts payable and accrued expenses and other expenses of $61.4 million primarily related to the timing of tax and interest payments throughout the year which increased our liabilities by $42.0 million and $22.5 million, respectively, a decrease in net accounts receivable of $21.7 million primarily due to timing of collections, a decrease in prepaid expenses and other assets of $3.6 million, and a decrease in prepaid taxes of $5.1 million, offset by a decrease in operating lease obligations of $1.6 million.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2022, net cash of $24.2 million was used in investing activities including $24.5 million for purchases of property and equipment and capitalization of software development. For the three months ended March 31, 2021, net cash of $162.4 million was used in investing activities including $149.9 million for the acquisition of DHP and $18.1 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of an investment of $5.6 million.
Cash Flows from Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2022 were $5.3 million consisting of repayments of Term Loan B of $3.3 million and $2.0 million of taxes paid on net settlement of vested share awards.

Cash flows used in financing activities for the three months ended March 31, 2021 were $0.2 million primarily consisting of taxes paid on net settlement of vested share awards of $0.3 million.
Term Loans and Revolvers
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B, $450.0 million of Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, issued with a discount of 1.00%, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 4.76% as of March 31, 2022 and the interest rate in effect for Term Loan G was 3.75% as of March 31, 2021.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.375% at March 31, 2022 and 0.50% at December 31, 2021. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
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
On August 24, 2021 MPH issued $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes with a maturation date of September 1, 2028. The interest rate on the 5.50% Senior Secured Notes is fixed at 5.50%, and is payable semi-annually on March 1 and September 1 of each year. The 5.50% Senior Secured Notes are guaranteed and secured as described below under "Guarantees and Security".
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
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 2.32 times, 3.15 times, and 2.61 times as of March 31, 2022, March 31, 2021, and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021 we were in compliance with all of the debt covenants.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2021 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 Annual Report. As of March 31, 2022, our critical accounting policies and estimates have not changed from those described in our 2021 Annual Report.

Customer Concentration
Three customers individually accounted for 34%, 19% and 10% of revenues for the year ended December 31, 2021. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. For further discussion on our customer concentration, please refer to Item 1A. “Risk Factors” in our 2021 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2021 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of March 31, 2022, there were no material changes in the market risks described in our 2021 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters as well as regulatory investigations, all of which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we believe they will not have a material adverse effect on our financial condition or results of operations.
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants. The Company is therefore dismissed from the Delaware Stockholder Litigation, which is proceeding against the Churchill Defendants. Certain of the Churchill Defendants have contractual indemnification rights to the Company.
We cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual in connection with these matters as of March 31, 2022.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below represents the Company’s repurchase of shares of its Class A common stock during the three months ended March 31, 2022.

(in thousands, except share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased
Period
January 1 - 31, 2022	—	$—	—	$150,000
February 1 - 28, 2022	—	—	—	—
March 1 - 31, 2022	—	—	—	—
Total	—	$—	—	$150,000
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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Employment Agreement dated January 31, 2022, by and between MultiPlan Corporation and Dale White.	8-K	001-39228	10.1	January 31, 2022
10.2	Amendment No. 1 to Investors Rights Agreement dated as of January 31, 2022, by and between MultiPlan Corporation and the other parties thereto.	8-K	001-39228	10.2	January 31, 2022
10.3+	Form of Stock Award Agreement under the 2020 Omnibus Incentive Plan.	8-K	001-39228	10.3	January 31, 2022
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Denotes a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 10, 2022

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer