Form 10-Q
period 2022-06-30
MultiPlan Corp
filed 2022-08-05
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of August 1, 2022, 639,074,047 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"Abacus" are to Abacus Insights, Inc.;

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

"Other expenses, net" represents miscellaneous income, miscellaneous expenses, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and management fees;

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

"Unvested Founder Shares" represents 12,404,080 of the Sponsor founder shares that were unvested as of October 8, 2020 in connection with the Merger Agreement and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $12.50 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$354,310	$185,328
Restricted cash	2,777	3,051
Trade accounts receivable, net	94,005	99,905
Prepaid expenses	17,078	24,910
Prepaid taxes	—	5,064
Other current assets, net	1,139	999
Total current assets	469,309	319,257
Property and equipment, net	222,022	213,238
Operating lease right-of-use assets	24,108	30,104
Goodwill	4,363,121	4,363,070
Other intangibles, net	3,114,756	3,285,037
Other assets, net	22,505	9,701
Total assets	$8,215,821	$8,220,407
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,137	$13,005
Accrued interest	55,199	55,685
Accrued taxes	3,066	—
Operating lease obligation, short-term	7,072	6,883
Current portion of long-term debt	13,250	13,250
Accrued compensation	30,689	25,419
Other accrued expenses	26,585	27,666
Total current liabilities	147,998	141,908
Long-term debt	4,877,670	4,879,144
Operating lease obligation, long-term	20,414	26,725
Private Placement Warrants and Unvested Founder Shares	66,408	74,000
Deferred income taxes	694,395	753,825
Other liabilities	83	135
Total liabilities	5,806,968	5,875,737
Commitments and contingencies (Note 6)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 666,176,911 and 665,456,180 issued; 639,059,505 and 638,338,774 shares outstanding	67	67
Additional paid-in capital	2,318,353	2,311,660
Retained earnings	282,602	225,112
Treasury stock — 27,117,406 and 27,117,406 shares	(192,169)	(192,169)
Total shareholders’ equity	2,408,853	2,344,670
Total liabilities and shareholders’ equity	$8,215,821	$8,220,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$290,128	$276,272	$588,174	$531,136
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	49,977	44,368	97,049	84,098
General and administrative expenses	40,085	39,927	72,673	71,923
Depreciation	17,171	17,008	33,767	33,173
Amortization of intangible assets	85,127	85,167	170,281	169,875
Total expenses	192,360	186,470	373,770	359,069
Operating income	97,768	89,802	214,404	172,067
Interest expense	72,696	64,004	144,141	127,721
Interest income	(46)	(7)	(58)	(11)
Gain on investments	—	(25)	(289)	(25)
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	5,149	81,560	(7,592)	41,185
Net income (loss) before taxes	19,969	(55,730)	78,202	3,197
Provision (benefit) for income taxes	6,457	(8,798)	20,712	4,252
Net income (loss)	$13,512	$(46,932)	$57,490	$(1,055)

Weighted average shares outstanding – Basic	639,001,506	655,609,718	638,750,938	655,361,621
Weighted average shares outstanding – Diluted	640,097,349	655,609,718	639,709,247	655,361,621

Net income (loss) per share – Basic	$0.02	$(0.07)	$0.09	$(0.00)
Net income (loss) per share – Diluted	$0.02	$(0.07)	$0.09	$(0.00)

Comprehensive income (loss)	$13,512	$(46,932)	$57,490	$(1,055)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	666,045,694	$67	$2,314,488	$269,090	(27,117,406)	$(192,169)	$2,391,476

2020 Omnibus Incentive Plan	131,217	—	4,104	—	—	—	4,104
Tax withholding related to vesting of equity awards	—	—	(239)	—	—	—	(239)
Net income	—	—	—	13,512	—	—	13,512
Balance at end of period	666,176,911	$67	$2,318,353	$282,602	(27,117,406)	$(192,169)	$2,408,853

	Three Months Ended June 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,277,068	$66	$2,297,504	$168,909	(9,144,461)	$(89,874)	$2,376,605

2020 Omnibus Incentive Plan	756,232	—	7,474	—	—	—	7,474
Tax withholding related to vesting of equity awards	—	—	(24)	—	(276,679)	(2,059)	(2,083)
Net loss	—	—	—	(46,932)	—	—	(46,932)
Balance at end of period	665,033,300	$66	$2,304,954	$121,977	(9,421,140)	$(91,933)	$2,335,064

	Six Months Ended June 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670

2020 Omnibus Incentive Plan	720,731	—	8,889	—	—	—	8,889
Tax withholding related to vesting of equity awards	—	—	(2,196)	—	—	—	(2,196)
Net income	—	—	—	57,490	—	—	57,490
Balance at end of period	666,176,911	$67	$2,318,353	$282,602	(27,117,406)	$(192,169)	$2,408,853

	Six Months Ended June 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Cumulative effect of ASU 2020-06 on the accounting for convertible instruments	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan	849,982	—	8,442	—		—	8,442
Tax withholding related to vesting of equity awards	—	—	(24)	—	(313,177)	(2,323)	(2,347)
Net loss	—	—	—	(1,055)	—	—	(1,055)
Balance at end of period	665,033,300	$66	$2,304,954	$121,977	(9,421,140)	$(91,933)	$2,335,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$57,490	$(1,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,767	33,173
Amortization of intangible assets	170,281	169,875
Amortization of the right-of-use asset	3,339	3,525
Stock-based compensation	7,234	8,442
Deferred income taxes	(59,481)	303
Non-cash interest costs	5,192	5,805
Gain on equity investments	(289)	—
Loss on disposal of property and equipment	2,785	685
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(7,592)	41,185
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	5,900	4,952
Prepaid expenses and other assets	9,888	2,468
Prepaid taxes	5,064	(54,148)
Operating lease obligation	(5,403)	(3,417)
Accounts payable and accrued expenses and other	7,464	(7,404)
Net cash provided by operating activities	235,639	204,389
Investing activities:
Purchases of property and equipment	(43,399)	(36,787)
Proceeds from sale of investment	289	5,641
Purchase of equity investments	(15,000)	—
HST Acquisition, net of cash acquired	—	(28)
DHP Acquisition, net of cash acquired	—	(149,676)
Net cash used in investing activities	(58,110)	(180,850)
Financing activities:
Repayments of Term Loan B	(6,625)	—
Taxes paid on settlement of vested share awards	(2,196)	(2,323)
Net cash used in financing activities	(8,821)	(2,323)
Net increase in cash, cash equivalents and restricted cash	168,708	21,216
Cash, cash equivalents and restricted cash at beginning of period	188,379	126,755
Cash, cash equivalents and restricted cash at end of period	$357,087	$147,971

Cash and cash equivalents	$354,310	$147,971
Restricted cash	2,777	—
Cash, cash equivalents and restricted cash at end of period	$357,087	$147,971

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$4,589	$3,913
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$40	$1,025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(139,013)	$(123,115)
Income taxes, net of refunds	$(72,452)	$(68,766)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2021 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of June 30, 2022 and December 31, 2021, and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been included.
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
COVID-19
COVID-19 has negatively impacted our business, results of operations and financial condition since the first quarter of 2020 as various federal, state, and local governments and private entities mandated, and in some cases continue to mandate, restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. For the three and six months ended June 30, 2022, the Company’s revenues continue to be negatively impacted as a result of the medical charges received on non-COVID-19 claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, have been to a lesser extent compared to the same period in 2020 and 2021 as vaccination rates have increased and most restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the evolving pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues
Network-Based Services	$63,420	$72,073	$132,044	$141,438
PSAV	49,282	55,297	101,245	109,539
PEPM	12,801	14,062	27,739	27,577
Other	1,337	2,714	3,060	4,322
Analytics-Based Services	193,294	170,793	389,412	327,953
PSAV	187,517	166,602	377,809	319,680
PEPM	5,777	4,191	11,603	8,273
Payment and Revenue Integrity Services	33,414	33,406	66,718	61,745
PSAV	33,295	33,267	66,479	61,547
PEPM	119	139	239	198
Total Revenues	$290,128	$276,272	$588,174	$531,136

Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the six months ended June 30, 2022.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
2.Investments
In June 2022, the Company, acquired for cash consideration of $15.0 million, a minority interest of Abacus Insights, Inc., a leading data management and interoperability platform that enables health plans and their providers to standardize data across the healthcare ecosystem by providing a highly secure unified data infrastructure that maximizes analytics enablement to reduce costs and improve outcomes.
The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2022, there were no observable price changes or impairments recorded. Refer to Note 5 Fair Value Measurements for additional information.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3.Long-Term Debt
As of June 30, 2022, and December 31, 2021, long-term debt consisted of the following:

	Key Terms				June 30, 2022	December 31, 2021
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,315,063	$1,321,688
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,300,000	1,300,000
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	30	71
Long-term debt					4,965,093	4,971,759
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(12,005)	(12,864)
Discount – Senior Convertible PIK Notes					(25,690)	(27,715)
Less: debt discounts, net					(37,695)	(40,579)
Debt issuance costs - Term Loan B					(6,538)	(7,008)
Debt issuance costs - 5.50% Senior Secured Notes					(13,408)	(14,188)
Debt issuance costs - 5.750% Notes					(16,532)	(17,590)
Less: debt issuance costs, net					(36,478)	(38,786)
Long-term debt, net					$4,877,670	$4,879,144
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 5.82% as of June 30, 2022.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The Private Placement Warrants and Unvested Founder Shares were initially recorded at fair value on the date of consummation of the Transactions and are subsequently adjusted to fair value at each subsequent reporting date. The fair value of the Unvested Founder Shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants is obtained using a Black Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
As of June 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	June 30, 2022	December 31, 2021
Private Placement Warrants	$30,188	$38,028
Unvested Founder Shares	36,220	35,972
For the three and six months ended June 30, 2022, the change in fair values was primarily due to the decrease in the expected stock volatility and the passage of time over that period, partially offset by the increase in the stock price of the Company's Class A common stock. The accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) include loss and (gains) related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Private Placement Warrants	$932	$32,936	$(7,840)	$17,741
Unvested Founder Shares	4,217	48,624	248	23,444
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	$5,149	$81,560	$(7,592)	$41,185
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
Cash and cash equivalents as of June 30, 2022 included money market funds of $150.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Our cash and cash equivalents as of December 31, 2021 did not include money market funds.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2022 and December 31, 2021, the Company's carrying amount and fair value of long-term debt consisted of the following:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,303,058	$1,205,329	$1,308,824	$1,294,312
5.50% Senior Secured Notes	1,050,000	936,600	1,050,000	1,029,680
5.750% Notes	1,300,000	1,080,300	1,300,000	1,245,436
Senior Convertible PIK Notes, net of discount	1,274,310	1,061,500	1,272,285	1,245,958
Finance lease obligations	30	30	71	71
Total Liabilities	$4,927,398	$4,283,759	$4,931,180	$4,815,457
As of June 30, 2022, the fair value of long-term debt, including current maturities of finance lease obligations, was obtained using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement.
As of December 31, 2021, we estimated the fair value of long-term debt, including current maturities of finance lease obligations, based on estimates using present value techniques that were significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Assumptions included interest rates currently available for instruments with similar terms as well as the five, seven, and eight-year Treasury bill rates. As such, this was considered a Level 2 fair value measurement.
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
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At June 30, 2022, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
6.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of June 30, 2022 and December 31, 2021.
Claims and Litigation
The Company is a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters as well as regulatory investigations, all of which have arisen in the ordinary course of business. While the ultimate outcome

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
with respect to such proceedings cannot be predicted with certainty, the Company does not believe they will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations, or cash flows.
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants. The Company is therefore dismissed from the Delaware Stockholder Litigation, which is proceeding against the Churchill Defendants. The Company has agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation.
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
7.Basic and Diluted Earnings (Loss) Per Share
Basic and diluted earnings (Loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except number of shares and per share data)	2022	2021	2022	2021
Numerator for earnings per share calculation
Net Income (Loss)	$13,512	$(46,932)	$57,490	$(1,055)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	639,001,506	655,609,718	638,750,938	655,361,621
Effect of stock-based compensation	1,095,843	—	958,309	—
Weighted average number of shares outstanding – diluted	640,097,349	655,609,718	639,709,247	655,361,621
Income (Loss) per share – basic and diluted:
Net income (loss) per share – basic	$0.02	$(0.07)	$0.09	$(0.00)
Net income (loss) per share – diluted	$0.02	$(0.07)	$0.09	$(0.00)
As of the three and six months ended June 30, 2022 and 2021, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net income (loss) per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 12,939,954 and 5,520,722 for the three and six months ended June 30, 2022 and 2021, respectively.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8.Related Party Transactions
The accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) include expenses and revenues to and from related parties for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues	$395	$872	$1,038	$1,439
Total revenues from related parties	395	872	1,038	1,439
Cost of services	(290)	(49)	(602)	(739)
General and administrative	—	(148)	—	(413)
Total expense from related parties	$(290)	$(197)	$(602)	$(1,152)
The accompanying unaudited condensed consolidated balance sheets include accruals from related parties as of June 30, 2022 and December 31, 2021 as follows:

(in thousands)	June 30, 2022	December 31, 2021
Current liabilities:
Accounts payable	$1,726	$2,297
Total liabilities from related parties	$1,726	$2,297
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
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest independent preferred provider organizations ("PPO") in the United States with over 1.3 million providers under contract, as well as outsourced network development and/or management services; and
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are mostly health plan administrators ("Payors"). We offer these Payors a single electronic gateway to a comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering fair and efficient payments to the providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the six months ended June 30, 2022 and year ended December 31, 2021 our comprehensive services identified approximately $11.2 billion and $21.7 billion in potential medical cost savings, respectively.
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
Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter in place orders. We temporarily closed all of our offices and restricted travel in 2020 and 2021 due to concern for our employees’ health and safety and also in compliance with state orders. Most of our approximately 2,500 employees continue to work remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.
For the three and six months ended June 30, 2022, the Company’s revenues continue to be negatively impacted as a result of the medical charges received on non-COVID-19 claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, are to a lesser extent compared to the same period in 2020 and 2021, as vaccination rates have increased and most restrictions on medical services have been lifted. The extent of the ultimate impact of COVID-19 will depend on the severity and duration of the evolving pandemic. Future developments remain uncertain, including the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as U.S. and global economies, consumer behavior and healthcare utilization patterns.
Factors Affecting Our Results of Operations
Medical Cost Savings -
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Six Months Ended June 30,		Change
(in millions)	2022	2021
Medical charges processed(1)(3)	$63,560.1	$57,383.9	10.8%
Potential medical cost savings(2)(3)	$11,196.9	$10,522.4	6.4%
While the medical charges processed on claims received from customers have increased, the medical charges on our non-COVID-19 services have not yet returned to pre-pandemic levels as a result of fewer elective medical procedures and non-essential medical services. A portion of this increase is the result of medical charges and related savings for COVID-19 services, such as COVID-19 testing, treatment, and vaccines, which were higher in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
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
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures at each reporting period the fair value of the Private Placement Warrants and Unvested Founder Shares. The changes in fair value are primarily due to the changes in the stock price of the Company's Class A common stock, the expected stock volatility and the passage of time over the reporting period.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income (loss) adjusted for interest expense, interest income, income tax expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, gain on investments and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income (loss) adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, gain on investments, other expense, loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$13,512	$(46,932)	$57,490	$(1,055)
Adjustments:
Interest expense	72,696	64,004	144,141	127,721
Interest income	(46)	(7)	(58)	(11)
Income tax provision	6,457	(8,798)	20,712	4,252
Depreciation	17,171	17,008	33,767	33,173
Amortization of intangible assets	85,127	85,167	170,281	169,875
Non-income taxes	440	489	993	1,002
EBITDA	$195,357	$110,931	$427,326	$334,957
Adjustments:
Other expenses, net	2,543	53	1,653	711
Integration expenses	1,024	4,129	2,696	4,688
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	5,149	81,560	(7,592)	41,185
Transaction-related expenses	1,457	1,206	4,012	6,431
Gain on investments	—	(25)	(289)	(25)
Stock-based compensation	4,104	7,474	7,234	8,442
Adjusted EBITDA	$209,634	$205,328	$435,040	$396,389
Material differences between MultiPlan Corporation and MPH for the three and six months ended June 30, 2022 include differences in interest expense, loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation. For the three and six months ended June 30, 2022, interest expense for MultiPlan Corporation is $20.3 million and $40.8 million higher than interest expense for MPH, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. The loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore the entire amount represents differences between MultiPlan Corporation and MPH.

The following table presents a reconciliation of net income (loss) to Adjusted EPS for the periods presented:

($ in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$13,512	$(46,932)	$57,490	$(1,055)
Adjustments:
Amortization of intangible assets	85,127	85,167	170,281	169,875
Stock-based compensation	4,104	7,474	7,234	8,442
Transaction-related expenses	1,457	1,206	4,012	6,431
Gain on investments	—	(25)	(289)	(25)
Other expenses, net	2,543	53	1,653	711
Integration expenses	1,024	4,129	2,696	4,688
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	5,149	81,560	(7,592)	41,185
Estimated tax effect of adjustments	(23,199)	(24,336)	(45,688)	(47,200)
Adjusted net income	$89,717	$108,296	$189,797	$183,052

Weighted average shares outstanding – Basic	639,001,506	655,609,718	638,750,938	655,361,621

Net income (loss) per share – basic	$0.02	$(0.07)	$0.09	$(0.00)
Adjusted EPS	$0.14	$0.17	$0.30	$0.28
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In 2021 and for the three and six months ended June 30, 2022, DHP's impact on revenues and net earnings was not material. In connection with the DHP acquisition, the Company incurred transaction costs of $0.1 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
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
Interest on Term Loan B and Revolver B is calculated, at MPH’s option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for

Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH’s first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 5.82% as of June 30, 2022 and the interest rate in effect for Term Loan G was 3.75% as of June 30, 2021.
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
In connection with the issuance of our debt instruments, the Company incurred specific expenses, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, and incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs and discounts are included in interest expense in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
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
During the six months ended June 30, 2022, the Company has granted 7.3 million Employee NQSOs, 3.9 million Employee RSUs and 0.2 million Director RSUs under the 2020 Omnibus Incentive Plan. For the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $4.1 million and $7.2 million and $7.5 million and $8.4 million, respectively, in the accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
The following table provides the results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues
Network-Based Services	$63,420	$72,073	$(8,653)	(12.0)%	$132,044	$141,438	$(9,394)	(6.6)%
Analytics-Based Services	193,294	170,793	22,501	13.2%	389,412	327,953	61,459	18.7%
Payment and Revenue Integrity Services	33,414	33,406	8	0.0%	66,718	61,745	4,973	8.1%
Total Revenues	$290,128	$276,272	$13,856	5.0%	$588,174	$531,136	$57,038	10.7%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	49,977	44,368	5,609	12.6%	97,049	84,098	12,951	15.4%
General and administrative expenses	40,085	39,927	158	0.4%	72,673	71,923	750	1.0%
Depreciation expense	17,171	17,008	163	1.0%	33,767	33,173	594	1.8%
Amortization of intangible assets	85,127	85,167	(40)	0.0%	170,281	169,875	406	0.2%
Operating income	97,768	89,802	7,966	8.9%	214,404	172,067	42,337	24.6%
Interest expense	72,696	64,004	8,692	13.6%	144,141	127,721	16,420	12.9%
Interest income	(46)	(7)	(39)	557.1%	(58)	(11)	(47)	427.3%
Gain on investments	—	(25)	25	100.0%	(289)	(25)	(264)	NM
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	5,149	81,560	(76,411)	(93.7)%	(7,592)	41,185	(48,777)	(118.4)%
Net income (loss) before taxes	19,969	(55,730)	75,699	135.8%	78,202	3,197	75,005	NM
Provision (benefit) for income taxes	6,457	(8,798)	15,255	173.4%	20,712	4,252	16,460	387.1%
Net income (loss)	$13,512	$(46,932)	$60,444	128.8%	$57,490	$(1,055)	$58,545	NM
_____________________
NM = Not meaningful
Revenues
Revenues increased by $13.9 million, or 5.0%, and $57.0 million, or 10.7%, respectively, for the three and six months ended June 30, 2022 as compared to revenues for the three and six months ended June 30, 2021. These increases in revenues were primarily related to increases in our Analytics-Based Services and Payment and Revenue Integrity revenues of $22.5 million and $66.4 million, respectively, offset by decreases in our Network-Based Services revenue of $8.7 million and $9.4 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, as explained below.
Network-Based Services revenues decreased $8.7 million, or 12.0%, and $9.4 million, or 6.6%, in the three and six months ended June 30, 2022, respectively, as compared to revenues for the three and six months ended June 30, 2021. These decreases in revenues were primarily related to client attrition and lower medical charges processed on Network-Based Services claims received from customers, resulting in lower savings for such customers contributing to decreases in revenues of $6.1 million and $8.3 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The remaining decreases of $2.6 million and $1.1 million, respectively, are related to decreases in PEPM and other network revenues for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

Analytics-Based Services revenues increased $22.5 million, or 13.2% and $61.5 million, or 18.7%, for the three and six months ended June 30, 2022, respectively, as compared to revenues for the three and six months ended June 30, 2021. These increases were primarily driven by higher medical charges from customers, resulting in higher savings for such customers. The increases in medical charges processed reflect, in part, a favorable decline of the effects of the COVID-19 pandemic during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.
Payment and Revenue Integrity Services revenues were relatively flat for the three months ended June 30, 2022 and 2021, reflecting substantially consistent period over period performance for this service line. Payment and Integrity Services revenues increased $5.0 million, or 8.1%, for the six months ended June 30, 2022 as compared to revenues for the six months ended June 30, 2021 primarily due to increases of $5.7 million of acquired revenues from DHP, offset by $0.8 million of net decreases in revenues for this service line, primarily in our pre-payment integrity service line.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%	2022	2021	$	%
Personnel expenses excluding stock-based compensation	$41,612	$37,565	$4,047	10.8%	$80,769	$70,197	$10,572	15.1%
Stock-based compensation	927	442	485	109.7%	1,527	452	1,075	237.8%
Personnel expenses including stock-based compensation	42,539	38,007	4,532	11.9%	82,296	70,649	11,647	16.5%
Access and bill review fees	3,999	3,221	778	24.2%	7,757	6,936	821	11.8%
Other cost of services expenses	3,439	3,140	299	9.5%	6,996	6,513	483	7.4%
Total costs of services	$49,977	$44,368	$5,609	12.6%	$97,049	$84,098	$12,951	15.4%
The increases of $5.6 million, or 12.6%, and $13.0 million, or 15.4% in cost of services for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021 were primarily due to increases in personnel expenses, including stock-based compensation. The increase in personnel expenses, including contract labor, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to increases in stock-based compensation of $0.5 million and non-stock-based compensation-related personnel expenses of $4.0 million primarily due to increases in employee headcount and year-over-year compensation increases, due in part to salary increases to remain competitive in the market as a result of inflationary pressure on wages.
The increase in personnel expenses, including contract labor, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to increases in stock-based compensation of $1.1 million and non-stock-based compensation-related personnel expenses of $10.6 million, primarily due to a $3.9 million increase in compensation-related expenses from the acquisition of DHP, which was acquired on February 26, 2021. The remaining $6.6 million increase was primarily due to increases in employee headcount and year-over-year compensation increases, due in part to salary increases to remain competitive in the market as a result of inflationary pressure on wages.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%	2022	2021	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$35,451	$31,689	$3,762	11.9%	$62,954	$57,502	$5,452	9.5%
Stock-based compensation	3,177	7,032	(3,855)	(54.8)%	5,707	7,990	(2,283)	(28.6)%
Transaction-related expenses	1,457	1,206	251	20.8%	4,012	6,431	(2,419)	(37.6)%
General and administrative expenses	$40,085	$39,927	$158	0.4%	$72,673	$71,923	$750	1.0%

The increase of $0.2 million, or 0.4%, in general and administrative expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 was primarily due to an increase in personnel expenses of $0.2 million, an increase in insurance of $0.6 million primarily related to higher D&O insurance and Technology E&O insurance, an increase in the loss on disposal of assets of $2.2 million due to lease terminations and impairment of other assets, and a net increase in other expenses of $1.4 million, offset by a decrease in professional fees of $1.1 million, primarily legal, audit, and consulting fees, and a decrease in integration expenses of $3.1 million, primarily related to the acquisitions of HST and DHP. The increase in personnel expenses of $0.2 million was due to an increase in compensation-related expenses of $4.1 million, primarily in contract labor, offset by a decrease in stock-based compensation of $3.9 million.
The increase of $0.8 million, or 1.0%, in general and administrative expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 was primarily due to an increase in personnel expenses of $5.0 million, an increase in insurance of $1.4 million primarily related to higher D&O insurance and Technology E&O insurance, an increase in the loss on disposal of assets of $1.9 million primarily related to lease terminations and impairment of other assets, and an increase in equipment lease and maintenance of $0.9 million and an increase in net other expenses of $1.0 million, offset by an increase in the capitalized software development offset of $3.8 million, an increase in miscellaneous gains of $1.2 million, a decrease in integration expenses of $2.0 million, primarily related to the acquisitions of HST and DHP, and a decrease in transaction costs of $2.4 million. The increase in personnel expenses of $5.0 million was due to an increase in compensation-related expenses of $7.3 million, primarily in contract labor of $4.9 million and $2.4 million of employee compensation and related benefits, partially due to increases in employee headcount, offset by a decrease in stock-based compensation of $2.3 million.
Depreciation Expense
The increases of $0.2 million, or 1.0%, and $0.6 million, or 1.8%, in depreciation expense for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were due to purchases of property and equipment, including internally generated capitalized software in the three and six months ended June 30, 2022 and year ended December 31, 2021, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
Amortization of intangible assets was relatively flat for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The amortization of intangible assets increased $0.4 million, or 0.2%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to the acquisition of DHP. This expense represents the amortization of intangible assets, as explained above and in the notes to the unaudited condensed consolidated financial statements.
Interest Expense
The increases of $8.7 million, or 13.6% and $16.4 million, or 12.9%, in interest expense for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, were due to the increase in LIBOR interest rates and increase in interest rates due to the effect of the refinancing on August 24, 2021 when MPH issued new senior secured credit facilities composed of Term Loan B and Revolver B, and issued the 5.50% Senior Secured Notes, using the net proceeds to repay all of the outstanding balance of Term Loan G. Our annualized weighted average cash interest rate increased by 0.7% across our total debt in the six months ended June 30, 2022 as compared to the same period in prior year.
As of June 30, 2022, our long-term debt was $4,877.7 million and included (i) $1,301.8 million Term Loan B, discount on Term Loan B of $12.0 million, excluding the current portion of Term Loan B of $13.3 million (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $25.7 million, and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $36.5 million. As of June 30, 2022, our total debt had an annualized weighted average cash interest rate of 5.8%. As of June 30, 2021, our total debt had an annualized weighted average cash interest rate of 4.9%.
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

Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2021 to June 30, 2022, the fair value of the Private Placement Warrants decreased by $7.8 million and the fair value of the Unvested Founder Shares increased by $0.2 million. The decrease was primarily due to the decrease in the expected stock volatility and the passage of time over that period partially offset by the increase in the stock price of the Company's Class A common stock.
Provision (benefit) for income taxes
Net income before income taxes for the three months ended June 30, 2022 of $20.0 million generated a provision for income taxes of $6.5 million. Net loss before income taxes for the three months ended June 30, 2021 of $55.7 million generated a benefit for income taxes of $8.8 million.
Net income before income taxes for the six months ended June 30, 2022 of $78.2 million generated a provision for income taxes of $20.7 million. Net income before income taxes for the six months ended June 30, 2021 of $3.2 million generated a provision for income taxes of $4.3 million. The effective tax rate for the six months ended June 30, 2022 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, limitations on executive compensation and state tax expense. The effective tax rate for the six months ended June 30, 2021 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of acquisitions and changes in the Company’s deferred state tax rate due to operations and state tax expense.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $354.3 million and $448.2 million of loan availability under the revolving credit facility. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. As of June 30, 2022, we have three letters of credit totaling $1.8 million of utilization against the revolving credit facility. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$235,639	$204,389
Investing activities	$(58,110)	$(180,850)
Financing activities	$(8,821)	$(2,323)

Cash Flows from Operating Activities
Cash flows from operating activities provided $235.6 million for the six months ended June 30, 2022 and $204.4 million for the six months ended June 30, 2021. This $31.3 million, or 15.3%, increase in cash flows from operating activities was primarily the result of an increase in net income of $58.5 million and changes in net working capital of $80.5 million offset by a decrease in adjustments for non-cash items of $107.8 million.
The $107.8 million decrease in non-cash items was primarily due to a decrease in the loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares of $48.8 million, a decrease in deferred income taxes of $59.8 million, a decrease in stock-based compensation of $1.2 million, a decrease in non-cash interest costs of $0.6 million including decreases in debt issue costs, a gain on equity investments of $0.3 million, a decrease in amortization of right of use asset of $0.2 million offset by an increase in loss on disposal of property and equipment of $2.1 million, an increase in depreciation of $0.6 million, and an increase in amortization of intangible assets of $0.4 million.
During the six months ended June 30, 2022, $22.9 million was provided by changes in net working capital including an increase in accounts payable and accrued expenses and other expenses of $7.5 million, a decrease in prepaid expenses and other assets of $9.9 million, a decrease in net accounts receivable of $5.9 million primarily due to timing of collections, and a decrease in prepaid taxes of $5.1 million, offset by decreases in operating lease obligations of $5.4 million. The increase in accounts payable and accrued expenses and other expenses was primarily due to increases of $5.3 million in accrued compensation expense primarily related to the Company's employee bonus program and $3.1 million related to the timing of tax payments throughout the year which increased our liabilities, offset by decreases in other accrued expenses of $0.9 million.
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
Cash Flows from Investing Activities
For the six months ended June 30, 2022, net cash of $58.1 million was used in investing activities including $43.4 million for purchases of property and equipment and capitalization of software development and the $15.0 million equity investment in Abacus. For the six months ended June 30, 2021, net cash of $180.9 million was used in investing activities including $149.7 million for the acquisition of DHP and $36.8 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of an investment of $5.6 million.
Cash Flows from Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2022 were $8.8 million consisting of repayments of Term Loan B of $6.6 million and $2.2 million of taxes paid on net settlement of vested share awards.
Cash flows used in financing activities for the six months ended June 30, 2021 were $2.3 million as a result of taxes paid on net settlement of vested share awards.
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
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 5.82% as of June 30, 2022 and the interest rate in effect for Term Loan G was 3.75% as of June 30, 2021.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.

We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.25% at June 30, 2022 and 0.50% at December 31, 2021. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 2.30 times, 2.90 times, and 2.61 times as of June 30, 2022, June 30, 2021, and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021 we were in compliance with all of the debt covenants.

The debt agreements governing the new senior secured credit facilities, the 5.750% Notes and the 5.50% Senior Secured Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the new senior secured credit facilities and the 5.50% Senior Secured Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the new senior secured credit facilities, any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2021 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 Annual Report. As of June 30, 2022, our critical accounting policies and estimates have not changed from those described in our 2021 Annual Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2021 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of June 30, 2022, there were no material changes in the market risks described in our 2021 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of June 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleges that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint seeks, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants. The Company is therefore dismissed from the Delaware Stockholder Litigation, which is proceeding against the Churchill Defendants. The Company has agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation.
We cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual in connection with these matters as of June 30, 2022.
Item 1A. Risk Factors
There have been no material changes during the six months ended June 30, 2022 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2021 Annual Report.
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
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the six months ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Denotes a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: August 5, 2022

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer