Form 10-Q
period 2022-09-30
MultiPlan Corp
filed 2022-11-09
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of November 4, 2022, 639,123,203 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"NSA" are to the No Surprises Act, which is part of the Consolidated Appropriations Act, 2021;

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

"Transaction-related expenses" represents transaction costs, including those related to the Transactions and litigation related thereto as well as those related to any other acquisitions, whether consummated or not.

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$439,123	$185,328
Restricted cash	2,697	3,051
Trade accounts receivable, net	72,317	99,905
Prepaid expenses	12,830	24,910
Prepaid taxes	—	5,064
Other current assets, net	1,889	999
Total current assets	528,856	319,257
Property and equipment, net	224,869	213,238
Operating lease right-of-use assets	23,837	30,104
Goodwill	4,363,121	4,363,070
Other intangibles, net	3,029,629	3,285,037
Other assets, net	22,127	9,701
Total assets	$8,192,439	$8,220,407
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,559	$13,005
Accrued interest	80,622	55,685
Accrued taxes	39,782	—
Operating lease obligation, short-term	6,827	6,883
Current portion of long-term debt	13,250	13,250
Accrued compensation	28,898	25,419
Other accrued expenses	47,027	27,666
Total current liabilities	229,965	141,908
Long-term debt	4,877,011	4,879,144
Operating lease obligation, long-term	20,374	26,725
Private Placement Warrants and Unvested Founder Shares	13,049	74,000
Deferred income taxes	615,003	753,825
Other liabilities	55	135
Total liabilities	5,755,457	5,875,737
Commitments and contingencies (Note 6)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 666,226,067 and 665,456,180 issued; 639,108,661 and 638,338,774 shares outstanding	67	67
Additional paid-in capital	2,326,746	2,311,660
Retained earnings	302,338	225,112
Treasury stock — 27,117,406 and 27,117,406 shares	(192,169)	(192,169)
Total shareholders’ equity	2,436,982	2,344,670
Total liabilities and shareholders’ equity	$8,192,439	$8,220,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$250,453	$288,212	$838,627	$819,348
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	53,012	44,588	150,061	128,686
General and administrative expenses	58,434	38,221	131,107	110,144
Depreciation	17,481	15,783	51,248	48,956
Amortization of intangible assets	85,127	85,167	255,408	255,042
Total expenses	214,054	183,759	587,824	542,828
Operating income	36,399	104,453	250,803	276,520
Interest expense	77,087	67,512	221,228	195,233
Interest income	(886)	(8)	(944)	(19)
Loss on extinguishment of debt	—	15,823	—	15,823
Gain on investments	—	—	(289)	(25)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(48,851)	(76,636)	(56,443)	(35,451)
Net income before taxes	9,049	97,762	87,251	100,959
(Benefit) provision for income taxes	(10,687)	19,565	10,025	23,817
Net income	$19,736	$78,197	$77,226	$77,142

Weighted average shares outstanding – Basic	639,073,949	652,520,691	638,859,792	654,414,644
Weighted average shares outstanding – Diluted	639,850,455	652,882,405	639,590,184	654,816,495

Net income per share – Basic	$0.03	$0.12	$0.12	$0.12
Net income per share – Diluted	$0.03	$0.12	$0.12	$0.12

Comprehensive income	$19,736	$78,197	$77,226	$77,142
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended September 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	666,176,911	$67	$2,318,353	$282,602	(27,117,406)	$(192,169)	$2,408,853

2020 Omnibus Incentive Plan	49,156	—	4,065	—	—	—	4,065
Tax withholding related to vesting of equity awards	—	—	(180)	—	—	—	(180)
Reclassification of Private Placement Warrants (Note 4)	—	—	4,508	—	—	—	4,508
Net income	—	—	—	19,736	—	—	19,736
Balance at end of period	666,226,067	$67	$2,326,746	$302,338	(27,117,406)	$(192,169)	$2,436,982

	Three Months Ended September 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,033,300	$66	$2,304,954	$121,977	(9,421,140)	$(91,933)	$2,335,064

2020 Omnibus Incentive Plan	277,805	1	4,119	—	—	—	4,120
Tax withholding related to vesting of equity awards	—	—	(729)	—	(32,556)	(236)	(965)
Repurchase of common stock	—	—	—	—	(10,009,831)	(61,080)	(61,080)
Net income	—	—	—	78,197	—	—	78,197
Balance at end of period	665,311,105	$67	$2,308,344	$200,174	(19,463,527)	$(153,249)	$2,355,336

	Nine Months Ended September 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670

2020 Omnibus Incentive Plan	769,887	—	12,954	—	—	—	12,954
Tax withholding related to vesting of equity awards	—	—	(2,376)	—	—	—	(2,376)
Reclassification of Private Placement Warrants (Note 4)	—	—	4,508	—	—	—	4,508
Net income	—	—	—	77,226	—	—	77,226
Balance at end of period	666,226,067	$67	$2,326,746	$302,338	(27,117,406)	$(192,169)	$2,436,982

	Nine Months Ended September 30, 2021

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Cumulative effect of ASU 2020-06 on the accounting for convertible instruments	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan	1,127,787	1	12,561	—	—	—	12,562
Tax withholding related to vesting of equity awards	—	—	(753)	—	(345,733)	(2,559)	(3,312)
Repurchase of common stock	—	—	—	—	(10,009,831)	(61,080)	(61,080)
Net income	—	—	—	77,142	—	—	77,142
Balance at end of period	665,311,105	$67	$2,308,344	$200,174	(19,463,527)	$(153,249)	$2,355,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$77,226	$77,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,248	48,956
Amortization of intangible assets	255,408	255,042
Amortization of the right-of-use asset	4,924	5,306
Stock-based compensation	11,298	13,194
Deferred income taxes	(138,873)	(66,930)
Non-cash interest costs	7,841	9,500
Loss on extinguishment of debt	—	15,823
Gain on equity investments	(289)	—
Loss on disposal of property and equipment	1,110	2,366
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(56,443)	(35,451)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	27,588	(480)
Prepaid expenses and other assets	13,764	4,655
Prepaid taxes	5,064	(38)
Operating lease obligation	(4,844)	(4,962)
Accounts payable and accrued expenses and other	89,653	47,303
Net cash provided by operating activities	344,675	371,426
Investing activities:
Purchases of property and equipment	(64,209)	(57,198)
Proceeds from sale of investment	289	5,641
Purchase of equity investments	(15,000)	—
HST Acquisition, net of cash acquired	—	36
DHP Acquisition, net of cash acquired	—	(149,676)
Net cash used in investing activities	(78,920)	(201,197)
Financing activities:
Repayments of Term Loan G	—	(2,341,000)
Repayments of Term Loan B	(9,938)	—
Issuance of Term Loan B	—	1,298,951
Issuance of 5.50% Senior Secured Notes	—	1,034,597
Taxes paid on settlement of vested share awards	(2,376)	(3,312)
Purchase of treasury stock	—	(61,080)
Net cash used in financing activities	(12,314)	(71,844)
Net increase in cash, cash equivalents and restricted cash	253,441	98,385
Cash, cash equivalents and restricted cash at beginning of period	188,379	126,755
Cash, cash equivalents and restricted cash at end of period	$441,820	$225,140

Cash and cash equivalents	$439,123	$225,140
Restricted cash	2,697	—
Cash, cash equivalents and restricted cash at end of period	$441,820	$225,140

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$6,315	$6,160
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,258	$795
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(187,834)	$(136,951)
Income taxes, net of refunds	$(104,693)	$(101,635)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2021 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of September 30, 2022 and December 31, 2021, and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021 have been included.
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
Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter-in-place orders. We temporarily closed all of our offices and restricted travel in 2020 and 2021 due to concern for our employees’ health and safety and also in compliance with state orders. Although our offices were opened for employees in 2022, most of our approximately 2,500 employees now work remotely. Other than these modifications, we have not experienced any material changes to our operations, including receiving and processing transactions with our customers as a result of COVID-19.
For the three and nine months ended September 30, 2022, the Company’s revenues continue to be negatively impacted as a result of the medical charges received on non-COVID-19 claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, are to a lesser extent compared to the same period in 2020 and 2021, as vaccination rates have increased and most restrictions on medical services have been lifted.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The extent of the ultimate impact of COVID-19 will depend on future developments of the pandemic, which remain uncertain. These developments include the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as the U.S. and global economies, consumer behavior and healthcare utilization patterns.
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues
Network-Based Services	$58,859	$66,966	$190,903	$208,404
PSAV	43,260	51,361	144,505	160,900
PEPM	13,574	14,094	41,313	41,671
Other	2,025	1,511	5,085	5,833
Analytics-Based Services	163,922	185,812	553,334	513,765
PSAV	158,804	181,701	536,613	501,381
PEPM	5,118	4,111	16,721	12,384
Payment and Revenue Integrity Services	27,672	35,434	94,390	97,179
PSAV	27,554	35,357	94,033	96,904
PEPM	118	77	357	275
Total Revenues	$250,453	$288,212	$838,627	$819,348

Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contract terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the nine months ended September 30, 2022.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
2.Investments
In June 2022, the Company acquired for cash consideration of $15.0 million a minority interest of Abacus Insights, Inc., a leading data management and interoperability platform that enables health plans and their providers to standardize data across the healthcare ecosystem by providing a highly secure unified data infrastructure that maximizes analytics enablement to reduce costs and improve outcomes.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2022, there were no observable price changes or impairments recorded. Refer to Note 5 Fair Value Measurements for additional information.
3.Long-Term Debt
As of September 30, 2022, and December 31, 2021, long-term debt consisted of the following:

	Key Terms				September 30, 2022	December 31, 2021
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,311,750	$1,321,688
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,300,000	1,300,000
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	35	71
Long-term debt					4,961,785	4,971,759
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(11,569)	(12,864)
Discount – Senior Convertible PIK Notes					(24,653)	(27,715)
Less: debt discounts, net					(36,222)	(40,579)
Debt issuance costs - Term Loan B					(6,300)	(7,008)
Debt issuance costs - 5.50% Senior Secured Notes					(13,010)	(14,188)
Debt issuance costs - 5.750% Notes					(15,992)	(17,590)
Less: debt issuance costs, net					(35,302)	(38,786)
Long-term debt, net					$4,877,011	$4,879,144
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 7.32% as of September 30, 2022.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
On August 8, 2022, the Sponsor transferred 9,200,000 Private Placement Warrants, including 5,431,302 to individuals not classified as permitted transferees under the warrant agreement and which are, therefore, now redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. As a result, these 5,431,302 warrants were reclassified from Private Placement Warrants and Unvested Founder Shares to Additional paid-in capital in the unaudited condensed consolidated balance sheets on the transfer date for their fair value of $4.5 million.
As of September 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	September 30, 2022	December 31, 2021
Private Placement Warrants	$4,862	$38,028
Unvested Founder Shares	$8,187	$35,972
For the three and nine months ended September 30, 2022, the change in fair values was primarily due to the decrease in the stock price of the Company's Class A common stock and the passage of time over that period. The accompanying unaudited condensed consolidated statements of income and comprehensive income include gains related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Private Placement Warrants	$(20,818)	$(29,997)	$(28,658)	$(12,255)
Unvested Founder Shares	(28,033)	(46,639)	(27,785)	(23,196)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(48,851)	$(76,636)	$(56,443)	$(35,451)
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Financial instruments
Certain financial instruments which are not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature. The financial instrument that potentially subjects the Company to concentrations of credit risk consists primarily of accounts receivable.
Cash and cash equivalents as of September 30, 2022 included money market funds of $250.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Our cash and cash equivalents as of December 31, 2021 did not include money market funds.
As of September 30, 2022 and December 31, 2021, the Company's carrying amount and fair value of long-term debt consisted of the following:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,300,181	$1,210,469	$1,308,824	$1,294,312
5.50% Senior Secured Notes	1,050,000	866,250	1,050,000	1,029,680
5.750% Notes	1,300,000	982,800	1,300,000	1,245,436
Senior Convertible PIK Notes, net of discount	1,275,347	879,989	1,272,285	1,245,958
Finance lease obligations	35	35	71	71
Total Liabilities	$4,925,563	$3,939,543	$4,931,180	$4,815,457
As of September 30, 2022, the fair value of long-term debt, including current maturities of finance lease obligations, was obtained using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement.
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
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At September 30, 2022, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of September 30, 2022 and December 31, 2021.
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
The Company is therefore dismissed from the Delaware Stockholder Litigation, which is proceeding against the Churchill Defendants. The Company has agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation. The Company has estimated its potential liability and accrued a contingent liability in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets in connection with its indemnification obligations with respect to this matter.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7.Basic and Diluted Earnings Per Share
Basic and diluted earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share data)	2022	2021	2022	2021
Numerator for earnings per share calculation
Net income	$19,736	$78,197	$77,226	$77,142
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	639,073,949	652,520,691	638,859,792	654,414,644
Effect of stock-based compensation	776,506	361,714	730,392	401,851
Weighted average number of shares outstanding – diluted	639,850,455	652,882,405	639,590,184	654,816,495
Income per share – basic and diluted:
Net income per share – basic	$0.03	$0.12	$0.12	$0.12
Net income per share – diluted	$0.03	$0.12	$0.12	$0.12
As of the three and nine months ended September 30, 2022 and 2021, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net income per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 12,939,954 and 12,394,828 and 3,433,850 and 3,652,541 for the three and nine months ended September 30, 2022 and 2021, respectively.
8.Related Party Transactions
The accompanying unaudited condensed consolidated statements of income and comprehensive income include expenses and revenues to and from related parties for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues	$944	$476	$1,982	$1,915
Total revenues from related parties	944	476	1,982	1,915
Cost of services	(464)	(755)	(1,066)	(2,184)
General and administrative	65	(66)	65	(479)
Total expense from related parties	$(399)	$(821)	$(1,001)	$(2,663)
The accompanying unaudited condensed consolidated balance sheets include accruals from related parties as of September 30, 2022 and December 31, 2021 as follows:

(in thousands)	September 30, 2022	December 31, 2021
Current liabilities:
Accounts payable	$1,696	$2,297
Total liabilities from related parties	$1,696	$2,297
In 2022 and 2021, the related party transactions included the following:
•The Company purchased PPO network services from a company controlled by affiliates of Hellman & Friedman LLC, an affiliate of H&F, to supplement our provider network. We also recognize revenues from that same company for the use of our provider network and other claims processing services.
•The Company has obtained insurance brokered through a company controlled by affiliates of Hellman & Friedman LLC.
•The Company reimburses an affiliate of Hellman & Friedman LLC for reasonable out of pocket expenses that include travel, lodging, meals, and any similar expenses.

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
•changes in healthcare utilization patterns of plan members;
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
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are mostly health plan administrators ("Payors"). We offer these Payors a single electronic gateway to a comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering fair and efficient payments to the providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the nine months ended September 30, 2022 and year ended December 31, 2021 our comprehensive services identified approximately $16.5 billion and $21.7 billion in potential medical cost savings, respectively.
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
Effects from COVID-19 began to impact our business in first quarter 2020 with various federal, state, and local governments and private entities mandating restrictions on travel, restrictions on public gatherings, closure of non-essential commerce, and shelter-in-place orders. We temporarily closed all of our offices and restricted travel in 2020 and 2021 due to concern for our employees’ health and safety and also in compliance with state orders. Although our offices were opened for employees in 2022, most of our approximately 2,500 employees now work remotely. Other than these modifications, we have not experienced any material changes to our operations including receiving and processing transactions with our customers as a result of COVID-19.
For the three and nine months ended September 30, 2022, the Company’s revenues continue to be negatively impacted as a result of the volumes of medical charges received on non-COVID-19 claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, are to a lesser extent compared to the same period in 2020 and 2021, as vaccination rates have increased and most restrictions on medical services have been lifted.
The extent of the ultimate impact of COVID-19 will depend on future developments of the pandemic, which remain uncertain. These developments include the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as the U.S. and global economies, consumer behavior and healthcare utilization patterns.
Uncertainty Relating to Healthcare Utilization
Although claims volumes from customers increased in the three and nine months ended September 30, 2022, as compared to the prior year, the savings on those claims declined in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This reduction in savings is driven by a lower average charge per claim predominantly reflecting changes in utilization of the healthcare system by health plan members including on COVID-19 claims. The change in health system utilization may reflect changes in the labor market, monetary policy and inflationary pressures and other economic conditions that induce health plan members to postpone or forego certain elective care, as well as a decline in COVID-19 testing and treatment since the beginning of 2022.
The duration and severity of the change in healthcare utilization will depend on future developments that remain uncertain, including the U.S. and global economies, consumer behavior, health system capacity, and other factors that could impact utilization patterns, in addition to any actions taken by federal, state and local governments.
Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2022	2021		2022	2021
Medical charges processed(1)(3)	$31,354.5	$30,979.5	1.2%	$94,753.3	$88,354.1	7.2%
Potential medical cost savings(2)(3)	$5,317.9	$5,499.8	(3.3)%	$16,497.7	$16,020.7	3.0%
Medical charges processed increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase in medical charges processed was primarily due to increases in non-COVID-19 related claims, offset by declines in COVID-19 related claims during this time period. COVID-19 claims include services for COVID-19 testing, treatment, and vaccines. Even though medical charges processed on non-COVID-19 claims increased during this period, potential medical cost savings declined for both COVID-19 and non-COVID-19 related claims for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as a result of lower average medical charges per claim, reducing the opportunity for potential medical cost savings and reflecting the change in healthcare utilization by health plan members.
Medical charges processed and potential medical cost savings increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase in medical charges processed was the result of increases in non-COVID-19 medical charges processed. Potential medical cost savings increased on both COVID-19 and non-COVID-19 services, even though medical charges for COVID-19 services decreased during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
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

Amortization of intangible assets
Amortization of intangible assets includes amortization of the value of our customer relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by H&F and its affiliates, as well as recent acquisitions of HST and DHP by the Company.
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
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures at each reporting period the fair value of the Private Placement Warrants and Unvested Founder Shares. The changes in fair value are primarily due to the changes in the stock price of the Company's Class A common stock and the passage of time over that period.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, loss on debt extinguishment, gain on investments and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, loss on debt extinguishment, gain on investments, other expense, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$19,736	$78,197	$77,226	$77,142
Adjustments:
Interest expense	77,087	67,512	221,228	195,233
Interest income	(886)	(8)	(944)	(19)
(Benefit) provision for income taxes	(10,687)	19,565	10,025	23,817
Depreciation	17,481	15,783	51,248	48,956
Amortization of intangible assets	85,127	85,167	255,408	255,042
Non-income taxes	76	105	1,069	1,107
EBITDA	$187,934	$266,321	$615,260	$601,278
Adjustments:
Other expenses, net	553	3,569	2,206	4,280
Integration expenses	1,066	2,991	3,762	7,679
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(48,851)	(76,636)	(56,443)	(35,451)
Transaction-related expenses	27,408	1,541	31,420	7,972
Loss on extinguishment of debt	—	15,823	—	15,823
Gain on investments	—	—	(289)	(25)
Stock-based compensation	4,064	4,752	11,298	13,194
Adjusted EBITDA	$172,174	$218,361	$607,214	$614,750
Material differences between MultiPlan Corporation and MPH for the three and nine months ended September 30, 2022 include differences in interest expense, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation. For the three and nine months ended September 30, 2022, interest expense for MultiPlan Corporation was $20.5 million and $61.3 million higher than interest expense for MPH, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. The gain on change in fair value of Private Placement Warrants and Unvested Founder Shares and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore the entire amount represents differences between MultiPlan Corporation and MPH.

The following table presents a reconciliation of net income to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$19,736	$78,197	$77,226	$77,142
Adjustments:
Amortization of intangible assets	85,127	85,167	255,408	255,042
Stock-based compensation	4,064	4,752	11,298	13,194
Transaction-related expenses	27,408	1,541	31,420	7,972
Loss on extinguishment of debt	—	15,823	—	15,823
Gain on investments	—	—	(289)	(25)
Other expenses, net	553	3,569	2,206	4,280
Integration expenses	1,066	2,991	3,762	7,679
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(48,851)	(76,636)	(56,443)	(35,451)
Estimated tax effect of adjustments	(30,557)	(26,564)	(76,245)	(73,764)
Adjusted net income	$58,546	$88,840	$248,343	$271,892

Weighted average shares outstanding – Basic	639,073,949	652,520,691	638,859,792	654,414,644

Net income per share – basic	$0.03	$0.12	$0.12	$0.12
Adjusted EPS	$0.09	$0.14	$0.39	$0.42
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In 2021 and for the three and nine months ended September 30, 2022, DHP's impact on revenues and net earnings was not material. In connection with the DHP acquisition, the Company incurred transaction costs of $0.1 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income and comprehensive income.
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
Interest on Term Loan B and Revolver B is calculated, at MPH’s option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for

Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH’s first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 7.32% and 4.75% as of September 30, 2022 and 2021, respectively.
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
During the nine months ended September 30, 2022, the Company has granted 7.3 million Employee NQSOs, 4.0 million Employee RSUs and 0.2 million Director RSUs under the 2020 Omnibus Incentive Plan. For the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $4.1 million and $11.3 million and $4.8 million and $13.2 million, respectively, in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
The following table provides the results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues
Network-Based Services	$58,859	$66,966	$(8,107)	(12.1)%	$190,903	$208,404	$(17,501)	(8.4)%
Analytics-Based Services	163,922	185,812	(21,890)	(11.8)%	553,334	513,765	39,569	7.7%
Payment and Revenue Integrity Services	27,672	35,434	(7,762)	(21.9)%	94,390	97,179	(2,789)	(2.9)%
Total Revenues	$250,453	$288,212	$(37,759)	(13.1)%	$838,627	$819,348	$19,279	2.4%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	53,012	44,588	8,424	18.9%	150,061	128,686	21,375	16.6%
General and administrative expenses	58,434	38,221	20,213	52.9%	131,107	110,144	20,963	19.0%
Depreciation expense	17,481	15,783	1,698	10.8%	51,248	48,956	2,292	4.7%
Amortization of intangible assets	85,127	85,167	(40)	0.0%	255,408	255,042	366	0.1%
Operating income	36,399	104,453	(68,054)	(65.2)%	250,803	276,520	(25,717)	(9.3)%
Interest expense	77,087	67,512	9,575	14.2%	221,228	195,233	25,995	13.3%
Interest income	(886)	(8)	(878)	NM	(944)	(19)	(925)	NM
Loss on extinguishment of debt	—	15,823	(15,823)	100.0%	—	15,823	(15,823)	(100.0)%
Gain on investments	—	—	—	NM	(289)	(25)	(264)	NM
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(48,851)	(76,636)	27,785	36.3%	(56,443)	(35,451)	(20,992)	59.2%
Net income before taxes	9,049	97,762	(88,713)	(90.7)%	87,251	100,959	(13,708)	(13.6)%
(Benefit) provision for income taxes	(10,687)	19,565	(30,252)	(154.6)%	10,025	23,817	(13,792)	(57.9)%
Net income	$19,736	$78,197	$(58,461)	(74.8)%	$77,226	$77,142	$84	0.1%
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $37.8 million, or 13.1%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease in revenues was due to decreases in Network-Based Services revenues of $8.1 million, Analytics-Based Services revenues of $21.9 million, and Revenue and Payment Integrity Services revenues of $7.8 million during this time period, as explained below. Revenues increased by $19.3 million, or 2.4%, for the nine months ended September 30, 2022 as compared to revenues for the nine months ended September 30, 2021. This increase in revenues was primarily due to increases in our Analytics-Based Services revenues of $39.6 million, offset by decreases in our Network-Based Services revenues of $17.5 million and Revenue and Payment Integrity revenues of $2.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, as explained below.

Network-Based Services revenues decreased $8.1 million, or 12.1%, and $17.5 million, or 8.4%, in the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. These decreases in revenues were primarily related to lower volumes of medical charges processed on Network-Based Services claims received from customers, partially due to reduced health system utilization, lower COVID-19-related claims volumes, the shift of certain claims volumes that previously would have been processed against our network to Analytics-Based Services claims volumes, and some client attrition. This reduction in claims volume resulted in lower savings for such customers, contributing to decreases in revenues of $8.1 million and $16.4 million for the three and nine months ended September 30, 2022, respectively, compared to the applicable prior year periods. The remaining decrease of $1.1 million for the nine months ended September 30, 2022 was related to decreases in PEPM and other network revenues, as compared to the nine months ended September 30, 2021.
Analytics-Based Services revenues decreased $21.9 million, or 11.8%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was primarily due to lower savings on medical charges processed on claims received from customers, as well as some client program attrition of certain Analytics-Based Services, contributing to decreases in Analytics-Based Services revenues of $22.9 million, offset by $1.0 million of increases in PEPM Analytics-Based Services revenues. While medical charge volume on Analytics-Based Services claims increased, the savings on those charges declined in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, predominantly due to a lower average charge per claim reducing the opportunity for potential medical cost savings and reflecting in part a change in the healthcare utilization of health plan members.
Analytics-Based Services revenues increased $39.6 million, or 7.7%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Of this increase, $35.3 million was primarily driven by higher volumes of medical charges from customers, resulting in higher savings for such customers. The increases in medical charges processed reflect, in part, a favorable decline of the effects of the COVID-19 pandemic during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, as well as an increase in COVID-19 testing claims contributing to an increase in claims volume during first two quarters of 2022, partially offset by changes in health system utilization by health plan members, as discussed above. The remaining increase of $4.3 million was due to increases in PEPM Analytic-Based Services revenues for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Payment and Revenue Integrity Services revenues decreased by $7.8 million, or 21.9%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was primarily related to lower savings on medical charges processed on claims received from customers, primarily in our pre-payment integrity line of business. Payment and Integrity Services revenues decreased $2.8 million, or 2.9% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was primarily related to lower savings on medical charges processed on claims received from customers, resulting in a decrease in revenues of $8.5 million primarily in our pre-payment integrity service line of business, offset by $5.7 million of acquired revenues from DHP.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Personnel expenses excluding stock-based compensation	$43,852	$38,463	$5,389	14.0%	$124,621	$108,660	$15,961	14.7%
Stock-based compensation	895	1,719	(824)	(47.9)%	2,422	2,171	251	11.6%
Personnel expenses including stock-based compensation	44,747	40,182	4,565	11.4%	127,043	110,831	16,212	14.6%
Access and bill review fees	4,374	2,810	1,564	55.7%	12,131	9,746	2,385	24.5%
Other cost of services expenses	3,891	1,596	2,295	143.8%	10,887	8,109	2,778	34.3%
Total costs of services	$53,012	$44,588	$8,424	18.9%	$150,061	$128,686	$21,375	16.6%
The increases of $8.4 million, or 18.9%, and $21.4 million, or 16.6% in cost of services for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021 were primarily due to increases in personnel expenses and access and bill review fees. The increase in personnel expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to an increase in non-stock-based compensation-related personnel expenses, including contract labor, of $5.4 million primarily due to increases in employee headcount and year-over-year compensation increases partially offset by a decrease in stock-based compensation of $0.8 million. The increase in access and bill review fees was primarily related to an increase of claims processing fees of $1.6 million. The increase in other cost of services expenses was primarily related to a decrease in the integration expense offset of $1.4 million and an increase in travel and meetings of $1.0 million, partially offset by a decrease in other net costs of services expenses of $0.1 million.
The increase in personnel expenses, including contract labor, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to increases in stock-based compensation of $0.3 million and non-stock-based compensation-related personnel expenses of $16.0 million, primarily due to a $3.9 million increase in compensation-related expenses from the acquisition of DHP, which was acquired on February 26, 2021 as well as increases in employee headcount and year-over-year compensation increases. The increase in access and bill review fees was primarily due to an increase of claims processing fees of $2.8 million and an increase in bill review fees of $0.4 million, partially offset by a decrease in network access fees of $0.9 million. The increase in other cost of services expenses was primarily related to a decrease in the integration expense offset of $1.7 million, an increase of travel and meeting expenses of $0.9 million, and an increase in other net cost of services expenses of $0.2 million.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$27,857	$33,647	$(5,790)	(17.2)%	$90,811	$91,149	$(338)	(0.4)%
Stock-based compensation	3,169	3,033	136	4.5%	8,876	11,023	(2,147)	(19.5)%
Transaction-related expenses	27,408	1,541	25,867	NM	31,420	7,972	23,448	294.1%
General and administrative expenses	$58,434	$38,221	$20,213	52.9%	$131,107	$110,144	$20,963	19.0%

The increase of $20.2 million, or 52.9%, in general and administrative expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 was primarily due to an increase in transaction costs of $25.9 million, an increase in insurance of $0.6 million primarily related to higher insurance costs, and a net increase in other expenses of $0.8 million, offset by a decrease in personnel expenses of $2.1 million partially offset by an increase in stock-based compensation of $0.1 million, a decrease in the loss on disposal of assets of $1.2 million as the result of a periodic review of fixed assets in third quarter 2021, a decrease in professional fees of $1.2 million, primarily legal, audit, and consulting fees, and a decrease in integration expenses of $1.6 million, primarily related to the acquisitions of HST and DHP and an increase in capitalized software development offset of $1.0 million.
The increase of $21.0 million, or 19.0%, in general and administrative expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 was primarily due to an increase in personnel expenses of $3.0 million, an increase in insurance of $2.0 million primarily related to higher insurance costs, an increase in transaction costs of $23.4 million, and net increase in other expenses of $0.9 million, offset by an increase in the capitalized software development offset of $4.8 million, and a decrease in integration expenses of $3.6 million, primarily related to the acquisitions of HST and DHP. The increase in personnel expenses of $3.0 million was due to an increase in compensation-related expenses of $5.1 million, primarily in contract labor, partially offset by a decrease in stock-based compensation of $2.1 million.
Depreciation Expense
The increases of $1.7 million, or 10.8%, and $2.3 million, or 4.7%, in depreciation expense for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 were due to purchases of property and equipment, including internally generated capitalized software in the three and nine months ended September 30, 2022 and year ended December 31, 2021, respectively, partially offset by assets that were written-off or became fully depreciated in the period.

Amortization of Intangible Assets
Amortization of intangible assets was relatively flat for the three and nine months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Interest Expense
The increases of $9.6 million, or 14.2% and $26.0 million, or 13.3%, in interest expense for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, were due to the increase in LIBOR and increase in interest rates due to the effect of the refinancing on August 24, 2021 when MPH issued new senior secured credit facilities composed of Term Loan B and Revolver B, and issued the 5.50% Senior Secured Notes, using the net proceeds to repay all of the outstanding balance of Term Loan G. Our annualized weighted average cash interest rate increased by 0.9% across our total debt in the nine months ended September 30, 2022 as compared to the same period in prior year.
As of September 30, 2022, our long-term debt was $4,877.0 million and included (i) $1,298.5 million Term Loan B, , excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $11.6 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $24.7 million, and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $35.3 million. As of September 30, 2022, our total debt had an annualized weighted average cash interest rate of 6.2%. As of September 30, 2021, our total debt had an annualized weighted average cash interest rate of 4.8%.
As of December 31, 2021, our long-term debt was $4,879.1 million and included (i) $1,308.4 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $12.9 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $27.7 million, and (iv) $0.1 million of long-term finance lease obligations, net of (v) debt issue costs of $38.8 million. As of December 31, 2021, our total debt had a weighted average cash interest rate of 4.6%.
Loss on extinguishment of debt
As a result of the refinancing transactions of August 24, 2021, the Company recognized a loss on debt extinguishment of $15.8 million representing the difference between Term Loan G's net carrying amount immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2021 to September 30, 2022, the fair value of the Private Placement Warrants decreased by $33.1 million and the fair value of the Unvested Founder Shares decreased by $27.8 million. The decrease was primarily due to the decrease in the stock price of the Company's Class A common stock, the passage of time over that period, and the reclassification of certain Private Placement Warrants to equity of $4.5 million, resulting in a net gain of $56.4 million for the nine month period ended September 30, 2022.
(Benefit) provision for income taxes
Net income before income taxes for the three months ended September 30, 2022 of $9.0 million generated a benefit for income taxes of $10.7 million. Net income before income taxes for the three months ended September 30, 2021 of $97.8 million generated a provision for income taxes of $19.6 million.
Net income before income taxes for the nine months ended September 30, 2022 of $87.3 million generated a provision for income taxes of $10.0 million. Net income before income taxes for the nine months ended September 30, 2021 of $101.0 million generated a provision for income taxes of $23.8 million. The effective tax rate for the nine months ended September 30, 2022 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, limitations on executive compensation and state tax expense. The effective tax rate for the nine months ended September 30, 2021 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of acquisitions and changes in the Company’s deferred state tax rate due to operations and state tax expense.

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $439.1 million and $448.2 million of loan availability under the revolving credit facility. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. As of September 30, 2022, we have three letters of credit totaling $1.8 million of utilization against the revolving credit facility. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$344,675	$371,426
Investing activities	$(78,920)	$(201,197)
Financing activities	$(12,314)	$(71,844)
Cash Flows from Operating Activities
Cash flows from operating activities provided $344.7 million for the nine months ended September 30, 2022 and $371.4 million for the nine months ended September 30, 2021. This decrease of $26.8 million, or 7.2%, in cash flows from operating activities was primarily the result of changes in net working capital of $84.7 million and an increase in net income of $0.1 million, offset by a decrease in adjustments for non-cash items of $111.6 million.
The $111.6 million decrease in non-cash items was primarily due to a decrease in deferred income taxes of $71.9 million, a decrease in the gain on change in fair value of Private Placement Warrants and Unvested Founder Shares of $21.0 million, and a decrease in the loss on extinguishment of debt of $15.8 million.
During the nine months ended September 30, 2022, $131.2 million was provided by changes in net working capital including an increase in accounts payable and accrued expenses and other expenses of $89.7 million, a decrease in prepaid expenses and other assets of $13.8 million, a decrease in net accounts receivable of $27.6 million and a decrease in prepaid taxes of $5.1 million, offset by decreases in operating lease obligations of $4.8 million. The increase in accounts payable and accrued expenses and other expenses was primarily due to increases of $24.9 million of accrued interest, $39.8 million of accrued taxes, $3.5 million in accrued compensation expense primarily related to the Company's incentive compensation program and $21.5 million of other accounts payable and accrued expenses.
During the nine months ended September 30, 2021, $46.5 million was provided by changes in net working capital including an increase in accounts payable and accrued and other expenses of $47.3 million and a decrease in prepaid expenses and other assets of $4.7 million, offset by an increase in net accounts receivable of $0.5 million primarily due to the timing of collections, and a decrease in operating lease obligations of $5.0 million. The increase in accounts payable and accrued expenses and other expenses of $47.3 million was primarily due to an increase in accrued interest of $48.8 million and accrued compensation of $17.8 million, offset by $10.2 million in accrued taxes, and $9.1 million of other accounts payable and accrued expenses.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash of $78.9 million was used in investing activities including $64.2 million for purchases of property and equipment and capitalization of software development and the $15.0 million equity investment in Abacus. For the nine months ended September 30, 2021, net cash of $201.2 million was used in investing activities including $149.7 million for the acquisition of DHP and $57.2 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of an investment of $5.6 million.
Cash Flows from Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2022 were $12.3 million consisting of repayments of Term Loan B of $9.9 million and $2.4 million of taxes paid on net settlement of vested share awards.
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
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 7.32% and 4.75% as of September 30, 2022 and 2021, respectively.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.25% at September 30, 2022 and 0.50% at December 31, 2021. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 2.32 times, 2.68 times, and 2.61 times as of September 30, 2022, September 30, 2021, and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021 we were in compliance with all of the debt covenants.
The debt agreements governing the senior secured credit facilities, the 5.750% Notes and the 5.50% Senior Secured Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the senior secured credit facilities and the 5.50% Senior Secured Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the senior secured credit facilities, any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
See the footnotes to the EBITDA and Adjusted EBITDA reconciliation table provided above under "Non-GAAP Financial Measures" for material differences between the financial information of MultiPlan and MPH.
Guarantees and Security
All obligations under the debt agreements governing the senior secured credit facilities and the 5.50% Senior Secured Notes are unconditionally guaranteed by MPH Acquisition Corp. 1, the direct holding company parent of MPH, and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized restricted subsidiary of MPH (subject to certain exceptions). All such obligations, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien shared between the senior secured credit facilities and the 5.50% Senior

Secured Notes on substantially all of MPH’s and the subsidiary guarantors’ tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2021 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2021 Annual Report. As of September 30, 2022, our critical accounting policies and estimates have not changed from those described in our 2021 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2021 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of September 30, 2022, there were no material changes in the market risks described in our 2021 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company is therefore dismissed from the Delaware Stockholder Litigation, which is proceeding against the Churchill Defendants. The Company has agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation. The Company has estimated its potential liability and accrued a contingent liability in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets in connection with its indemnification obligations with respect to this matter.
Item 1A. Risk Factors
There have been no material changes during the nine months ended September 30, 2022 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2021 Annual Report.
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
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Denotes a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: November 9, 2022

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer