Form 10-K
period 2022-12-31
MultiPlan Corp
filed 2023-03-01
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐  No  ☒
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on June 30, 2022, was approximately $1,453.1 million.
As of February 22, 2023, 639,172,938 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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
"FASB" are to the Financial Accounting Standards Board;
"First Health" are to First Health Group Corp., an indirect wholly owned subsidiary of Aetna, Inc.;
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
"MA" are to Medicare Advantage plans;
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
"NSA" are to the No Surprises Act, which is part of the Consolidated Appropriations Act, 2021, and the regulations that implement such law;
"Non-income taxes" includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses;
"OCR" are to U.S. Department of Health and Human Services Office for Civil Rights;
"Other expenses, net" represents miscellaneous non-recurring income, miscellaneous non-recurring expenses, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs;
"Payors" are our customers and potential customers, which include large national insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, bill review companies, Taft-Hartley plans, self-insured employers, federal and state government-sponsored health plans and other entities that pay medical bills related to the commercial healthcare, government, workers' compensation and auto medical markets;
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
"RICO" are to the Racketeering Influenced and Corrupt Organizations Act;
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
"Transactions-related expenses" represents transaction costs, including those related to the Transactions and litigation related thereto as well as those related to any other acquisitions, whether consummated or not;
"Trust Account" are to the Churchill trust account that held the proceeds from the Churchill IPO prior to the consummation of the Transactions;
"Units" are to our stock-based compensation granted to employees in the form of Units and Holdings' Class B Units;
"Unvested Founder Shares" represents 12,404,080 of the Sponsor founder shares that were unvested as of October 8, 2020 in connection with the Merger Agreement and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $12.50 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares that do not re-vest on or before October 8, 2025 will be forfeited and cancelled;
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

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes statements that express our and our subsidiaries' opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, "forward-looking statements." These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "seeks," "projects," "intends," "plans," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and these forward-looking statements reflect management's expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management's expectations, beliefs and forecasts concerning future events impacting our business. Factors that may impact such forward-looking statements include:
•the impact of the ongoing COVID-19 pandemic and its related effects on our results of operations, financial performance, liquidity or other financial metrics;
•loss of our customers, particularly our largest customers;
•trends in the U.S. healthcare system, including recent trends of unknown duration of reduced healthcare utilization and increased patient financial responsibility for services;
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
•changes in our industry and in industry standards and technology;
•interruptions or security breaches of our information technology systems and other cybersecurity attacks;
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
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I
Item 1.    Business
Our Company
MultiPlan is a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical costs and improving billing and payment accuracy for the Payors of healthcare, which are primarily health insurers, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
MultiPlan was founded in 1980 as a New York-based hospital network and has evolved both organically and through acquisition into an integrated data and analytics platform offering a suite of services which efficiently address the cost of medical services.
Payors of healthcare have essentially three strategies for reducing medical cost: managing the utilization of medical services, lowering the per-unit cost of medical services incurred, and ensuring the services are reimbursed without error and accepted by the provider. MultiPlan services currently target the latter two of these approaches, as illustrated by the schematic below, which shows the value chain for healthcare services from care provision to payment.

Summary of the Healthcare Claim Lifecycle

Pre-Payment Services	Post-Payment Services
Dotted box = addressed by MultiPlan Solutions
MultiPlan sits at the nexus of four constituencies – Payors, employers/plan sponsors, plan members and providers – offering an independent reimbursement solution to reduce healthcare costs in a manner that is systematic, efficient and fair to all parties involved. Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically health plan administrators who go to market with our services. Over the last 40+ years, we have developed a platform that offers these Payors a single interface to a comprehensive set of services, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering independently developed fair and efficient reimbursements to healthcare providers.
MultiPlan offers services to our customers in three categories:
•Analytics-Based Services: a suite of data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. These services are applied prior to the payment of the claim and are often processed within a day of receipt;
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest independent preferred provider organizations ("PPO") in the United States, as well as outsourced network development and/or management services. These services are applied prior to the payment of the claim and are typically processed within a day of receipt; and,
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.
Our comprehensive service offerings are often utilized as a suite of solutions to manage medical costs and are often embedded into our customers' technology environments, enabling us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the year ended December 31,

2022, our services identified approximately $22.3 billion in potential medical cost savings. In addition, because in most instances the fee for our services is directly linked to the savings utilized by our customers, our revenue model is aligned with the interests of our customers.
Our Competitive Advantages
We believe MultiPlan is uniquely positioned by the competitive advantages we have cultivated and continue to develop. These advantages consist of a platform of differentiated resources that are difficult to replicate, as well as dynamic capabilities that enable us to quickly reconfigure our resources to address our customers’ evolving needs and to capture new opportunities in the market.
The unique resources on our platform include:
•Proprietary data, deep domain expertise, and continuous customer engagement – We use the knowledge acquired from servicing 700+ Payors and data from over 40 years of processing claims to improve our service offerings and to customize those offerings to our customers’ individual needs and preferences.

•Proprietary pricing methodologies –Our claim pricing methodologies, which in some cases are supported by a patented benchmarking process, produce high levels of provider acceptance based on their rigor, transparency, independence, and track record of producing fair and efficient reimbursements.
•A nationwide network of over 1.3 million contracted providers – Our provider network was developed discretely over the course of 40+ years and is supported by our credentialing and data management expertise, sophisticated matching engine, and a network development team consisting of over 100 professionals. The breadth of our provider network enables us to offer extensive, flexible network configurations to our customers.
•A claims negotiation team consisting of over 400 experts who are supported by data and analytics tools and AI-driven workflows.
Together with our unique resources, we have developed domain expertise, intellectual capital and processes that allow us to reconfigure, build, and integrate internal and external resources and competencies in response to changes in the markets in which we operate. Among others, these dynamic capabilities include new service and product development strategies, knowledge creation and retention strategies to turn new insights and learning into institutional knowledge, resource allocation strategies focused on the efficient distribution of our resources, and acquisition and alliance strategies that bring new resources and competencies into the Company from the external sources. Our set of dynamic capabilities enables us to modify our existing operational strategies and processes to be highly responsive to our evolving customer needs. We believe this flexibility is an essential feature of our customer value proposition and a durable source of competitive advantage.
In addition to the unique resources and dynamic capabilities on our platform, we enjoy economies of scale that allow us to produce valuable services for our customers at lower unit costs than our competitors and to make significant investments in these services on behalf of our customers. In 2022, we processed over $155.2 billion in claim charges and identified over $22.3 billion in potential savings for customers.
U.S. Healthcare Industry
The Peterson-Kaiser Family Foundation Health System Tracker currently reports that an estimated $12,000 per person is spent on healthcare in the United States per year, representing the highest per capita healthcare spend among the world’s 11 highest income countries. At the same time, U.S. healthcare ranks last out of these 11 countries in terms of healthcare quality and efficacy. MultiPlan’s mission is to help address this internationally identified deficiency in the U.S. healthcare system with services that reduce healthcare costs while delivering fairness, efficiency and affordability.
According to Centers for Medicare and Medicaid ("CMS"), Americans spent $4.3 trillion, or 18.3% of U.S. GDP, on healthcare in 2021 which equates to approximately $12,914 per person. Healthcare spending is projected to grow by 5.4% annually through 2028. CMS estimates that, at this rate, healthcare spend will represent $6.2 trillion by 2028. The Census Bureau reports that about 298 million people in the U.S. had health insurance coverage in 2020, of which 177 million were covered under employer-sponsored plans. CMS also cites that nearly 28 million people were enrolled in Medicare Advantage ("MA") plans in 2022, and another estimated 54 million were enrolled in managed Medicaid plans based on 2019 CMS figures.
Healthcare spending is a function of both utilization and cost. Many factors drive the expected growth in both. Long-term utilization is presently increasing due to a population that is both aging and experiencing more chronic disease. The advent of new treatments, modalities and technologies spur further utilization. Medical cost is increasing with increases in per-unit prices, driven in part by those same new treatments, modalities and technologies as well as the additional administrative burden of complying with new regulations. Costs also increase with the continued complexities of healthcare billing, which leads to unintended billing issues. As expenditures continue to rise, stakeholders – and especially Payors – are becoming increasingly focused on solutions that reduce medical costs and improve billing and payment accuracy.
An estimated $1.2 trillion, or about a third of U.S. healthcare expenditures, are attributed to some form of waste or abuse that leads to overcharges. MultiPlan’s services directly address the overcharges that accounts for about $400 billion of waste/abuse, including – excessive prices, clinical billing errors, suspect billing schemes and patterns, errors in enrollment data and, in some cases, services provided unnecessarily.
We believe cost management and billing and payment accuracy will continue to be highly important to Payors across the markets we serve. We expect growth in demand for these services will be driven by two major trends: (i) increasing costs per claim from medical inflation and treatment, modalities, and technology enhancements and (ii) increasing treatment volume from an aging population and growth of the insured population in the U.S. As medical activity rises as a result of an aging population and a focus on preventative healthcare and technological advances, medical claims volume and costs are expected to increase significantly, which we believe will further increase utilization of our solutions. We see opportunity in countering the accelerating pace of medical cost inflation, leading to more savings for our customers and associated revenues for the Company.
Of the $400 billion in estimated waste/abuse, we estimate the serviceable addressable market (“SAM”) for our out-of-network cost management and out of network payment integrity solutions is approximately $6 to 8 billion. We estimate the SAM for our in-network payment integrity solutions is approximately $4 to 5 billion.
MultiPlan Services
Analytics-Based Services.
Our Analytics-Based Services reduce the per-unit cost of claims using data-driven negotiation and/or reference-based pricing methodologies. These services often are used in a solution hierarchy after MultiPlan's network services to reduce claims with no available network contract, but are also used standalone. Value-Driven Health Plan services bundle network and reference-based pricing to enable a blended benefit plan design. All of the services in this category leverage our information technology platform, public data sources, and the billions of claims that we have reviewed and are included in our database reflecting both network and out-of-network priced claims, as well as the results of clinical coding analyses. They feature proprietary algorithms and machine learning/AI to allow claims to be processed quickly and accurately.
Reference-Based Pricing ("RBP"). RBP provides Payors with a recommended payment amount for out-of-network claims based on a reference point. Most RBP programs in the market uses Medicare as the reference point. We also offer this option, but most customers elect to use our Data iSight program which uses facility cost as the facility reference point and median reimbursed amounts as the professional reference point. The facility pricing methodology features a patented benchmarking process that determines the cost of a group of like claims from like providers in the same geography. Both methodologies use data from readily-available public and private sources which feed our proprietary automated algorithms to deliver defensible, consistent pricing. RBP recommendations do not incorporate member protection from balance billing, so the service includes optional post-payment negotiation and patient advocacy services to negotiate settlements where needed to eliminate balance billing. Our cost-driven approach was developed with input from healthcare facilities, and was designed to address the typical issues providers have with reference-based pricing. As a result, we believe the propensity for providers to balance bill is materially lower than other similar services. Data iSight delivers provider acceptance of over 90% for facility and 96% for professional claims, and for those claims that are appealed, we successfully retain about 88% of savings through education and negotiation. We offer a number of additional choices of reference point, including: median contracted rates (adjusted to the Qualifying Payment Amount for certain surprise bill claims), and usual and customary charges. Our Reference-Based Pricing services are used by all types of Payors, most notably large commercial insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are most commonly priced at a percentage of savings identified.
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
Financial Negotiation. Our financial negotiation services assist Payors with pricing out-of-network claims from providers with whom neither the Payor nor MultiPlan have been able to secure a contractual discount. We handle these claims on an individual basis and attempt to negotiate with the provider an acceptable payment amount for a specific claim that includes member protections from balance billing. Negotiation agreements protect the health plan member from balance billing. Approximately half of the successfully negotiated claims are completed in a fully automated manner. These claims include those in which the proposed negotiated amount is generated by algorithms and automatically transmitted to the provider’s office, and/or that are electronically accepted and signed by the provider. Certain providers also choose to set up an arrangement with MultiPlan for pre-determined levels of discount to be automatically deducted on claims that would otherwise be individually negotiated. For those claims that are not automatically negotiated, MultiPlan works directly with the provider's office through our negotiations staff, which is aided by extensive workflow and benchmarking tools. Financial negotiation services are used by all types of Payors, most notably Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are priced at a percentage of savings identified.
Surprise Billing Services. Introduced in 2021, our surprise billing services help Payors comply, or help their employer/plan sponsor customers comply, with the federal No Surprises Act ("NSA"), which became effective on January 1, 2022. Interim final regulations issued on July 13, 2021 and October 7, 2021 ("IFRs") and then final regulations issued on August 26, 2022 (the "Final Rules"), have provided additional detail on how payors and providers must operate under the NSA. These IFRs and Final Rules implemented portions of the NSA and introduced changes to the reimbursement process of certain types of medical claims, increasing what was typically a one- to two-step reimbursement process to five steps. MultiPlan performs all five steps in an end-to-end service, or makes each step available as components to meet the specific needs of each Payor. The steps require extensive data collection and analysis to identify claims as surprise bills under the law’s definition; calculate the new QPA introduced by the law and append it to the claim; create an initial payment amount for the claim, typically by using the QPA as the reference point; negotiate a settlement as needed; and take claims through an independent dispute resolution process as needed. In offering these new services, we leverage existing technology and expertise in data science, claim pricing, and negotiation. The services are used by all types of Payors that must comply with the NSA, and are priced either as a percentage of savings for the end-to-end service, or on a per-claim basis for individual components.
Network-Based Services
Our Network-Based Services reduce the per-unit cost of claims through contracts with providers and facilities that establish discounts with member protection from balance billing in exchange for patient steerage and other provider-friendly terms and conditions. These services generally are used first in a solution hierarchy with members actively steered to participating providers through online and other directories. The services leverage our extensive network development, credentialing and data management capabilities as well as a sophisticated transaction engine that matches rendering provider information on the claim to the applicable network contract so the discount can be applied. We offer a variety of network configurations to support all types and sizes of health plans, generally used as either the primary network, or as a complement to another primary network.
Primary Networks. For Payors without their own direct contractual discount arrangements with providers, our primary networks serve as the network for the Payor’s commercial health plans in a given service area in exchange for a PEPM rate, or as the Payor’s out-of-area extended primary network in exchange for a percentage of the savings identified. Our national primary network, branded PHCS Network, has been continuously accredited for credentialing by the National Committee for Quality Assurance ("NCQA") since 2001. We believe this provides assurances to employers/plan sponsors and plan members of the quality of providers in the network. Customers mainly include provider-sponsored and independent health plans; Taft-Hartley plans and TPAs, as it is more cost effective for these Payors to outsource this function than to incur the expense of developing and maintaining their own network of thousands of doctors and hospitals.
Complementary Networks. Our complementary networks provide Payor customers with access to our national network of healthcare providers that offer discounts under the health plan’s out-of-network benefits, or otherwise can be accessed secondary to another network. Payors use the network to expand provider choice for consumers, and to achieve contracted price reductions with member protections on more claims. The service is priced based on a percentage of savings identified. Customers most commonly include large commercial insurers, property and casualty carriers via their bill review vendors, Taft-Hartley plans, provider-sponsored and independent health plans, and some TPAs.

Other Network Services. We also offer network build and network management services. Network build services comprise custom development of and/or access to primary network contracts, leveraging our extensive network development team and analytic tools, including a tool combining internal provider data with public sources to enable strategic targeting of providers to be contracted. Customers of this custom build/access service include MA and Medicaid health plans seeking assistance with expansion plans or help maintaining the required network adequacy. Network management services enable health plans to outsource key steps in their claim adjudication. We load proprietary or third-party network demographic and rate information and perform claim pricing as well as optional credentialing and data management services for claims associated to networks that aren’t owned by MultiPlan.
Payment and Revenue Integrity Services
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
Clinical Negotiation. This is a specialized pre-payment integrity service targeting claims not reduced through a commercial healthcare Payor’s primary network(s). Eligible claims are taken through payment integrity analytics and a scoring process to identify scenarios where a clinical discussion with the billing provider is warranted. Based on the resulting score, a claim reduction is negotiated with the provider based on clinical findings and a signed agreement is obtained. This service is most commonly used by large commercial Payors, Blue Cross and Blue Shield plans, and provider-sponsored and other independent health plans. Claims are priced based on a percentage of savings identified. Clinical Negotiation also is integrated into MultiPlan's network pricing so the majority of customers benefit from this pre-payment integrity service.
Pre-Payment Clinical Reviews. Pre-payment claims utilize payment integrity analytics, which may include any of the following additional reviews: medical coder, clinician, medical record or itemized bill. Claims are returned with recommended corrections. The services target all claims, including a Payor’s in-network claims, and are most commonly used by large commercial and MA/Medicaid insurers, Blue Cross and Blue Shield plans, and provider-sponsored and other independent health plans. Services are priced based on a percentage of savings identified, where savings is defined as the difference between the allowed amount established by pricing the claim through its normal process and the corrected allowed established based on items/services flagged for removal during the review. Some of the services also are integrated into MultiPlan's network pricing and analytics-based services so the majority of customers benefit from our pre-payment integrity clinical review services.
Coordination of Benefits and Subrogation Services (pre- and post-payment). Coordination of Benefits identifies payments that should have been made by a health plan member's other health insurance coverage (for example, if the member's spouse has coverage through another employer-sponsored plan). Subrogation Services identify payments made related to an accident that are the responsibility of another responsible third party. The services use data, technology and highly experienced staff to identify cases, validate coverage status, report or recover dollars paid in error, and assist with root cause correction to avoid future potential overpayments. Subrogation services are also available in a Software-as-a-Service ("SaaS") model. These services are used by commercial, MA and managed Medicaid Payors and depending on the service, are priced based on a percentage of savings identified and/or recovered, per member per year, or per member with primary coverage identified.
Data Mining (post-payment). Data Mining deploys payment integrity analytics combining industry-accepted rules and plan-specific policies to identify overpayments associated with claim adjudication errors, billing errors and contract language, as well as their root causes. Findings are returned to the Payor for action. These services are used by commercial, MA, managed Medicaid and state Medicaid Payors and are priced based on a percentage of savings identified and/or recovered.
Revenue Integrity Services. Targeting issues unique to MA Payors, these services use data, technology, and clinical expertise to identify and restore underpaid premiums, and to improve accuracy of future premiums paid to MA plans by CMS. There are three services currently offered, typically used in combination: Medicare Secondary Payor interfaces with CMS to confirm member eligibility records for primacy, correct inaccuracies, and help restore and preserve underpaid premium dollars; End Stage Renal Disease ("ESRD") analyzes claim data to identify MA plan members with missing ESRD statuses at CMS and works with dialysis providers and CMS to correct the statuses; and Part D Other Health Insurance ("OHI") leverages analytics to identify MA plan members where the Part D Pharmacy Coverage on file with CMS is inaccurate and effectuates corrections with CMS. The updated Part D information improves compliance, efficiencies and member satisfaction. These services are priced based on a percentage of the CMS premiums restored to the MA Payor. Part D OHI is priced per validated member with other primary Part D coverage.

Growth Strategy
In meeting its mission to drive fairness, efficiency and affordability for U.S. healthcare, MultiPlan has historically focused on helping Payors manage medical spend by lowering per-unit claim costs and improving billing and payment accuracy. Our growth strategy seeks to amplify this value proposition, and expand beyond it, by leveraging our longstanding customer relationships and extensive proprietary data and algorithms. The strategy has three components: enhancing the performance of our existing service offerings, adding new services or evolving existing service feature/function to meet shifting market requirements, and expanding beyond our three existing service lines within our core and adjacent markets.
We enhance existing service performance through technology, data and strategic changes aimed at delivering more value on the claim volume we already receive from existing customers. We have made and continue to make investments in combining proprietary data with third party data, and in advanced technologies such as artificial intelligence and machine learning to improve service performance. A recent example of this facet of our strategy is our negotiation prioritization tool, an award-winning machine learning application for our Negotiation Services to improve prioritization based on likelihood of success and other factors, thereby improving both throughput and value.
We routinely add services or evolve existing service features and functions within our core service offerings, with initiatives informed by continuously scanning the market and the unique insights our customers share into the market’s unmet needs and changing preferences. An example of this facet of our strategy was the introduction of the 2022 No Surprises Act compliance services combining our pricing and negotiation competencies with new data and logic assets and the addition of a new arbitration service in order to enable our customers to comply with sweeping new regulations. We are now in the process of introducing the next generation of these services, which uses data science to deepen customer value and competitive advantage for MultiPlan. We have also invested in sales resources to heighten cross-selling activity with existing customers, aided by our extensive ability to bundle discrete service offerings in unique ways.
Finally, we maintain our focus on introducing new services, either organically or via acquisition, that deliver different value propositions to our customers. Our recent focus in this area has been on growing our footprint with in-network commercial claims and MA claims, which significantly increases our total addressable market while leveraging our deep existing customer relationships and existing technology infrastructure. In addition to the 2014 introduction of pre-payment integrity services, recent examples of this strategy component include the acquisitions of HST in 2020 and Discovery Health Partners in 2021. HST added a new service line we call Value-Driven Health Plan Services, direct-to-employer services enabling a new type of benefit plan design with reference-based pricing at its core. Discovery Health Partners broadened our pre-payment integrity services to include both post-payment integrity and revenue integrity services. This latter acquisition had the additional benefit of increasing MultiPlan's penetration in the MA and managed Medicaid markets.
Markets We Serve
We work with healthcare Payors in the commercial healthcare, government healthcare and property and casualty markets. Substantially all of MultiPlan's services are available in all 50 U.S. states and the District of Columbia. All services are available to all applicable customers regardless of geographic location, company type or size.
Commercial Health
Commercial healthcare accounted for about 28% of the total $4.3 trillion U.S. medical spend in 2021. Commercial health plans are offered either as an insured program where the plan sponsor – typically an employer – and its members pay a monthly premium and the insurer pays the medical costs from those premium dollars, or as self-insured plans funded by the employer/plan sponsor and its members from a pool of funds earmarked for this purpose. Self-insured plans are typically administered by insurance companies or TPAs. Often, particularly for the national insurers, this "Administrative Services Only" ("ASO") business is larger than the at-risk insured business in terms of membership. In the year ended December 31, 2022, consistent with MultiPlan’s revenue mix, the four largest publicly-held commercial health insurers reported that approximately 80% of their membership was in self-insured plans.
MultiPlan services benefit both fully-insured and self-insured health plans. We work with fully-insured plans directly, including national insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. Because these entities are responsible for paying for medical claims, they are typically focused primarily on cost management and billing and payment accuracy with member features given less emphasis. These plans favor MultiPlan’s Analytics-Based Services, and in particular RBP, over Network-Based Services. We work with self-insured plans primarily through their plan administrators, which include the same types of companies as well as TPAs and sometimes the employers/plan sponsors themselves. Over 85% of our 2022 revenues are attributed to self-insured plans that we service through their Payors or directly.

According to a Kaiser Family Foundation's Employer Health Benefits survey, annual healthcare premiums for family health coverage exceeded $22,463 in 2022, with employees paying over $6,000 toward their cost of care. Self-insured plan sponsors are responsible for paying medical claims as well as for the satisfaction of their plan members. In a tight employment market, particularly with large employers, choice of benefits and member satisfaction concerns may have equal or more weight than medical cost. This leads to the need for Payors to offer variety in plan designs, and according to Kaiser Family Foundation, over two-thirds of large employers offer at least two benefit plan options to their employees. Consequently, these plans often include Network-Based Services in their service hierarchies and/or use the "standard" VDHP services that integrate the professional PPO network in order to generate savings for both the plan and plan member. Larger Payors servicing self-insured plans also have extensive customized processing logic to support plan design variability as the labor market shifts, and one such customer has well over 100,000 such rules in place.
The commercial health segment also includes individual health plans which are fully insured, and may or may not be sold through the Affordable Care Act exchanges. MultiPlan supports individual plans through the insurance companies offering these plans, and does not sell to the individual directly.
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
Medicare Advantage plans serve the Medicare-eligible population in a private plan alternative to traditional Medicare. Kaiser Family Foundation reports that enrollment in MA plans more than doubled over the last decade. As of 2022, an estimated 28.4 million people were enrolled in MA plans compared to 26.0 million in 2021. MA Payors have a greater need for billing and payment accuracy than they do for cost management, because healthcare prices largely are set. With the growth this segment has and continues to see, there is heightened competition among Payors, which also drives the need for assistance in building network access. Today, these Payors use MultiPlan’s payment and revenue integrity services. They may also outsource some portion of their provider network development to MultiPlan.
Medicaid and Managed Medicaid. An estimated 83.5 million people were enrolled in Medicaid and 7.1 million were enrolled in CHIP (Children’s Health Insurance Program) plans as of August 2022. This reflects growth of approximately 8.0% and 1.1%, respectively, over August 2021 figures. As of 2020, 84% of Medicaid enrollees were in a managed Medicaid program. Enrollment has been growing as a result of the Medicaid expansion allowed under the Affordable Care Act. To date, 40 states and the District of Columbia have expanded or have committed to expand their Medicaid programs. The most recent growth is likely attributable to the Families First Coronavirus Response Act ("FFCRA"), which created a temporary increase in the Medicaid Federal Medical Assistance Percentage ("FMAP"). As with MA, MultiPlan’s services in this segment are primarily limited to payment integrity services with some custom network development of use to bidders winning state Medicaid business under a request for proposal ("RFP").
Other Programs. We have a history of developing custom networks for TRICARE and Veterans Administration programs. These are RFP driven, and MultiPlan partners with one or more Payors bidding on the business.
Property and Casualty
This market segment includes Payors of the medical services arising from work-related injuries and auto accidents, as well as other types of property and casualty insurance. There is little overlap between the commercial and government Payors and those in this segment. The insurers are often serviced by third parties that perform bill review services that include access to provider networks. We typically work with these service providers versus the carriers directly.
Workers' Compensation. Workers' compensation insurers must pay both the indemnity costs and the medical costs associated with an injured worker. Recent trends in medical cost inflation have become a major driver in the overall cost growth for workers' compensation insurers. As of 2020, medical services accounted for about 60% of workers' compensation claims costs compared to 40% in the early 1980s. Rising medical costs have increased focus on cost management measures for the medical portion of workers' compensation insurance claims. We provide network access and pre-payment integrity services to these Payors. Our analytics-based services are used to a lesser extent, primarily because the majority of states have established provider reimbursement fee schedules, in the absence of a network contract that provides other benefits to the Payor.
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
Customers
MultiPlan works directly with over 700 Payors to manage medical cost and billing and payment accuracy for their Administrative Services Only ("ASO"), self-insured employers/plan sponsors and fully-insured health plans where applicable. We also indirectly service consumers accessing healthcare services through commercial and government health plans or property and casualty policies. In aggregate, we serve a diverse customer base comprised of national and regional insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, self-insured health plans, property and casualty insurers, bill review companies and other companies involved in the claim adjudication process. Through our HST subsidiary we also work with employers directly and through their brokers/consultants.
We believe we have strong relationships with our customers, which include substantially all of the largest health plans and their ASO platforms. Contract terms with larger customers are often three years and as many as five years, while mid- to small-sized customer contracts are often annual and typically include automatic one-year renewals. We continue to experience high renewal rates and our top ten customers based on full year 2022 revenues have been customers for an average of 25 years. Our customer relationships are further strengthened by high switching costs as MultiPlan is electronically integrated with its customers in their time-sensitive claims processing functions, and we support highly flexible benefits offerings to an extensive group of customers who often feature a MultiPlan logo on membership cards when our networks are used.
We estimate that in 2022 our Payor customers served over 100,000 employers/plan sponsors actively using our services through the ASO distribution channels, which generated over 85% of our combined Network and Analytics revenues in 2022. Through these plan sponsors, an estimated 60 million consumers have access to our services through their health plans. Our three largest Payor customers accounted for approximately 32%, 20% and 10%, respectively, of our revenues for the year ended December 31, 2022. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. However, at the plan sponsor level, our revenues are dispersed across a broad array of employers/plan sponsors and revenue concentration is significantly lower. Within the ASO channel, the top 10 self-insured plan sponsors represent less than 10% of our combined Analytics and Network revenues in 2022.
Network
We believe we have largest independent provider network outside of the top national Payors, with over 1.3 million healthcare providers as of December 31, 2022. The breadth of our provider network enables us to offer extensive, flexible network configurations to our customers, which we believe is a competitive advantage. Our team of approximately 100 network development professionals manages these network relationships across our Primary and Complementary PPO Networks. For existing providers, the goal of the network development team is to strengthen our existing provider relationships, help providers maintain participation across products and increase the discounts the providers extend to our customers that utilize our provider networks.
In addition, the network development team is responsible for executing new contracts with providers that are not currently affiliated with our networks, either on behalf of our own network or on behalf of a Payor that seeks to outsource its network contracting function. The network development team manages a sophisticated program of data mining, profiling, recruiting and ultimately contracting with new providers to increase the value provided to customers. An incentive driven pay-for-performance plan measures and rewards the success of our network development team.
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
Information Technology

Our IT platform provides a substantial competitive advantage. We have made significant investments in upgrading our IT infrastructure enabling us to automatically process significantly more transactions with greater accuracy and greatly improving our capacity to continuously serve our customers. Our IT is certified under HITRUST and AICPA SOC programs and we are consistently rated at the top of our peer group by BitSight, an IT security rating organization. Our proprietary network repricing application is capable of returning approximately 99% of repriced claims to our Payor customers on the same day. In 2022, our prepayment Payment Integrity and reference-based pricing services returned 99% and 97%, respectively, of claims within one day. Our proprietary negotiation application features portal technology with electronic signature acceptance, sophisticated claim distribution and prioritization algorithms enhanced with machine learning. We have implemented connectivity via EDI or direct integration using web services with all of our top customers. During 2022, the majority of claims processed in our system were received via EDI or direct web service integration, with some claims now being received via FHIR API. As we process more claims through EDI, direct web service integration, and APIs, our substantial back office interconnectivity significantly reduces complexity and the number of processing errors. Because our IT platform is scalable, it is generally able to absorb substantial increases in volume at minimal marginal costs.
In addition to its high levels of security and throughput, our IT platform is enhanced with access to hundreds of terabytes of structured and unstructured data across dozens of public and proprietary data sources. This comprehensive data landscape allows us to best address the needs of our customers and has both facilitated and is continually enhanced by the approximately 20 million claims we process every month. As of November 2022, the Company had the capacity to increase processing capacity by more than double with the current infrastructure. Also in 2022 we invested in data science, expanding the internal team.
Our Competitors
We compete with other companies in our markets on the basis of the effectiveness of our cost saving solutions, the quality of our customer service, and the prices of our services. We believe no single competitor currently offers the same breadth of services we provide. The breadth of our services exposes us to a broad range of competitors as described below. Any businesses we acquire in the future may introduce us to additional competitors. Our competitors vary by service, as follows:
Analytics-Based Services. MultiPlan competes with a variety of medical cost management companies for negotiation, reference-based pricing and surprise billing services. We compete for these services on the basis of savings effectiveness, provider acceptance, and plan member satisfaction. Our workflow and claim processing technology, user interaction and data and analytic tools are key competitive advantages. MultiPlan's competitors for these services typically are reference-based pricing services. They can be classified as programs intended to partially or fully replace networks, such as 6Degrees, AMPS, ELAP Services and Payer Compass, and those primarily accessed behind a full network, such as Zelis, ClearHealth Strategies and Naviguard.
Network-Based Services. We compete directly with other independent PPO networks, which are primarily regional, and with PPO network aggregators on the basis of network discounts, access, quality and price. PPO aggregators offer national access by patching together third-party networks, in some cases including MultiPlan's network. While aggregators rely on third-party networks, MultiPlan's network features direct contracts with 98% of its participating providers. MultiPlan's competitors for these services typically include First Health, TRPN, and Zelis. We also compete with PPO networks owned by our large Payor customers, primarily on the basis of independence and flexibility. Our nationwide Primary PPO Network has held NCQA accreditation since 2001, which we believe provides assurances to Payors and consumers regarding the quality of the providers in our network.
Payment and Revenue Integrity Services. We compete with a variety of larger and smaller vendors of payment and revenue integrity services. Our Payment Integrity services compete on the basis of analytic breadth and depth, human expertise and scope. Virtually all payment integrity competitors originated as post-payment specialists and to varying degrees have migrated services to a pre-payment modality, while our services were built to focus on examining claims before payment occurs and now, with the 2021 acquisition of DHP, we have a broader capability to address post-payment integrity. Our Revenue Integrity services compete on the basis of identification of and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors. Our competitors for these services typically include Optum, Conduent, Cotiviti, Inc., SCIO and The Rawlings Group.

Government Regulations
We believe that each of MultiPlan's service offerings bears less regulatory risk than other healthcare businesses that bear insurance risk and bill federal healthcare programs or directly provide care. While we support customers that are regulated entities, we generally are not directly regulated and face significantly lower levels of regulatory complexity. We function as a transaction processor and we believe we have limited risk for services or billing.
MultiPlan does not deliver healthcare services; provide or manage healthcare services; or provide care or care management. Our business is compensated directly by private Payor customers, not by Medicare, Medicaid or other government healthcare programs. In some instances, we provide services to Payors that contract directly with a federal or state agency. In those instances, we may be subject to certain federal and state law requirements associated with those programs as a First Tier, Downstream or Related entity (FDR). As an FDR to these customers, we are subject to requirements which prohibit an individual or entity who has been convicted of program-related crimes or other violations from providing services to, or receiving payment from, government healthcare programs. As an FDR, we are subject to affirmative legal obligations, as well as contractual requirements with our customers, to check the exclusion status of the individuals and entities we employ against lists of excluded individuals and entities prior to entering into employment or contractual relationships with them, and to periodically re-check such lists thereafter, or run the risk of liability under civil monetary penalties laws or a breach of our contractual obligations. We are also required to provide access to contracts, books and records pertaining to services performed in connection with federal or state agency contracts. A failure to comply with FDR requirements or violations of healthcare laws could subject us to audits, corrective actions, contract terminations, criminal or civil penalties, and/or debarment or exclusion from government healthcare programs.
However, through our customer relationships, we are subject either directly or indirectly to federal and state laws and regulations that govern privacy, security and breaches of patient information and the conduct of certain electronic healthcare transactions. These transactions, include, for example, HIPAA, which imposes rules protecting individually identifiable health information and setting national standards for the security of electronic PHI. We are a "Business Associate" (as defined by HIPAA) of our customers. As such, we must comply with all applicable provisions of HIPAA, including the HIPAA Security Rule and applicable provisions of the HIPAA Privacy Rule and the Breach Notification Rule. Violations of such provisions may result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of patient information. In addition to HIPAA, there are federal and state laws that protect types of personal information that may be viewed as particularly sensitive, including substance abuse information, genetic information, HIV/AIDS status, and mental health information. The Federal Trade Commission has also interpreted existing consumer protection laws to impose standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal, and security of information about individuals, including health-related information. State privacy laws are changing rapidly. Massachusetts and New York, for example, have enacted regulations and statutes that require any entity that holds, transmits or collects certain personal information about their residents to adopt a written data security plan that meets the requirements set forth in the statute. In California, the CCPA, as amended by CPRA, provides California residents with a number of privacy-related rights and is more stringent in many respects than other state laws currently in effect in the United States. Further, each year a number of proposals related to data privacy or security are considered before federal and state legislative and regulatory bodies, including in a number of states considering consumer protection laws similar to those in California, Colorado, Connecticut, Utah and Virginia. These laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities.
In addition, we are subject to certain state licensure and/or certification laws and other state and federal laws and regulations governing our operations and our products. Among other examples, contracts governing our relationships with healthcare providers may be subject to the federal Anti-Kickback Statute, federal False Claims Act and comparable state laws, as well as state laws prohibiting fee-splitting and the corporate practice of medicine and state and federal laws regarding transparency. The federal False Claims Act, for example, prohibits knowingly submitting or causing to be submitted false claims or statements to the federal government, including to the Medicare and Medicaid programs. The law contains whistleblower provisions, which allow private individuals (known as relators) to sue on behalf of the federal government for conduct that defrauded the federal government. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as billing for services not provided, coding errors, and providing care that is not medically necessary or that is substandard in quality. In addition, the government or a relator may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. States have similar false claims act laws. Failure to comply with such laws can result in civil or criminal liability such as penalties, fines, and/or exclusion from federal healthcare programs. Furthermore, we may be subject to some state laws regulating the ability of PPOs to allow broad access to their provider networks. We may directly or indirectly be subject to state and federal regulation regarding the payment of out-of-network claims, including regulations regarding the determination of payment amounts and what data and other factors are permitted to be used by commercial health Payors and other Payors in making such determinations, as well as regulations targeting surprise billing and requiring transparency.

For example, effective January 1, 2022, the NSA prohibits certain out-of-network providers from charging patients an amount beyond the in-network cost sharing amount for services rendered, subject to limited exceptions. For services for which balance billing is prohibited, the NSA establishes an independent dispute resolution ("IDR") process for providers and Payors to handle payment disputes that cannot be resolved through direct negotiation. The law is being implemented through the IFRs and Final Rules, as well as other guidance issued by the U.S. Department of Health and Human Services and other governmental entities. We expect additional guidance and regulations that may change our understanding of the obligations of our customers under the NSA; the current administration has indicated they will release additional proposed rules in 2023. Additionally, there are a handful of lawsuits challenging portions of the NSA in federal courts. The Texas Medical Association, an industry group for physicians, and LifeNet, an air ambulance provider, have each brought three lawsuits, and the Texas Medical Association has brought an additional fourth lawsuit, all challenging aspects of the regulations published to date. The outcome of the first set of lawsuits from both plaintiffs changed the way the IDR process works with respect to the QPA value (median contract rate). The second set of lawsuits from both plaintiffs challenged the updated version of QPA usage in IDR that was published in the Final Rules. In February 2023, the court agreed with the plaintiffs in this second set of lawsuits and vacated certain sections of the Final Rules, thereby putting the QPA on even standing with additional factors in the IDR process. This court ruling is subject to appeal. The two final lawsuits challenge aspects of how the July 2021 IFR requires plans to calculate QPA, the IDR batching rules established in the October 2021 IFR, and the increase in certain IDR fees for 2023 announced in December 2022 guidance; these have yet to be ruled on by the court.

In addition to enacting the NSA, the Consolidated Appropriations Act (“CAA”) also revised and clarified requirements of the Mental Health Parity and Addiction Act (“MHPAEA”). The MHPAEA, enacted in 2008, prohibits health plans from providing less favorable mental health and substance abuse disorder benefits than medical/surgical benefits, whether measured in terms of quantitative treatment limitations or non-quantitative limitations (“NQTLs”). Specifically, the MHPAEA prohibits imposing NQTLs on mental health or substance abuse disorder benefits without performing comparative analyses on what impact those NQTLs will have. Plans are required to provide these comparative analyses to the Department of Labor upon request, and the Department of Labor is required to review at least 20 health plans for mental health parity each year. In 2021, the Department of Labor reviewed over 100 plans, and determined that none of the comparative analyses were sufficient as initially submitted. To support our customers, MultiPlan has initiated an annual process to review the prior year and create comparative analyses for aspects of our services related to network participation, credentialing, and other processes to enable customers to complete their own analyses. Additionally, states have begun to impose or update their own mental health parity initiatives, some of which require heightened annual reporting.
We may directly or indirectly be subject to regulation in some states governing the submission of true and accurate claims, or regarding the application of payment integrity edits to claims, including regulations impacting what data and other factors are permitted to be used by commercial health Payors and other Payors in making such determinations. Our services may directly or indirectly be subject to state regulations specifically covering certain categories of customers, such as workers compensation insurers and auto medical insurers. We regularly monitor legislative and regulatory activity in all states and at the federal level that could impact any of the products we offer in all relevant market segments. In addition, we are committed to supporting our customers in meeting their regulatory obligations, so we work cooperatively with them in establishing processes and procedures that comply with applicable requirements.
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
Human Capital
Our employees are our most critical assets. Our ability to achieve our strategic objectives, deliver high quality customer service, drive operational excellence and deliver strong financial performance is only achievable through the talent, expertise, and dedication of our team. The long-term success and continued growth of our business depends in large part on our ability to attract, reward, retain, and develop diverse, talented, and high-performing employees at all levels of our organization. We employed approximately 2,500 people as of December 31, 2022, substantially all of whom are full time employees and none of whom are covered by unions. We believe that we have a good relationship with our employees.
The following are some of the significant investments we make in our employees and their development:

Compensation and Benefits. We offer competitive pay, and a robust benefits package, including healthcare benefits, flexible spending accounts, life insurance, short-term and long-term disability plans, a generous Paid Time Off (PTO) policy, and a 401(k) Plan with employer match. We also offer voluntary wellness programs which can result in reduced benefit premiums, employee assistance programs, tuition assistance programs, voluntary benefits programs (including home & auto insurance, pet insurance, legal services, etc.), summer/winter hours, flexible work schedules and 'work zones' (meeting-free time blocks), and employee referral programs.
In addition, the MultiPlan Scholarship program is offered to children of MultiPlan employees who wish to continue their education after high school to achieve their educational goals. The total amount of new scholarship awards granted in 2022 was $100,000.
Through our MultiPlan Helping Hands program, we are able to provide financial assistance for employees experiencing hardship; the program is funded 100% from employee donations and is administered by the Helping Hands Committee, comprised of MultiPlan employees.
MultiPlan also operates a PTO Donation Program, which enables employees to donate their accrued paid time off to a general pool to be used by fellow colleagues who are experiencing a financial hardship due to a medical emergency or due to a major disaster (as declared by the President of the United States), and who have exhausted all paid leave available to them.
In response to the COVID-19 pandemic and in addition to the MultiPlan Helping Hands Program and the PTO Donation Program discussed above, MultiPlan established the One MultiPlan Fund, which was funded in part by employee donations. The One MultiPlan Fund provides direct assistance to employees facing financial hardship due to the COVID-19 pandemic. In light of the decline in severity of COVID-19 cases as well as the resulting reduction in the number of requests under the One MultiPlan Fund, we discontinued the program on July 29, 2022. Since its inception, the One MultiPlan Fund helped over 60 employees and provided nearly $80,000 in financial assistance.
Health and Safety. The physical and mental health of our employees is vital to our success. We sponsor a wellness program designed to enhance physical and mental well-being for all of our employees. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives.
As the COVID-19 pandemic unfolded, we responded quickly by enabling our teams to work remotely to ensure the health and safety of our employees, while continuing to provide uninterrupted service to our customers. We implemented a COVID-19 global task force to prioritize our pandemic response, and, in 2021, we began a phased re-opening plan, implementing a number of safety and social distancing measures in our sites to protect the health and safety of our employees who chose to return during the initial phases. With the identification of the Delta and Omicron variants, our re-opening plans slowed. However, in the second quarter of 2022, our re-opening plans accelerated and we were able to re-open all offices, although we still maintain a flexible posture as it relates to working remotely, which we believe greatly benefits our employees. Additionally, we continue to support access to COVID-19 vaccines for our employees, including by providing additional time off to facilitate employees’ ability to receive their vaccinations. We continue to provide healthy tips communications and information to our employees through an internal Coronavirus Information Center, all with the goal of keeping our employees and communities healthy, safe and informed. In addition to healthy tips communications, we provide a Virtual Working Resource center where employees can find support for working at home to support healthy lifestyles while facing various work at home challenges.
External Recognition. We are proud to report that in August 2022, we were designated as a Great Place to Work-CertifiedTM company for 2022-2023. This distinction is based entirely on what our employees said about their experiences working at MultiPlan and MultiPlan’s philosophy for operating with trust, transparency, and integrity at every level of the organization. MultiPlan credits this achievement to its core values and the employees who support them daily. The Great Place to Work CertificationTM is the global benchmark for identifying workplace satisfaction, and is sought after worldwide with more than 10,000 companies across 60 countries applying each year.
Diversity Inclusion and Belonging. We strive to create a workplace that fosters mutual respect and collaboration, where talented individuals from all backgrounds, perspectives and abilities can participate and perform their best work. In 2020, we formed a Diversity, Inclusion and Belonging ("DIB") Advisory Committee to establish, oversee and advance MultiPlan's DIB program objectives. The committee seeks to champion and foster organizational changes with a dedicated focus on DIB priorities, to facilitate the integration of the DIB program with our corporate objectives and values, to create accountability for program results and to engage and communicate with the MultiPlan community on all DIB efforts.

In 2021 and 2022, employees completed surveys providing insight on individual perceptions of our commitment and performance on DIB, with the results shared with all employees. This data is reviewed and used as a baseline for improvement by the DIB Advisory Committee. MultiPlan encourages every employee to contribute towards the DIB objectives through expanding their diversity knowledge and creating a more inclusive, equitable work experience. As part of the annual training initiatives, MultiPlan believes education is essential to achieving the DIB objectives. Employees are granted five hours each year dedicated to DIB education including a baseline course provided by the Company to establish a foundation of expectations. The remaining time is self-directed and self-reported determined by individual educational needs and interests. DIB educational resources are also curated by a diverse team of MultiPlan employees and peer recommendations are promoted routinely. In addition, employees were invited to publicly pledge support to MultiPlan’s efforts to positively impact its employees and local communities, and to foster a culture of mutual respect for individuals from all backgrounds, perspectives, and abilities.
MultiPlan Charitable Giving Committees are locally based near MultiPlan’s offices and support local and national communities through employee fundraising and volunteer efforts targeting underserved and underprivileged populations.
MultiPlan partners with Circa, formerly America's Job Exchange, in the recruiting process, to ensure job postings are distributed to diversity websites to expand visibility to individuals seeking employment opportunities from a wide variety of backgrounds. We also partner with local CareerOneStop services for outreach.
In 2022, as part of the survey conducted as part of our designation as a Great Place to Work-CertifiedTM company, 94% of our employees said that MultiPlan is committed to diversity and inclusion and that people of all cultures, abilities, and backgrounds are respected and valued at MultiPlan.
Learning and Development. We believe that education is essential to MultiPlan employees’ professional growth and our organization's success. To support this belief, MultiPlan has invested in several learning and development opportunities developed and/or offered through the Corporate Education and Development department. Starting with onboarding to role based training, there are several programs to support employee growth and development beyond any compliance related training. Employees have an opportunity to work with their manager to custom build a development plan based on business and individual growth needs. Professional and leadership development is supported in partnership with vendors providing university and college certificate courses. Technical and other specialty training is provided through external resources sourced and supported at the business department levels. Customized programs have also been established to support development beyond training including the Technical Leadership Program, MultiPlan’s Academy Program for high potentials and performers and a mentoring program. In 2022, employees completed approximately 35,000 hours of training with satisfaction, applicability and increased knowledge rating scores between 4.4-4.6 out of 5.
Internal Recognition and Performance Acknowledgments. We also believe that it is important to foster recognition for employee’s contributions and progress. MultiPlan has created MultiSTAR, a MultiPlan Service Talent Achievement & Reward program that gives employees formal and informal opportunities to acknowledge employees for their many contributions, great work and to recognize their professional accomplishments. Through a multi-tiered award system, employees can celebrate anniversaries, share thank you notes on a public or private feed as well as recommend monetary awards based on different levels of significant accomplishment.
Performance Management Program. MultiPlan has established a set of core competencies for all employees to navigate a successful career at the Company. Annually, leaders work together with employees to establish goals and development plans that give employees a clear direction for progress.
Corporate History and Background
Our Company was founded in 1980 as a New York-based hospital network and has evolved both organically and through acquisitions from that regional network to a leading independent national PPO player, and then to a data- and technology-driven provider of cost management, payment and revenue integrity services company. Other notable acquisitions, in addition to the acquisitions of HST and Discovery Health Partners in 2020 and 2021, respectively, were BCE Emergis Corporation, in 2004, which extended network access nationally and added a negotiation services platform; Private Healthcare Systems, Inc., in 2006, which added a National Committee for Quality Assurance (NCQA)-accredited, national primary PPO network; Viant Holdings, Inc., in 2010, which added analytics-based services and additional network access including for MA and Medicaid plans; National Care Network, LLC, in 2011, which added the Data iSight pricing service; and Medical Audit and Review Solutions, Inc., in 2014, which added pre-payment integrity services.

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
◦The impact of trends in the U.S. healthcare system, including recent trends, which we believe are short-term, of reduced healthcare utilization and increased patient financial responsibility for services.

◦The long-term impact of the COVID-19 pandemic and related risks.
◦Our ability to preserve or increase our market share or maintain our PPO networks.
◦Our ability to maintain our competitive position in the market.
◦An increase in competition or pricing pressures increases.
◦The inability of our customers to pay for our services could decrease our revenue.
◦Our PPO networks may experience decreases in discounts from providers.
◦We depend on our providers to maintain the profitability of our business and expand our operations.
◦If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, or if we are unable to maintain sufficient qualified personnel, we may not be able to support our operations.
◦Pressure from healthcare providers, and/or changes in state laws, regarding access to preferred provider networks.
◦We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans.
◦We may not successfully enter new lines of business and broaden the scope of our services.
◦We operate in a litigious environment which may adversely affect our financial results.
•Risks Related to Information Technology Systems, Intellectual Property and Cybersecurity
◦We depend on uninterrupted computer access for our customers and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative providers.
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
•Risks Related to the Healthcare Industry and Other Laws and Regulations
◦We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing healthcare laws and regulatory interpretations on a state or federal level may adversely affect us.
◦New federal and state laws and regulations could force us to change the conduct of our business or operations or affect our ability to expand our operations into other states or increase costs or delay or prevent the introduction of new or enhanced solutions or impair the function or value of our existing solutions.
◦Our use and disclosure of individually identifiable information, including personal information and health information, is subject to federal and state privacy and security laws and regulations, and our failure to comply with those laws and regulations or adequately secure the information we hold could result in significant liability or reputational harm.
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
◦We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
If significant customers terminate or do not renew or extend their contracts with us, our business, financial condition and results of operations could be adversely affected. Our customer contracts generally permit our customers to terminate with relatively short notice, including without cause. Our three largest customers accounted for approximately 32%, 20% and 10%, respectively, of our revenues for the year ended December 31, 2022. While we believe our customer relationships are strong, if we lose any one of our largest customers, one of our largest customers reduces its use of our services, or if any one of our largest customers negotiates less favorable terms with us, then we will lose revenue. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
Many organizations in the insurance industry are consolidating, which could also result in the loss of one or more of our significant customers. To the extent that these consolidation trends do not cause the loss of customers, we could nevertheless encounter greater customer concentration as our customers become parts of larger organizations. In addition, we could lose significant customers due to competitive pricing pressures or other reasons. Any of the foregoing factors could also result in us receiving a lower ranking in our customer's claims matching process, which would reduce the number of claims we match and, as a result, would reduce our revenues. Due to the substantial fixed costs in our business and the time and expense it would take to decrease certain variable costs, especially personnel, the loss of a significant customer or receiving a lower ranking in our customers' claims matching process could cause a material decline in our profitability and operating performance.
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

Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including recent trends, which we believe are short-term, of reduced healthcare utilization and increased patient financial responsibility for services.
Our operations may be adversely impacted by the effects of recent trends, which we believe are short-term, in the United States of reduced utilization of the healthcare system and increased patient financial responsibility for services. Trends in the utilization of the U.S. healthcare system can be influenced by a multitude of factors, including, without limitation, under-employed workers or decisions to delay medical care, especially elective procures, due to factors such as COVID-19 and other pandemics, inflation and recessions. Further, increased patient responsibility for medical care due to products such as high deductible health plans may lead to either a reduction in utilization of the healthcare system or a reduction in the utilization of the healthcare system that is covered by third party Payors. All the above factors may result in a decline in the number of claims we process and, as such, our operations may be adversely impacted.
The long-term impact of the COVID-19 pandemic and the impact of any future pandemic or epidemic and related risks could materially affect our results of operations, financial position and/or liquidity.

While many of the immediate impacts of the COVID-19 pandemic have eased, its effect on the healthcare system and policies, global supply chains, inflation, labor shortages and wage increases continue to impact the healthcare industry. The extent to which the COVID-19 pandemic or any future pandemic or epidemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. For example, in the first half of 2020, there was a decrease in patient visits to hospitals and providers due to risk and fear of exposure to COVID-19. Further, throughout the COVID-19 pandemic, there was a decreased demand for elective procedures, which continues to date. While most, if not all, temporary moratoriums on elective procedures have been terminated, the moratoriums may be re-imposed in the future. In addition, COVID-19, or any future pandemics or epidemics, may cause disruptions or turmoil in the credit or financial markets, or impact our credit ratings, and could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs, all of which are highly uncertain and cannot be predicted.
Pandemics or epidemics and any associated protective or preventative measures taken to limit their spread may cause disruptions to our business. Risks and uncertainties presented or exacerbated by the long-term effects of the COVID-19 pandemic, or any future pandemics or epidemics, include the following:
•impact on our results and financial position due to the significant uncertainty in relation to the duration and challenges that an ongoing pandemic may have on the healthcare industry and us, including deferral of elective medical procedures, increases in unemployment and reductions in participants covered by our customers' plans and related services;
•long-term impacts on the healthcare system, including negative impacts on utilization of the healthcare system, decreased capacity of healthcare system and departure of skilled workers from the healthcare industry;
•effects of pricing pressure and/or decreases in discounts from providers on related treatments;
•effects of new laws, including vaccine-or-testing mandates, and pandemic relief and economic stimulus measures on our and our customers' business; the inability of our customers to pay for our services;
•the loss of key members of our management team;
•the inability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-covering and other safety requirements, general scarcity of employees, or travel and other restrictions;
•changes in our regulatory environment, including healthcare law and regulations;
•the ability to implement or expand information technology systems or network infrastructure;
•changes in our industry;
•heightened enforcement activity by government agencies, in particular with respect to government subsidized or funded treatments;
•interruptions or security breaches of our information technology systems (or those of our vendors and service providers), in particular while our and our customers' workforce are working remotely;

•the expansion of privacy and data security laws;
•our ability to identify, complete and successfully integrate recent and future acquisitions;
•our ability to pay interest and principal on our notes and other indebtedness;
•our ability to safely and successfully re-open our offices, notwithstanding our shift to an increasingly distributed and remote workforce; and
•long-term effects on the nature of the office environment and remote working, which may present new operational challenges.
These risks and uncertainties and other disruptions related to the COVID-19 pandemic, or any future pandemics or epidemics could materially and adversely affect our business, financial condition and results of operations.
If we are unable to preserve or increase our market share or maintain our PPO networks, our results may be adversely affected.
Our business strategy and future success in marketing our services depends in large part on our ability to capture market share and maintain our PPO networks as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings, including by in-sourcing or expanding their in-sourcing of such services. Our customers may further disaggregate the services we provide for them generally or in certain geographical areas, such as individual states, and in doing so may create more competitive pricing conditions for such services. Moreover, some of our customers have acquired or may acquire our competitors. If the demand for our services declines or does not increase, our business may be materially and adversely affected.
The market for our services is fragmented and competitive and we may not be able to maintain our competitive position in the market.
We face competition from HMOs, other independent PPOs, insurance companies and other managed healthcare companies and providers of non-network repricing services such as fee negotiation. In addition, some of our competitors have introduced enhanced PPO network products that increase the proportion of contracted in-network provider utilization as compared to out-of-network utilization. Finally, some employers have elected to maintain health insurance coverage that provides no coverage for out-of-network claims. These products and factors compromise the market position of our traditional out-of-network lines of business by reducing out-of-network utilization.
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
Consolidation among our customers may lead to increased pricing pressures. Pricing is highly competitive across all of our lines of service. PPOs compete on the basis of many factors, including the quality of healthcare services, the breadth of provider networks, the discounts afforded by the provider contracts and the efficiency of the administration of claims. However, we expect that price will continue to be a significant competitive factor. Our customer contracts are subject to negotiation and renegotiation as customers seek to contain their costs, and they may elect to reduce benefits in order to constrain cost increases. Alternatively, customers may purchase different types of products that are less profitable to us or move to competitors to obtain more favorable pricing. Industry consolidation may make it more difficult for us to attract and retain customers and healthcare providers on advantageous terms. In addition, some of our current and potential competitors have greater financial and marketing resources than us and continued consolidation in the industry will likely increase the number of competitors that have greater resources than us. If we do not compete effectively in our markets, our business, financial condition and results of operations may be materially and adversely affected.

The inability of our customers to pay for our services could decrease our revenue.
Our health insurance Payor customers may be required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, the financial stability of our Payor customers may be adversely affected by physician groups or associations within their organizations that become subject to costly litigation or become insolvent. Our ability to collect fees for our services may become impaired if our Payor customers are unable to pay for our services because they need to maintain cash reserves, if they fail to maintain required balance sheet ratios or if they become financially unstable or insolvent. Any of the foregoing in the future could adversely affect our revenues and cash flows.
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
We depend on our providers to maintain the profitability of our network business and expand our operations.
The healthcare providers that constitute our network are integral to our operations. Our network growth depends on our ability to retain our existing providers and to attract additional providers to our network. Typical contracts with our providers have a one-year term, and are renewable automatically for successive one-year terms (although most such contracts permit early termination without penalty and with short notice periods). These contracts are also subject to negotiation and revisions with respect to the level and amount of price concessions for medical services. Our revenues are primarily based on a percentage of the price concessions from these providers that apply to claims of our Payor customers. In addition, our ability to contract at competitive rates with our PPO providers will affect the attractiveness and profitability of our network products. Increasing consolidation in the provider sector also may make it more difficult for us to contract at competitive rates and could affect the profitability of our products.
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
In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across all of our product lines. There is a limited pool of employees who have the requisite skills, training and education. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in healthcare and insurance industries. Attracting and retaining highly skilled employees could be costly as we offer competitive compensation packages to prospective and current employees.
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
We cannot assure you that we will be able to successfully execute our strategic plans in the short term, or at all, or realize the expected benefits of such plans. A variety of risks could cause us not to execute such plans or realize some or all of the expected benefits therefrom. These risks include, among others: higher than expected implementation expenses; delays in the anticipated timing of activities related to such initiatives, in particular with respect to the development and deployment of additional sales and marketing professionals and achievement of certain technology-related product development goals, which will require significant external resources; failure to achieve the benefits of our strategic plans or improvements initiatives; failure to realize estimated savings from our efficiency measures or, if realized, an inability to sustain such cost savings over time; subsequent regulatory requirements or rulemaking; and the risks and uncertainties inherent in pursuing acquisitions as a portion of our growth strategy in light of our limited acquisition and integration experience. Our ability to successfully manage the organizational changes that may be necessary to implement our strategic plans is important for our future business success. In particular, our reputation and results of operations could be harmed if employee morale, engagement or productivity decline as a result of organizational or other changes we effect as part of our implementation efforts.
Moreover, our implementation of these plans, measures and initiatives may disrupt our operations and performance, and distract management from day-to-day operations and other on-going initiatives, including continuing initiatives relating to being a public company, and challenges, such as those presented by the COVID-19 pandemic. Additional costs associated with executing on our strategic plans or improvement initiatives, failure to achieve the anticipated benefits of such plans and initiatives regardless of cost, or the failure to achieve the estimated cost savings from efficiency initiatives may adversely impact our results of operations. Some of these expenses, such as the implementation of certain technology-related initiatives, may increase our fixed overhead costs for the foreseeable future and we may be unable to reduce these costs if such initiatives do not progress according to plan.
If, for any reason, the benefits we realize from our strategic plans, efficiency measures and improvement initiatives are less than our estimates, or adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
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
We may require additional financing to fund our operations or growth. The failure to secure additional financing on acceptable terms and conditions or at all could have a material adverse effect on our continued development or growth. Our access to, and the availability of, financing will be impacted by many factors, including, but not limited to, our financial performance, our credit ratings, our then current level of indebtedness, restrictions of our then current debt instruments, the liquidity of the overall capital markets and the state of the U.S. and global economy. None of our officers, directors or stockholders will be obligated to provide any financing to us.
Changes in the healthcare industry could adversely affect us.
Our business is dependent on a variety of factors, including our ability to enter into contracts with Payors and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the services we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of Payors were to seek price concessions directly from providers. In addition, substantial changes in the health-care industry, such as the enactment of laws and the adoption of regulations unfavorable to us or our relationships with Payors and providers, including the No Surprises Act and its implementing regulations, as well as other state laws and regulations aimed at addressing "surprise" billing (medical bills that arise when an insured patient receives care from an out-of-network provider, resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single Payor healthcare system in the United States or changes caused by, or that result from, the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation. Furthermore, we may not become aware in a timely manner of changes in regulatory requirements affecting our business, which could result in our taking, or failing to take, actions, resulting in noncompliance with state or federal regulations.
We operate in a litigious environment which may adversely affect our financial results.
We may, and in the past have, become involved in legal actions and claims arising in the ordinary course of business, including litigation regarding employment matters, breach of contract, violations of laws and regulations, and other commercial matters. Due to the inherent uncertainty in the litigation process, the resolution of any particular legal proceeding could result in changes to our products and business practices and could have a material adverse effect on our financial position and results of operations.
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers, such as MultiPlan, are sometimes made party to such suits or involved in related litigation. For example, MultiPlan may be made party to such lawsuits or litigation may be brought independently against MultiPlan under various legal bases, including, breach of contract, misrepresentation, unjust enrichment or violations of ERISA or RICO, and may be made under other legal bases or theories in the future. We and our subsidiaries have and may, in the future, become involved in such litigation.
New federal and state laws and regulations or other changes that adversely impact healthcare providers or insurers could lead to increased litigation risk to us and other cost management providers and insurers. In addition, many healthcare providers and insurers have greater financial resources than us and other healthcare cost management providers have and may be more willing to engage in, and devote resources to, litigation as a result. In addition, certain of the agreements we enter into include indemnification provisions that may subject us to costs and damages in the event of a claim against an indemnified party. We maintain insurance coverage for certain types of claims; however, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
If lawsuits of the types set out above proliferate, they could materially adversely affect our results. In addition, such lawsuits may affect insurers' use of our cost management services.
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
There is a rapidly evolving awareness and focus from stakeholders with respect to environmental, social and governance practices, which could affect our business.
Stakeholder expectations with respect to environmental, social and governance ("ESG") matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, data privacy and cybersecurity, support for local communities and corporate governance. A failure to adequately meet stakeholders’ expectations may result in loss of business, and an inability to attract and retain customers and talented personnel, which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our common stock and cost of capital.
Increased focus on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.
We face risks related to severe natural events which have the potential to disrupt our operations and may increase as a result of climate change. Natural disasters, adverse weather conditions, pandemics, and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses by disrupting our operations, or those of our customers or vendors, as a result of potential office closures or damage from severe weather. Any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire, or any other reason, could cause service interruptions or reduce the quality level of services that we provide, damage our reputation and harm our operating results. Our disaster recovery plan and business interruption insurance may not be sufficient to mitigate the effects of such events or compensate for losses that may occur. If weather patterns become more volatile as a result of the potential effects of climate change, severe weather events may become more frequent or more widespread. An increase in frequency or severity of natural events may result in greater disruption to our operations and increased cost for, or lack of availability of, property and liability insurance for our offices located in areas subject to such severe weather events.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For instance, developing and implementing new or ongoing ESG initiatives and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of our disclosure. Statements about our ESG related initiatives and goals, and progress towards those goals, may be based on standards that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Further, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions thereto. If we are unable to adequately address such ESG matters or if we fail or are perceived to fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
Risks Related to Information Technology Systems, Intellectual Property and Cybersecurity
We depend on uninterrupted computer access for our customers and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative service providers.
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
We currently operate servers and maintain connectivity from multiple facilities, including the public cloud as well as access by our distributed workforce, due to continuing remote working conditions. Despite our implementation of standard network security measures, our IT environment may be vulnerable to social engineering, malware, physical break-ins, attacks by hackers and similar disruptive problems caused by customers or other users. Social engineering, phishing, computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to interruption, delays or cessation in service to our customers. In addition, our safeguards may not prevent incidents of inappropriate and/or unauthorized access to or acquisition of PHI or other personally identifiable information by our employees, contractors, and/or unauthorized actors. Such incidents may result, and on limited occasions in the past have resulted, in unauthorized use, disclosure, modification or deletion of PHI or other personally identifiable information that is transmitted or stored over our networks.

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
While we carry cybersecurity and privacy insurance to cover events of the sort described above, the coverage may not be adequate to compensate us for losses that may occur by reason of such events.
Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.
We largely rely on our own multi-layered technical security controls and confidentiality procedures, including employee nondisclosure agreements for certain employees, to maintain the confidentiality and security of our trade secrets, know-how, internally developed computer applications, business processes and other proprietary information. If third parties gain unauthorized access to our information systems or if our proprietary information is misappropriated, it may have a material adverse effect on our business, financial condition and results of operations. Trade secrets laws offer limited protection against third party development of competitive products or services. Because we lack the protection of registered copyrights for our internally developed software applications, we may be vulnerable to misappropriation of our proprietary applications by third parties or competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. The failure to adequately protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.
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
We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to timely meet our financial reporting obligations.
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
Our controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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
Based on the results of the annual impairment test in the fourth quarter of 2022, the estimated fair values of our goodwill and indefinite-lived assets were less than their carrying values and as a result impairment charges of $657.9 million for our goodwill and $4.3 million for our indefinite-lived intangibles were recorded.
The current goodwill impairment analysis incorporates our expectations for moderate sales growth and the overall outlook was consistent with our long-term projections.
There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, or if our market capitalization declines, we may determine that one or more of our long-lived assets is further impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position.
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
Changes in tax may negatively affect our results of operations.
There is no guarantee that we will realize our deferred tax assets. From time to time, we are audited by various federal, state, and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state and local taxes.
Our ability to use our loss and interest carryforwards to offset future taxable income may be subject to certain limitations and we could be subject to tax audits or examinations that could result in a loss of our net operating losses and/or cash tax exposures.
The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future reporting periods.
Our results of operations would be impacted negatively if we determine that a deferred tax asset valuation allowance is required in a future reporting period.
We may incur costs in complying with changing tax laws in the U.S., which could adversely impact our cash flow, financial condition and results of operations. We are a U.S.-based company subject to taxes in multiple U.S. state and local tax jurisdictions. Our profits, cash flows and effective tax rate could be adversely affected by changes in the tax rules and regulations in the jurisdictions in which we do business, unanticipated changes in statutory tax rates and changes to our mix of earnings.
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
The healthcare industry is subject to extensive and evolving federal, state and local regulations, including among other things, laws and regulations relating to:
•health benefit plans subject to ERISA;
•commercial health benefit plans subject to state licensure and regulation;
•privacy and security of patient information, including HIPAA;
•the conduct of operations, including fraud and abuse, anti-kickback, patient inducement and false claims prohibitions;
•mental health parity obligations imposed by federal and state laws;
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
Federal Legislation
In recent years, Congress has introduced and, in some cases, passed a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of healthcare spending, to broaden access to healthcare services, to prohibit, restrict or address "surprise" billing by out-of-network providers, to strengthen obligations for mental health parity in healthcare services, and to change the operating environment for healthcare providers and Payors. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as measures that would modify the Affordable Care Act or expand the role of government-sponsored coverage, including nationalization of the healthcare system and "Medicare for All" proposals, which could have far-reaching implications for the healthcare industry if enacted. Federal and state efforts to reduce healthcare spending may materially adversely affect our business, financial condition, and results of operations. Our failure to anticipate accurately the application of such proposals or future laws and regulations, our failure to adapt our solutions to them or our failure to comply with them may create liability for us, result in adverse publicity, reduce our market share, and may have a material adverse effect on our business, financial condition and results of operations. We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations, may create unexpected liabilities for us, may cause us or our customers to incur additional costs, and may restrict our operations or the operations of our customers.
Healthcare reform laws such as the Affordable Care Act have had a significant impact on the healthcare industry, including changing the manner in which providers and Payors contract for services. In addition, under the Affordable Care Act Payors are required to meet certain financial criteria. While these obligations directly affect many of our customers, the obligations may also affect the contract terms and relationships between us and those customers. In addition, the Consolidated Appropriations Act, 2021, included the No Surprises Act, which provides new protections for patients from "surprise" bills, creates new processes for payments to non-participating providers and facilities, and necessitates new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage, as well as non-participating providers and facilities. While we currently service Payor customers that are already subject to certain state-level "surprise" billing laws, we cannot assure you that the No Surprises Act and its implementing regulations, or any other initiatives aimed at addressing "surprise" billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our customers or result in additional compliance costs. Current judicial challenges to certain aspects of the No Surprises Act’s implementing IFRs could inject further uncertainty or require additional or revised compliance efforts by our customers.
It is uncertain the extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition. Although laws such as the Affordable Care Act and the No Surprises Act have not caused us to significantly change our customer contracts or other aspects of our business, it is difficult to quantify the financial impact of such laws and there can be no assurances that we will not be adversely impacted in the future by any amendments to these or other healthcare laws or regulations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion as well as federal and state courts. The application of these laws to us or our customers or the specific services we deliver and the relationships we have with our customers is not always clear.

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
•limit contractual terms with providers, including audit, payment and termination provisions; and
•impose additional healthcare information privacy or security requirements.
Renewed calls for health insurance reform could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our revenues or inhibit our business or operations. We cannot predict what impact, if any, U.S. federal and state health reforms or other government proposals and activities, which include efforts to change or reform the administration or interpretation of government healthcare programs, laws, regulations or policies, might have on us, but such changes could impose new and more stringent regulatory requirements on our activities, which could adversely affect our business, results of operations and financial condition. Accordingly, there can be no assurance that such activities will not limit the expansion of our business, impose new compliance requirements on us or have a material adverse effect on our business, financial condition and results of operation. The passage and implementation of new federal laws or regulations that govern the conduct of our business could significantly impact or restrict our ability to carry on our business as currently conducted and could have a material adverse impact on our business, financial condition and results of operations.
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
State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability and integrity of individually identifiable information, including PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our customers, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to applicable state patient confidentiality and other laws that are not preempted by HIPAA, including those that may be more stringent than HIPAA.
In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the U.S. Department for Health and Human Services Office for Civil Rights and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys' fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents and, on limited occasion in the past, we have experienced immaterial breaches. In addition, we may not be able to prevent incidents of inappropriate use or disclosure or unauthorized access to or acquisition of PHI by our employees or contractors. Any such breaches or incidents could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.
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
In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such investigation or action could force us to expend considerable resources to respond to or defend against such investigation or action, could adversely affect our reputation or profitability, and could be disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries are difficult to predict. Unfavorable outcomes from these claims, lawsuits and governmental inquiries could adversely affect our business, financial condition and results of operations and we could incur substantial monetary liability and/or be required to change our business practices. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain customers and employees.
By way of example, the Affordable Care Act increased the penalties applied under the Federal Sentencing Guidelines for federal healthcare offenses that affect a governmental program. The fraud enforcement provisions would apply to us to the extent we are deemed a government contractor for a federal healthcare program.
A number of laws bear on our relationships with physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. Judicial and regulatory interpretation or other guidance regarding the application of these types of laws to businesses such as ours is limited. These laws regarding fee splitting and the corporate practice of medicine could be invoked by litigants in a breach of contract dispute against us or in an action to find our contracts to be legally invalid or unenforceable. In addition, patients may seek to hold us responsible for third parties' recommendations regarding the appropriateness of providers' medical treatment plans for patients. We could be subject to claims or investigations under certain state laws were such laws interpreted to apply to our provision of such recommendations.
A number of laws could impact our out-of-network products. Federal and state regulators may investigate us or our customers with respect to the payment of out-of-network claims, including the determination of payment amounts and what data and other factors are permitted to be used by commercial health Payors and other Payors in making such determinations, or the calculation of required amounts under the No Surprises Act, as well as investigations related to regulations requiring transparency.
We can provide no assurance that state or federal regulators will not take the position that our current and planned activities and the conduct of our business constitute illegal fee-splitting, the unlawful corporate practice of medicine or a breach of any legal duty. Nor can we provide any assurance that such regulators will not contend that our current and planned activities do not comply with laws and regulations relating to determination of payment amounts, surprise billing or transparency. Moreover, we can provide no assurance that future interpretations or applications of these laws will not require us to make material changes to our operations or business, including with respect to our existing contractual arrangements with providers and Payors. If regulatory authorities assert or determine that we have violated any of these laws, we could be subject to significant penalties and/or restructuring requirements in addition to the adverse consequences outlined above, each of which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Indebtedness
Our level of indebtedness and current leverage may materially adversely affect our ability to raise additional capital to fund our operations or growth and limit our ability to react to changes in the economy or our industry.
As of December 31, 2022, we had total indebtedness (excluding an aggregate of $1.8 million of letters of credit) of $4,822.3 million, which is comprised of $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes, $1,308.4 million in outstanding term loans under the term loan facility, $1,163.8 million in aggregate principal amount of 5.750% Notes, $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes and $45.0 thousand in non-current finance lease obligations. In addition, we would have had an additional $448.2 million available for borrowing under the revolving credit facility (giving effect to the $1.8 million of outstanding letters of credit referred to above). Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:
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
•result in a lowering or withdrawal of our credit ratings;
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness in order to meet our debt service and other obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness. The agreement that governs the senior secured credit facilities and the indenture that governs the 5.750% Notes restrict us, MPH and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service or other obligations then due. These alternative measures to general cash flow and capital resources outlined above may not be successful and may not permit us to meet our scheduled debt service obligations.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
We are subject to certain affirmative and negative debt covenants under the debt agreements governing our indebtedness that limit our and/or certain of our subsidiaries' ability to engage in specific types of transactions. These covenants limit our and/or certain of our subsidiaries', ability to, among other things:
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
All of the borrowings under the senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 0.25% increase in interest rates under the senior secured credit facilities (assuming the revolving credit facility was fully drawn) would increase our annual interest expense by approximately $4.4 million. The Federal Reserve has increased its reference rate by 4.00% between March and December 2022 with the end of its current rate tightening cycle and additional impact on our interest expense being uncertain. In the future, we may take various actions in order to reduce our interest rate risk. For example, we may pay down or repurchase our borrowings, or we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, interest on our Term Loan B and Revolver B is calculated in reference to LIBOR, the publication of which is expected to be discontinued in mid-2023. We are currently assessing the impact that the discontinuation of LIBOR may have on us. We are able to transition from LIBOR to Term SOFR at or before the discontinuation of LIBOR, the timing of which is at our discretion. It is possible that the transition from LIBOR to Term SOFR will result in interest rates and/or payments that result in higher borrowing costs over time than would have been our obligations if LIBOR continued to be available in its current form. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report for more information.
Risks Related to Our Common Stock
H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
H&F and the Sponsor collectively control approximately 38% of our voting equity. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, H&F and the Sponsor are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H&F and the Sponsor, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.
We are currently and may in the future be subject to securities or other stockholder litigation, which is expensive and could divert management attention.
In the past, following periods of volatility in the overall market and the market prices of particular companies' securities, securities class action or state stockholder lawsuits have often been instituted against publicly traded companies. We have been, and may in the future be, the target of this type of litigation and regulatory proceedings. For example, we were previously named as a defendant in two putative class action lawsuits relating to the Transactions that have since been consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) (“Delaware Stockholder Litigation”). While we were dismissed from the Delaware Stockholder Litigation, that consolidated lawsuit proceeded against other defendants affiliated with Churchill Capital III Corp. and we have agreed to indemnify certain of the defendants with respect to the Delaware Stockholder Litigation. On November 17, 2022, we and the parties to the Delaware Stockholder Litigation entered into a settlement agreement that, upon approval by the court, will fully and finally resolve this Delaware Stockholder Litigation.
The existence of litigation, claims, investigations and proceedings may harm our reputation, limit our ability to conduct our business in the affected areas and adversely affect the trading prices of our stock and/or other securities. The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could result in substantial costs and divert our management's attention and resources from other business concerns, which could seriously harm our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments, incur legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate.
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
These provisions provide for, among other things:
•the division of our Board into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•that directors may only be removed for cause, and only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of stock entitled to vote thereon, voting together as a single class;
•the ability of our Board to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•the right of H&F and Sponsor and certain of their respective affiliates to nominate a number of the members of our Board and the obligation of certain of our the other parties to the Investor Rights Agreement to support such nominees;
•certain limitations on convening special stockholder meetings; and
•that certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.
These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our Board will be authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our second amended and restated certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue 10,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our second amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to, or on parity with, our common stock, which may reduce its value.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements, debt service obligations, overall financial condition and other factors that our Board deems relevant. In addition, our ability to pay dividends on our common stock is currently limited by the covenants contained in the agreements governing our debt instruments, and may be further restricted by the terms of any future debt or preferred securities. We cannot guarantee that we will pay, or if commenced continue to pay, a dividend in the future. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
Any sale of our Class A common stock and warrants by a significant stockholder, or the perception that such sales may occur, could cause the market price of our securities to drop significantly, even if our business is doing well.
The market price of shares of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly by our significant stockholders, a large number of shares of our Class A common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.
In connection with the Merger Agreement, we, the Sponsor, Holdings, H&F and certain other parties thereto entered into the Investor Rights Agreement, pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions, which rights may facilitate the sale by these holders of a significant portion of our common stock. Sales of a substantial number of shares of our common stock in the public market could occur at any time.
Our Private Placement Warrants and Unvested Founder Shares are accounted for as derivative liabilities and changes in fair value for each period are reported in earnings, which may have an adverse effect on the market price of our Class A common stock.
As of December 31, 2022, we had Private Placement Warrants exercisable for an aggregate of 19,068,698 shares of our Class A common stock and Unvested Founder Shares contingently issuable for an aggregate of 12,404,080 shares of our Class A common stock outstanding. We account for the Private Placement Warrants and Unvested Founder Shares as liabilities. At each reporting period (i) the accounting treatment of the Private Placement Warrants and Unvested Founder Shares will be re-evaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the Private Placement Warrants and Unvested Founder Shares will be re-measured and the change in the fair value of the liability will be recorded as Change in fair value of Private Placement Warrants and Unvested Founder Shares in our consolidated statements of (loss) income and comprehensive (loss) income. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, risk-free rate and discount for lack of marketability. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the outstanding Private Placement Warrants, Unvested Founder Shares or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
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
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
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
•any reduction in, or withdrawal of, our credit ratings;
•the volume of our Class A common stock available for public sale;
•any major change in our Board or management;
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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions, inflation or interest rate changes, may seriously affect the market price of our securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We lease all of our properties, which are located in 12 states. Our corporate headquarters are located in New York, New York. Our primary data center is hosted by a leading provider of co-location hosting services in Texas. Our redundant data center is hosted by a leading provider of co-location hosting services within a facility located in Illinois.
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
While the Company was dismissed from the Delaware Stockholder Litigation, the consolidated lawsuit proceeded against the Churchill Defendants, some of whom we had agreed to indemnify with respect to the Delaware Stockholder Litigation.
On November 17, 2022, the Company and the parties to the Delaware Stockholder Litigation entered into a settlement agreement, which is subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company and its insurers have agreed to pay $33.75 million in exchange for a broad release of all claims related to the business combination and ownership of Churchill stock and warrants from February 19, 2020 through October 8, 2020. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Action and approved the settlement. We expect the court's ruling will become final in 30 days, at which point the Delaware Action will be fully and finally resolved, which will bring to an end all pending stockholder litigation against the Company and its directors.
As of December 31, 2022, the Company has accrued a contingent liability of $24.3 million in accrued legal settlements on the accompanying consolidated balance sheets in connection with the settlement of the Delaware Stockholder Litigation. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Item 4. Mine Safety Disclosures
N/A
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Ticker Symbols
Our Class A common stock and Public Warrants are currently listed on NYSE under the symbols "MPLN" and "MPLN.WS," respectively.

Holders
As of February 22, 2023, there were 92 holders of record of our Class A common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2023.
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

	October 9, 2020 ($)	December 31, 2021 ($)	March 31, 2022 ($)	June 30, 2022 ($)	September 30, 2022 ($)	December 31, 2022 ($)
MultiPlan Corporation	100.00	45.76	48.35	56.71	29.55	11.88
S&P 500 Index	100.00	139.52	133.10	111.67	106.22	114.25
S&P Composite 1500 Health Care Technology Index	100.00	137.40	130.95	117.05	111.16	117.13
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
Company Overview
MultiPlan is a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical cost and improving payment accuracy for the Payors of healthcare, which are health insurers, self-insured employers, and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
MultiPlan was founded in 1980 as a New York-based hospital network and has evolved both organically and through acquisition into an integrated data and analytics platform offering a suite of services, which efficiently address the cost of medical services. MultiPlan offers services to our customers in three categories:
•Analytics-Based Services: a suite of data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. These services are applied prior to the payment of the claim and are often processed within a day of receipt;
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest independent preferred provider organizations ("PPO") in the United States with over 1.3 million providers under contract, as well as outsourced network development and/or management services. These services are applied prior to the payment of the claim and are typically processed within a day of receipt; and
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars.
MultiPlan sits at the nexus of four constituencies - Payors, employers/plan sponsors, plan members and providers - offering an independent reimbursement solution to reduce healthcare costs in a manner that is systematic, efficient and fair to all parties involved. Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically health plan administrators ("Payors") who go out to market with our services. Over the last 40+ years, we have developed a platform that offers these Payors a single interface to a comprehensive set of services, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering independently developed fair and efficient reimbursements to healthcare providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the year ended December 31, 2022, our comprehensive services identified approximately $22.3 billion in potential medical cost savings.
We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is directly linked to the savings we identify, our revenue model is aligned with the interests of our customers.
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In connection with the DHP acquisition, the Company incurred transaction-related expenses of $0.1 million, $4.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Uncertainty Relating to the COVID-19 Pandemic
As discussed above and in Note 1 General Information and Business of the Notes to Consolidated Financial Statements included in this Annual Report, COVID-19 has negatively impacted our business, results of operations and financial condition since the first quarter of 2020.
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
For the year ended December 31, 2022, the Company’s revenues continued to be negatively impacted as a result of the volumes of medical charges received on non-COVID-19 claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, were to a lesser extent compared to the same period in 2020 and 2021, as vaccination rates have increased and most restrictions on medical services have been lifted.
The extent of the ultimate impact of COVID-19 will depend on future developments of the pandemic which remain uncertain. These developments include the number of confirmed cases, the emergence of highly contagious variants, and any actions taken by federal, state and local governments such as economic relief efforts, as well as the U.S. and global economies, consumer behavior and healthcare utilization patterns.
Uncertainty Relating to Healthcare Utilization
Although claims volumes have declined for the year ended December 31, 2022, as compared to the year ended December 31, 2021, the average charge per claim has increased during this time period. The volumes include claims and medical charges processed from our commercial health plans, largely representing our group health Network Based-Services and Analytics-Based Services business, indicate short-term changes in utilization of the healthcare system by commercial health plan members, including on COVID-19 claims. The change in health system utilization may reflect changes in the labor market, monetary policy and inflationary pressures, and other economic conditions that induce health plan members to postpone or forego certain elective care, as well as a decline in COVID-19 testing and treatment since the beginning of 2022.
The duration and severity of the change in healthcare utilization will depend on future developments that remain uncertain, including the U.S. and global economies, consumer behavior, health system capacity, and other factors that could impact utilization patterns, in addition to any actions taken by federal, state and local governments.
Factors Affecting Our Results of Operations

Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
Effective with this report, we have modified the methodology for capturing and reporting medical charges processed and potential medical cost savings from previously reported submissions. We believe this new methodology provides additional insight into our business, increases alignment with our revenue reporting, and will provide a more accurate portrayal of our portfolio of services as we grow our business through the addition of new claims flows and new service offerings.
The change in methodology groups our claims charges into two categories that correspond to differing characteristics of identified savings performance:
•Commercial Health Plans. This category primarily represents our Network-Based Services and Analytics-Based Services claims. These claims are pre-payment in nature, generate savings through repricing, and are characterized by a higher percentage of potential medical cost savings as a percentage of medical charges processed. For the year ended December 31, 2022, this category represented approximately 92% of our revenues. Services included in this category are as follows:
◦Network-Based Services
▪Commercial health primary networks
▪Commercial health complementary networks
◦Analytics-Based Services (All Analytics-Based Services are included in this category)
▪Reference-Based Pricing
▪Value-Driven Health Plan Services
▪Financial Negotiation
▪Surprise Billing Services
◦Payment and Revenue Integrity Services
▪Clinical Negotiations
•Payment & Revenue Integrity Services, Property & Casualty, and Other. This category includes claims that typically generate savings at a lower percentage of charge volumes or that are processed on a per-claim or flat fee basis (rather than a percentage of savings basis), as well as other network services. These claims are both pre-payment and post-payment in nature. For the year ended December 31, 2022, this category represented approximately 8% of our revenues. Services included in this category are as follows:
◦Payment and Revenue Integrity Services
▪Pre-Payment Clinical Reviews
▪Coordination of Benefits and Subrogation Services
▪Data Mining
▪Revenue Integrity Services
◦Network-Based Services
▪Property & Casualty Network Services (pre-payment)
▪Other network services
Additional changes to the reporting are as follows:

•DHP claims that were previously excluded from our reporting of medical charges processed and potential medical cost savings are included in the data presented below since the date of acquisition of February 26, 2021.
•Medical charges processed and potential medical cost savings are reported based on closed claims date, such that the reported claims are claims that have closed during the period presented, which more closely aligns with our receipt of revenue during that period. Previous reporting included claims based on receipt date so that at the conclusion of any time period there were medical charges processed that would not include the ultimate potential medical cost savings achieved for that claim.
•Future development of previously reported medical charges processed and potential medical cost savings due to customer claim resubmissions or cancellation of claims will be included in the future reporting period in which that future development occurs. Examples include, but are not limited to, adjudication changes, billing changes, and elimination of claims that were later determined to be invalid.
The following table presents the medical charges processed and the potential savings identified for the periods presented. We have restated prior periods to report previously reported medical charges processed and potential medical cost savings calculated under this new methodology.

	Three Months Ended
(in billions)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Commercial Health Plans
Medical charges processed	$18.1	$17.9	$18.6	$19.5	$20.0	$19.2	$19.0	$18.5
Potential medical cost savings	$5.1	$5.1	$5.4	$5.5	$5.6	$5.3	$5.2	$5.0
Potential savings as % of charges	28.3%	28.6%	29.0%	28.3%	27.9%	27.7%	27.5%	27.3%

Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$20.9	$20.8	$20.8	$18.6	$18.3	$18.3	$17.0	$13.9
Potential medical cost savings	$0.3	$0.3	$0.3	$0.2	$0.3	$0.3	$0.3	$0.2
Potential savings as % of charges	1.4%	1.3%	1.3%	1.3%	1.4%	1.4%	1.6%	1.7%

Total
Medical charges processed	$39.0	$38.7	$39.4	$38.1	$38.3	$37.5	$36.1	$32.4
Potential medical cost savings	$5.4	$5.4	$5.7	$5.8	$5.8	$5.6	$5.5	$5.3
Potential savings as % of charges	13.9%	14.0%	14.4%	15.2%	15.2%	14.8%	15.2%	16.3%

	Year Ended December 31,
(in billions)	2022	2021
Commercial Health Plans
Medical charges processed	$74.2	$76.6
Potential medical cost savings	$21.2	$21.1
Potential savings as % of charges	28.6%	27.6%

Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$81.0	$67.6
Potential medical cost savings	$1.1	$1.0
Potential savings as % of charges	1.3%	1.5%

Total
Medical charges processed	$155.2	$144.2
Potential medical cost savings	$22.3	$22.1
Potential savings as % of charges	14.3%	15.4%
Medical charges processed represent the aggregate dollar amount of claims processed by our cost management and payment accuracy solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our solutions.
Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management and payment accuracy solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers, and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims.
Business Model
Our business model avoids reimbursement, underwriting and malpractice risk and exposure. We do not provide or manage healthcare services or provide medical care. This reduces our exposure to state and federal regulations that are imposed on insurers and medical services providers.
Healthcare Industry Exposure
According to CMS, healthcare expenditures will grow from $4.5 trillion, or 18.2% of U.S. GDP in 2022, to represent 19.6% of GDP by 2030, representing a compound annual growth rate of 5.2%. There are a multitude of factors driving this expected growth, including recent regulations and ongoing secular trends, such as the aging population and other demographic factors, which are driving expanded healthcare coverage and increased utilization in the long-term. Additional growth in healthcare costs are driven by availability of new medical technologies, therapies, and modalities. As expenditures continue to rise, stakeholders and especially Payors, are becoming increasingly focused on solutions that reduce medical costs and improve payment accuracy.
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network, (ii) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, and (iii) Payment and

Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate. Approximately 92% of revenues for the year ended December 31, 2022 were based on a PSAV achieved rate.
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
Loss on Impairment of Goodwill and Intangible Assets
A loss on impairment is recorded in connection with the quantitative impairment testing of our goodwill and indefinite-lived intangibles, and is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and their fair value is less than their carrying value.
Interest Expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs and discounts.
Interest Income
Interest income consists primarily of bank interest.
(Gain) Loss on Extinguishment of Debt
The Company recognizes a loss (gain) on extinguishment of debt for the difference between the net carrying amount of the extinguished debt immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
(Gain) Loss on Investments
(Gain) loss on investments consists of the changes in the fair value of the Company's investments.

Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures, at each reporting period, the fair value of the Private Placement Warrants and Unvested Founder Shares. The changes in fair value are primarily due to the change in the stock price of the Company's Class A common stock and the passage of time over that period.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, loss on impairment of goodwill and intangible assets and stock-based compensation. See our consolidated financial statements included in this Annual Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net (loss) income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, other expense, gain on change in fair value of Private Placement Warrants and

Unvested Founder Shares, loss on impairment of goodwill and intangible assets and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.
The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net (loss) income	$(572,912)	$102,080	$(520,564)
Adjustments:
Interest expense	303,401	267,475	335,638
Interest income	(3,500)	(30)	(288)
Income tax provision (benefit)	12,169	33,373	(26,343)
Depreciation	68,756	64,885	60,577
Amortization of intangible assets	340,536	340,210	334,697
Non-income taxes	1,653	1,698	3,221
EBITDA	$150,103	$809,691	$186,938
Adjustments:
Other expenses, net (1)	4,477	8,295	1,095
Integration expenses	4,055	9,460	801
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(67,050)	(32,596)	(35,422)
Transaction-related expenses	34,693	9,647	31,689
(Gain) loss on investments	(289)	(25)	12,165
(Gain) loss on extinguishment of debt	(34,551)	15,843	102,993
Loss on impairment of goodwill and intangible assets	662,221	—	—
Stock-based compensation	15,083	18,010	406,054
Adjusted EBITDA	$768,742	$838,325	$706,313
(1)"Other expenses, net" represents miscellaneous non-recurring income, miscellaneous non-recurring expenses, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the years ended December 31, 2022 and 2021 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, stock-based compensation, and net insurance premiums associated with our captive insurance company, which are eliminated in the consolidated financial reporting of MultiPlan Corporation. For the years ended December 31, 2022, 2021 and 2020 interest expense for MultiPlan Corporation was $81.9 million, $82.1 million, and $107.2 million higher than interest expense, respectively, for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible Notes (issued on October 8, 2020) and Senior PIK Notes (redeemed October 8, 2020) including amortization of discount on Senior PIK Notes, net of debt issue costs. For the years ended December 31, 2022, 2021, and 2020, the change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH. In the year ended December 31, 2022, and 2021, MPH had higher EBITDA expenses than MultiPlan Corporation of $2.9 million and $0.4 million, respectively due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net (loss) income to Adjusted EPS for the periods presented:

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2020

Net (loss) income	$(572,912)	$102,080	$(520,564)
Adjustments:
Amortization of intangible assets	340,536	340,210	334,697
Other expenses, net (1)	4,477	8,295	1,095
Integration expenses	4,055	9,460	801
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(67,050)	(32,596)	(35,422)
Transaction-related expenses	34,693	9,647	31,689
(Gain) loss on investments	(289)	(25)	12,165
(Gain) loss on extinguishment of debt	(34,551)	15,843	102,993
Loss on impairment of goodwill and intangible assets	662,221	—	—
Stock-based compensation	15,083	18,010	406,054
Estimated tax effect of adjustments	(91,295)	(98,671)	(106,989)
Adjusted net income	$294,968	$372,253	$226,519

Weighted average shares outstanding – Basic	638,925,689	651,006,567	470,785,192

Net (loss) income per share – basic	$(0.90)	$0.16	$(1.11)
Adjusted earnings per share	$0.46	$0.57	$0.48
(1)"Other expenses, net" represents miscellaneous non-recurring income, miscellaneous non-recurring expenses, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
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
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. In connection with the DHP acquisition, the Company incurred transaction-related expenses of $0.1 million, $4.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Debt Refinancings, Repayments and Repricing
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of a Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, issued with a discount of 1.00%, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G for a total redemption price of $2,341.0 million, and pay fees and expenses in connection therewith. As a result, we recognized a loss on debt extinguishment of $15.8 million in the year ended December 31, 2021.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 8.98% and 4.75% as of December 31, 2022 and 2021, respectively.
During November and December of 2022, the Company repurchased and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $34.6 million in the year ended December 31, 2022.
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
In connection with the issuance of our debt instruments, the Company incurred specific expenses, including commissions, fees and expenses of investment bankers and underwriters, registration and listing fees, accounting and legal fees pertaining to the financing and other external, and incremental expenses paid to advisors that were directly attributable to realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method. The amortization of the debt issuance costs and discounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
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
For the year ended December 31, 2022, the Company has granted 7.3 million Employee NQSOs, 4.0 million Employee RSUs, and 0.2 million Director RSUs under the 2020 Omnibus Incentive Plan. For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of 15.1 million and 18.0 million, respectively, in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

Results of Operations for the Years Ended December 31, 2022 and 2021
The following table provides the results of operations for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Revenues
Network-Based Services	$245,280	$278,457	$(33,177)	(11.9)%
Analytics-Based Services	713,715	709,272	4,443	0.6%
Payment and Revenue Integrity Services	120,721	129,873	(9,152)	(7.0)%
Total Revenues	$1,079,716	$1,117,602	$(37,886)	(3.4)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	204,098	175,292	28,806	16.4%
General and administrative expenses	166,837	151,095	15,742	10.4%
Depreciation expense	68,756	64,885	3,871	6.0%
Amortization of intangible assets	340,536	340,210	326	0.1%
Loss on impairment of goodwill and intangible assets	662,221	—	662,221	NM
Operating (loss) income	(362,732)	386,120	(748,852)	(193.9)%
Interest expense	303,401	267,475	35,926	13.4%
Interest income	(3,500)	(30)	(3,470)	NM
(Gain) loss on extinguishment of debt	(34,551)	15,843	(50,394)	(318.1)%
Gain on investments	(289)	(25)	(264)	NM
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(67,050)	(32,596)	(34,454)	105.7%
Net (loss) income before taxes	(560,743)	135,453	(696,196)	(514.0)%
Provision for income taxes	12,169	33,373	(21,204)	(63.5)%
Net (loss) income	$(572,912)	$102,080	$(674,992)	NM
NM = Not meaningful
Revenues
Revenues decreased $37.9 million, or 3.4%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease in revenues was due to decreases in Network-Based Service revenues of $33.2 million, and Payment and Revenue Integrity Services of $9.2 million, partially offset by a $4.4 million increase in Analytics-Based Services revenues.
Network-Based Services revenues decreased $33.2 million, or 11.9%, in the year ended December 31, 2022, as compared to the year ended December 31, 2021. Of this decrease, $31.7 million was primarily related to lower identified potential medical cost savings on Network-Based Services claims received from customers, partially due to reduced health system utilization as evidenced by lower claims volume, lower COVID-19-related claims volumes, the shift of certain claims volumes that previously would have been processed against our network to Analytics-Based Services claims volumes, customer contract adjustments, and some customer attrition. The remaining $1.5 million decrease was related to decreases in PEPM and other network revenues.
Analytics-Based Services revenues increased $4.4 million, or 0.6%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Of this increase, $5.8 million was due to increases in PEPM Analytic-Based Services revenues primarily due to organic growth in our value-driven health plan service line of business, partially offset by a $1.4 million decrease in PSAV Analytics-Based Services revenues primarily due to customer contract adjustments.

Payment and Revenue Integrity Services revenues decreased $9.2 million, or 7.0%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Of this decrease, $22.0 million was primarily related to lower savings on medical charges processed on claims received from customers in our pre-payment integrity line of business and customer contract adjustments, offset by increases of $12.8 million in our post-payment integrity line of business, due to $5.7 million of acquired revenues from DHP and $7.1 million of organic growth in this service line.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Personnel expenses excluding stock-based compensation	$169,703	$147,342	$22,361	15.2%
Stock-based compensation	3,351	2,618	733	28.0%
Personnel expenses including stock-based compensation	173,054	149,960	23,094	15.4%
Access and bill review fees	16,580	13,526	3,054	22.6%
Other cost of services expenses	14,464	11,806	2,658	22.5%
Total costs of services	$204,098	$175,292	$28,806	16.4%
The increase in costs of services of $28.8 million, or 16.4%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to increases in personnel expenses of $23.1 million, access and bill review fees of $3.1 million, and other costs of services expenses of $2.7 million.
The increase in personnel expenses, including contract labor, of $23.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021 was primarily due to increases in stock-based compensation of $0.7 million and non-stock-based compensation-related personnel expenses of $22.4 million, primarily due to increases in employee headcount, year-over-year compensation increases, and a $3.9 million increase in compensation related expenses from the acquisition of DHP, which was acquired on February 26, 2021.
The increase in access and bill review fees of $3.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to an increase in claims processing fees of $3.1 million and bill review fees of $0.3 million, partially offset by a decrease in network access fees of $0.4 million. The increases in other costs of services expenses of $2.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily related to a decrease in the integration expense offset of $2.6 million, an increase in travel and meeting expenses of $1.2 million, partially offset by decreases in professional fees of $0.6 million and decreases in other net costs of services expenses of $0.5 million.
General and Administrative Expenses

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$120,412	$126,056	$(5,644)	(4.5)%
Stock-based compensation	11,732	15,392	(3,660)	(23.8)%
Transaction-related expenses	34,693	9,647	25,046	259.6%
General and administrative expenses	$166,837	$151,095	$15,742	10.4%
The increase in general and administrative expenses of $15.7 million, or 10.4%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021 was primarily due to increases in transaction-related expenses of $25.0 million, non-stock-based compensation expenses of $2.6 million, insurance of $1.1 million primarily related to higher insurance costs, equipment lease and maintenance of $1.4 million, and telecommunication expenses of $0.9 million, and net increase in other expenses of $2.0 million, partially offset by decreases in stock-based compensation of $3.7 million, integration expenses of $5.4 million primarily related to the acquisitions of HST and DHP, professional fees of $1.1 million, loss on disposal of equipment of $1.8 million, and an increase in the capitalized software development offset of $5.3 million. The increase in non-stock-based compensation of $2.6 million was primarily due to an increase in contract labor of $6.6 million, offset by a net decrease in employee-related compensation expenses of $4.0 million. The increase in Transaction-related expenses of $25.0 million is primarily related to the Delaware Stockholder Litigation settlement and related legal fees which is further described in Note 13 Commitments and Contingencies.
Depreciation Expense
The increase in depreciation expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to purchases of property and equipment, including internally generated capitalized software in the years ended December 31, 2022 and 2021, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in the amortization of intangible assets for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the acquisitions of HST and DHP. This expense represents the amortization of intangible assets, as explained above and in the Notes to Consolidated Financial Statements.
Loss on Impairment of Goodwill and Intangible Assets
For the year ended December 31, 2022, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a $662.2 million expense for losses on impairment of intangible assets. This amount includes $657.9 million for the loss on impairment of goodwill, and $4.3 million for the loss on impairment of trade names.
Interest Expense and Interest Income
The increase in interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 of $35.9 million, or 13.4%, was due to the increase in LIBOR and increase in interest rates due to the effect of the refinancing on August 24, 2021 when MPH issued new senior secured credit facilities composed of Term Loan B and Revolver B, and issued the 5.50% Senior Secured Notes, using the net proceeds to repay all of the outstanding balance of Term Loan G. Our annualized weighted average cash interest rate increased by 2.03% across our total debt in the year ended December 31, 2022, as compared to the year ended December 31, 2021.
As of December 31, 2022, our long-term debt was $4,741.9 million and included (i) $1,295.2 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $11.1 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,163.8 million of 5.750% Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $23.6 million, and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $32.4 million. As of December 31, 2022, our total debt had an annualized weighted average cash interest rate of 6.67%..
As of December 31, 2021, our long-term debt was $4,879.1 million and included (i) $1,308.4 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $12.9 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,300.0 million of 5.750% Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $27.7 million, and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $38.8 million. As of December 31, 2021, our total debt had a weighted average cash interest rate of 4.64%.
Loss (gain) on extinguishment of debt
In the year ended December 31, 2022, the Company repurchased in the open market and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of debt of $34.6 million, representing the difference between the purchase price including associated fees and the net carrying value.
As a result of the refinancing transactions of August 24, 2021, the Company recognized a loss on extinguishment of debt of $15.8 million for the year ended December 31, 2021, representing the difference between Term Loan G's net carrying amount immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company measures at each reporting period the fair values of the Private Placement Warrants and Unvested Founder Shares. For the year ended December 31, 2022, the fair values of the Private Placement Warrants and the Unvested Founder Shares decreased by $67.1 million and $32.6 million, respectively. The decrease was primarily due to the variations in the stock price of the Company's Class A common stock over that period.

Provision (Benefit) for Income Taxes
Net loss before income taxes for the year ended December 31, 2022 of $560.7 million generated a provision for income taxes of $12.2 million with an effective tax rate of (2.2)%. Net income before income taxes for the year ended December 31, 2021 of $135.5 million generated a provision for income taxes of $33.4 million with an effective tax rate of 24.6%. Our effective tax rate for the year ended December 31, 2022 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, non-deductible intangible asset impairment charge, limitations on executive compensation, changes in the Company’s deferred state tax rate due to previous acquisitions, tax credits, operations and state tax expense.
Our effective tax rate for the year ended December 31, 2021 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, changes in the Company's deferred state tax rate due to operations, and state tax expense.
Results of Operations for the Years Ended December 31, 2021 and December 31, 2020
For a discussion comparing our consolidated operating results from the year ended December 31, 2021 with the year ended December 31, 2020, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Years Ended December 31, 2021 and December 31, 2020" in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Commission on February 25, 2022.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $340.6 million, which includes restricted cash of $6.5 million, and $448.2 million of loan availability under the revolving credit facility. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. As of December 31, 2022, we have three letters of credit totaling $1.8 million of utilization against the revolving credit facility. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits.
On August 27, 2021, the Company's Board approved a share repurchase program authorizing the Company to repurchase up to $250.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expired on December 31, 2022. As of December 31, 2022, the Company has repurchased approximately $100.0 million of its Class A common stock as part of this program using cash on hand.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our working capital and, capital expenditure and other cash requirements for the next twelve months and for the long term. We may from time to time at our sole discretion, purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital, and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$372,364	$404,687
Investing activities	$(104,446)	$(228,379)
Financing activities	$(115,738)	$(114,684)

For the year ended December 31, 2022 as compared to the year ended December 31, 2021
Cash Flows from Operating Activities
Cash flows from operating activities provided $372.4 million for the year ended December 31, 2022 and $404.7 million for the year ended December 31, 2021. This $32.3 million, or 8.0%, decrease in cash flows from operating activities was primarily the result of decrease in net income of $675.0 million, after adjusting for non-cash items of $543.3 million, offset by changes in net working capital of $99.4 million.
The $543.3 million increase in non-cash items was primarily due to the change in the loss on impairment of goodwill and intangible assets of $662.2 million, change in the (gain) loss on extinguishment of debt of $50.4 million, change in the deferred tax benefit of $32.4 million, and the change in fair value of Private Placement Warrants and Unvested Founder Shares of $34.5 million.
The decrease in net income of $675.0 million was primarily the result of the loss on impairment of goodwill and intangible assets of $662.2 million, as explained above.
During the year ended December 31, 2022, $55.3 million was provided by changes in working capital including decreases in net accounts receivable of $21.0 million primarily due to decreases in year-over-year revenues and timing of collections, decreases in prepaid expenses and other assets of $2.8 million, decreases in prepaid taxes of $3.7 million, and increases in accounts payable and accrued expenses of $34.3 million, offset by decreases in operating lease obligations of $6.5 million.
During the year ended December 31, 2021, $44.0 million was used by changes in working capital including increases in net accounts receivable of $33.8 million primarily due to increases in year-over-year revenues and timing of collections, increases in prepaid expenses and other assets of $7.0 million, increases in prepaid taxes of $5.1 million and decreases in operating lease obligations of $5.9 million, offset by increases in accounts payable and accrued expenses of $7.7 million.
Cash Flows from Investing Activities
For the year ended December 31, 2022, net cash of $104.4 million was used in investing activities including $89.7 million for purchases of property and equipment and capitalization of software development and $15.0 million for purchase of equity investments, offset by proceeds from the sale of investment of $0.3 million. For the year ended December 31, 2021, net cash of $228.4 million was used in investing activities including $149.7 million for the acquisition of DHP and $84.6 million for purchases of property and equipment and capitalization of software development, offset by proceeds from the sale of an investment of $5.6 million. This increase in purchases of property and equipment and capitalization of software development of $5.1 million was primarily due to increased capitalization of software development on capital projects primarily to enhance our information technology infrastructure and platforms to increase efficiencies, data security, and service line capabilities.
Cash Flows from Financing Activities
Cash flows used in financing activities for the year ended December 31, 2022 were $115.7 million primarily consisting of the repurchase of 5.750% Notes for $100.0 million, repayments of Term Loan B of $13.3 million, and $2.5 million of taxes paid on net settlement of vested share awards.
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
For the year ended December 31, 2021 as compared to the year ended December 31, 2020
For a discussion comparing our cash flows from operating activities, investing activities, and financing activities from the year ended December 31, 2021 with the year ended December 31, 2020, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow Summary – For the year ended December 31, 2021 as compared to the year ended December 31, 2020" in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Commission on February 25, 2022.
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
Interest on the senior secured credit facilities is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 8.98% as of December 31, 2022.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at December 31, 2022 and 2021. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the agreement.
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
During November and December of 2022, the Company repurchased and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $34.6 million in the year ended December 31, 2022.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 2.64 times and 2.61 times as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021 we were in compliance with all of the debt covenants.
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
Critical Accounting Policies and Estimates
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
Revenue Recognition
We derive revenues from contracts with customers by selling various cost management services and solutions. Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenues will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenues that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between our estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and these estimates are based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available.
See Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.
Goodwill
Goodwill is calculated as the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020 and the DHP acquisition in 2021. The carrying value of goodwill was $3,705.2 million and $4,363.1 million as of December 31, 2022 and 2021, respectively. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so.
The Company tests goodwill for impairment at least annually as of November 1, or more frequently if there are events or circumstances indicating the carrying value of our reporting unit may exceed its fair value on a more likely than not basis. The impairment assessment compares the fair value of the reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of the reporting unit exceeds its fair value.
We perform our annual impairment assessment of goodwill and indefinite-lived intangible assets as of November, however, based on significant declines in our market capitalization during the second half of the fourth quarter of 2022, we performed a quantitative impairment test as of December 31, 2022.
In the quantitative impairment test of our indefinite-lived intangibles, which consist of trademarks, we calculate the estimated fair value using the relief from royalty method. Under this method a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value.
The estimated fair value of our indefinite-lived intangibles was less than their carrying value and as a result a loss on impairment $4.3 million was recorded during the year ended December 31, 2022.
In the quantitative impairment test of goodwill, we calculate the estimated enterprise fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. This estimated enterprise fair value is then reconciled to our market enterprise value based on our market capitalization at year end with an appropriate implied market participant acquisition premium.
Qualitative impairment assessments were performed for the years ended December 31, 2021 and 2020.
The quantitative assessment of our goodwill as of December 31, 2022 indicated that the estimated fair value of the reporting unit of approximately $6.3 billion was less than its carrying value of approximately $6.9 billion. As a result, a loss on impairment of $657.9 million was recorded during the year ended December 31, 2022.
The loss on impairment of goodwill and intangible assets was primarily due to the impacts of macroeconomic factors. Our discounted cash flow analysis and the relief from royalty analysis utilized a higher discount rate for the 2022 impairment test, primarily due to central banks raising interest rates in 2022.
Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting unit include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting unit could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. If the future financial performance falls below our expectations or there are unfavorable revisions to significant assumptions, or if our market capitalization significantly declines, we may need to record an additional non-cash loss on impairment of goodwill and intangible assets charge in a future period.
Stock-Based Compensation
Prior to the Transactions
Stock-based compensation expense includes costs associated with Units awarded to certain members of key management. Stock-based compensation is measured at the grant date based on the fair value of the Unit and is recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the Unit. The fair value of the Units is re-measured at each reporting period. Based on the put right available to the employee participants, stock-based compensation Units have been accounted for as a liability classified within Holdings' consolidated financial statements and we recorded these Units within shareholders' equity as an equity contribution from Holdings based on the fair value of the outstanding Units at each reporting period.
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
The following table shows the significant assumptions in the development of the fair value of the Private Placement Warrants and the Unvested Founder Shares:

	Year Ended December 31,
Significant Unobservable Inputs	2022	2021
Stock price	$1.15	$4.43
Strike price	$11.50	$11.50
Remaining life (in years)	2.75	3.75
Volatility	72.7%	79.0%
Risk-free interest rate	4.3%	1.1%
Expected dividend yield	—%	—%
Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in our financial statements, including our recent earnings history, current and projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, any changes in current tax law, the TCJA and available tax planning strategies.
Customer Concentration
Three customers individually accounted for 32%, 20% and 10% of revenues for the year ended December 31, 2022 and 34%, 19% and 10% of revenues for the year ended December 31, 2021 and 35%, 20% and 9% of revenues for the year ended December 31, 2020. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
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
Interest Rate Risks. We are exposed to changes in interest rates. Borrowings under our senior secured credit facilities are variable rate debt. Interest rate changes generally impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. A 100-basis point increase (decrease) in the variable interest rates under Term Loan B would result in a $13.1 million increase (decrease) in interest expense, per annum on our borrowings.
We may manage our exposure to fluctuations in interest rates with respect to our senior secured credit facilities by entering into interest rate swap or cap agreements. From time to time, we have entered into interest rate swap and cap agreements or other financial instruments in the normal course of business for purposes other than trading. These financial instruments were used to mitigate interest rate or other risks, although to some extent they exposed us to market risks and credit risks. We currently have no derivative instruments and had no derivatives in 2022, 2021 and 2020.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MultiPlan Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MultiPlan Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of (loss) income and comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PSAV Revenue – Variable Consideration

As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the compensation received from payors in exchange for various cost management services and solutions. Compensation from payors includes commissions received for each claim based on the percentage of savings (PSAV) achieved compared to the providers’ billed fee-for service rates. Revenue under a PSAV arrangement is entirely variable and variable consideration is estimated using the expected value method based on the Company’s historical experience and management’s best judgment at the time. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. For the year ended December 31, 2022, revenue from PSAV arrangements was $995.5 million.

The principal considerations for our determination that performing procedures relating to the PSAV revenue variable consideration, is a critical audit matter are (i) the significant judgment by management due to the measurement uncertainty involved in developing the estimates of variable consideration, as the estimates are based on assumptions developed using both customer-specific and aggregated factors related to historical billing and adjustment data, including the period of historical experience utilized in determining the estimate of variable consideration, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumption related to the period of historical experience.

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

Goodwill Impairment Assessment as of December 31, 2022

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,705.2 million as of December 31, 2022. Management tests goodwill for impairment at least annually on November 1, or more frequently if there are events or circumstances indicating the carrying value of the reporting unit may exceed its fair value on a more likely than not basis. Based on significant declines in the Company’s market capitalization, Management performed a quantitative impairment test as of December 31, 2022. Management estimated the fair value of the Company’s reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment as of December 31, 2022 is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, terminal growth rate, forecasted expenses and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, terminal growth rate, forecasted expenses and discount rate. Evaluating management’s significant assumptions related to forecasted revenues and forecasted expenses involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the Company; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and (ii) the reasonableness of the terminal growth rate and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 1, 2023
We have served as the Company’s auditor since 2009.

MULTIPLAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$334,046	$185,328
Restricted cash	6,513	3,051
Trade accounts receivable, net	78,907	99,905
Prepaid expenses	22,244	24,910
Prepaid taxes	1,351	5,064
Other current assets, net	3,676	999
Total current assets	446,737	319,257
Property and equipment, net	232,835	213,238
Operating lease right-of-use assets	24,237	30,104
Goodwill	3,705,199	4,363,070
Other intangibles, net	2,940,201	3,285,037
Other assets, net	21,895	9,701
Total assets	$7,371,104	$8,220,407
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,295	$13,005
Accrued interest	57,982	55,685
Operating lease obligation, short-term	6,363	6,883
Current portion of long-term debt	13,250	13,250
Accrued compensation	34,568	25,419
Accrued legal settlements	33,923	9,646
Other accrued expenses	16,463	18,020
Total current liabilities	175,844	141,908
Long-term debt	4,741,856	4,879,144
Operating lease obligation, long-term	20,894	26,725
Private Placement Warrants and Unvested Founder Shares	2,442	74,000
Deferred income taxes	639,498	753,825
Other liabilities	28	135
Total liabilities	5,580,562	5,875,737
Commitments and contingencies (Note 13)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 666,290,344 and 665,456,180 issued; 639,172,938 and 638,338,774 shares outstanding	67	67
Additional paid-in capital	2,330,444	2,311,660
Retained (deficit) earnings	(347,800)	225,112
Treasury stock — 27,117,406 and 27,117,406 shares	(192,169)	(192,169)
Total shareholders’ equity	1,790,542	2,344,670
Total liabilities and shareholders’ equity	$7,371,104	$8,220,407
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$1,079,716	$1,117,602	$937,763
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	204,098	175,292	318,675
General and administrative expenses	166,837	151,095	355,635
Depreciation	68,756	64,885	60,577
Amortization of intangible assets	340,536	340,210	334,697
Loss on impairment of goodwill and intangible assets	662,221	—	—
Total expenses	1,442,448	731,482	1,069,584
Operating (loss) income	(362,732)	386,120	(131,821)
Interest expense	303,401	267,475	335,638
Interest income	(3,500)	(30)	(288)
(Gain) loss on extinguishment of debt	(34,551)	15,843	102,993
(Gain) loss on investments	(289)	(25)	12,165
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(67,050)	(32,596)	(35,422)
Net (loss) income before taxes	(560,743)	135,453	(546,907)
Provision (benefit) for income taxes	12,169	33,373	(26,343)
Net (loss) income	$(572,912)	$102,080	$(520,564)

Weighted average shares outstanding – Basic	638,925,689	651,006,567	470,785,192
Weighted average shares outstanding – Diluted	638,925,689	651,525,791	470,785,192

Net (loss) income per share – Basic	$(0.90)	$0.16	$(1.11)
Net (loss) income per share – Diluted	$(0.90)	$0.16	$(1.11)

Comprehensive (loss) income	$(572,912)	$102,080	$(520,564)
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2019 (1)	415,700,000	$42	$1,347,613	$637,563	—	$—	$1,985,218

Class B Unit expense (Note 15)	—	—	405,843	—	—	—	405,843
2020 Omnibus Incentive Plan (Note 15)	31,250	—	211	—	(13,087)	(117)	94
Effect of the Mergers (Note 4)	128,806,148	13	(548,636)	—	—	—	(548,623)
Private Placement Warrants and Unvested Founder Shares (Note 10)	(12,404,080)	(2)	(142,017)	—	—	—	(142,019)
PIPE Investment, net of costs (Note 4)	132,050,000	13	1,467,396	—	—	—	1,467,409
Treasury stock purchases	—	—	—	—	(9,094,876)	(89,493)	(89,493)
Net loss	—	—	—	(520,564)	—	—	(520,564)
Balance as of December 31, 2020	664,183,318	$66	$2,530,410	$116,999	(9,107,963)	$(89,610)	$2,557,865

Effect of ASU 2020-06 (Note 3)	—	—	(233,874)	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan (Note 15)	1,272,862	1	16,354	—	—	—	16,355
Tax withholding related to vesting of equity awards	—	—	(1,230)	—	(345,733)	(2,559)	(3,789)
Repurchase of common stock	—	—	—	—	(17,663,710)	(100,000)	(100,000)
Net income	—	—	—	102,080	—	—	102,080
Balance as of December 31, 2021	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670

2020 Omnibus Incentive Plan (Note 15)	834,164	—	16,739	—	—	—	16,739
Tax withholding related to vesting of equity awards	—	—	(2,463)	—	—	—	(2,463)
Reclassification of Private Placement Warrants (Note 10)	—	—	4,508	—	—	—	4,508
Net loss	—	—	—	(572,912)	—	—	(572,912)
Balance as of December 31, 2022	666,290,344	$67	$2,330,444	$(347,800)	(27,117,406)	$(192,169)	$1,790,542
(1) The shares of the Company's common stock, prior to the Transactions, have been retroactively restated as shares reflecting the exchange ratio established in the Transactions.
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net (loss) income	$(572,912)	$102,080	$(520,564)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	68,756	64,885	60,577
Amortization of intangible assets	340,536	340,210	334,697
Amortization of the right-of-use asset	6,367	6,963	8,405
Loss on impairment of goodwill and intangible assets	662,221	—	—
Stock-based compensation	16,739	18,010	406,054
Deferred income taxes	(114,378)	(81,929)	(45,041)
Non-cash interest costs	10,539	12,259	22,888
Loss (gain) on extinguishment of debt	(34,551)	15,843	102,993
(Gain) Loss on equity investments	(289)	—	12,165
Loss on disposal of property and equipment	1,051	2,991	610
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(67,050)	(32,596)	(35,422)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	20,998	(33,826)	14,758
Prepaid expenses and other assets	2,795	(6,952)	(7,480)
Prepaid taxes	3,713	(5,064)	2,130
Operating lease obligation	(6,520)	(5,900)	(8,461)
Accounts payable and accrued expenses and other	34,349	7,713	29,065
Net cash provided by operating activities	372,364	404,687	377,374
Investing activities:
Purchases of property and equipment	(89,735)	(84,590)	(70,813)
Proceeds from sale of investment	289	5,641	—
Purchase of equity investments	(15,000)	—	—
HST Acquisition, net of cash acquired	—	246	(140,032)
DHP Acquisition, net of cash acquired	—	(149,676)	—
Net cash used in investing activities	(104,446)	(228,379)	(210,845)
Financing activities:
Repayments of Term Loan G	—	(2,341,000)	(369,000)
Extinguishment of 7.125% Notes	—	—	(1,615,583)
Extinguishment of Senior PIK Notes	—	—	(1,202,302)
Issuance of Senior Convertible PIK Notes	—	—	1,267,500
Repurchase of 5.750% Notes	(99,999)	—	—
Issuance of 5.750% Notes	—	—	1,300,000
Repayments of Term Loan B	(13,250)	(3,313)	—
Issuance of Term Loan B	—	1,298,930	—
Issuance of 5.50% Senior Secured Notes	—	1,034,520	—
Taxes paid on settlement of vested share awards	(2,463)	(3,789)	—
Borrowings on revolving credit facility	—	—	98,000
Repayment of revolving credit facility	—	—	(98,000)
Effect of the Transactions	—	—	682,408

MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows Continued
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Purchase of treasury stock	—	(100,000)	(101,123)
Payment of debt issuance costs	—	—	(23,489)
Borrowings on finance leases, net	(26)	(32)	(10)
Net cash used in financing activities	(115,738)	(114,684)	(61,599)
Net increase in cash, cash equivalents and restricted cash	152,180	61,624	104,930
Cash, cash equivalents and restricted cash at beginning of period	188,379	126,755	21,825
Cash, cash equivalents and restricted cash at end of period	$340,559	$188,379	$126,755

Cash and cash equivalents	$334,046	$185,328	$126,755
Restricted cash	6,513	3,051	—
Cash, cash equivalents and restricted cash at end of period	$340,559	$188,379	$126,755

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$4,784	$5,930	$4,334
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,631	$6,880	$10,210
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(289,766)	$(231,049)	$(312,349)
Income taxes, net of refunds	$(124,082)	$(131,517)	$(3,917)
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
Business
We are a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical cost and improving billing and payment accuracy for the Payors of healthcare, which are health insurers, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services. The Company, through its operating subsidiary, MultiPlan, Inc., offers these solutions nationally through its Analytics-Based Services, which reduce medical cost through data-driven algorithms which detect claims over-charges and either negotiate or recommend fair reimbursement using a variety of data sources and pricing algorithms, its Network-Based Services, which reduce medical cost through contracted discounts to form one of the largest independent preferred provider organizations in the United States, and outsourced network development and/or management services; and its Payment and Revenue Integrity Services, which reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, for the most part our customers are Payors. We offer these Payors a single electronic gateway to a highly-integrated and comprehensive set of services in each of the above three categories, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering fair and efficient payments to the providers. For the year ended December 31, 2022, our expansive network included access to over 1.3 million healthcare providers.
Payors generally aim to pay provider claims at a discount to reduce cost, to eliminate any improperly billed charges before payment is made, and to recover any incorrectly paid charges after payment is made. Our Analytics-Based Services discount claims using data-driven negotiation and/or re-pricing methodologies to support payments to providers with whom contractual discounts are not possible and are generally priced based on a percentage of savings achieved. Also included in this category are services that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These services are generally priced at a bundled PEPM rate. Our Network-Based Services offer Payors a

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
broad network of discounted rates for providers with whom Payors do not have a contractual relationship, and are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This service category also includes customized network development and management services for Payors seeking to expand their network footprint using outsourced services. These build services are generally priced on a per provider contract or other project-based price. Our Payment and Revenue Integrity Services use data, technology and clinical expertise to assist Payors in identifying improper, unnecessary and excessive charges before or after claims are paid, as well as issues with premiums paid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned.
The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2022, December 31, 2021 and December 31, 2020. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company's estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, recoverability of long-lived assets, goodwill, valuation of Private Placement Warrants and Unvested Founder Shares, valuation of stock-based compensation awards and income taxes.
COVID-19
COVID-19 has negatively impacted our business, results of operations, and financial condition during the years ended December 31, 2022, 2021 and 2020.
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
For the year ended December 31, 2022, the Company’s revenues continue to be negatively impacted as a result of the medical charges received on non-COVID-19 claims from customers not yet reaching pre-COVID-19 pandemic levels due to fewer elective medical procedures and non-essential medical services. Such negative impacts, however, are to a lesser extent compared to the same period in 2020 and 2021, as vaccination rates have increased and most restrictions on medical services have been lifted.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value due to the short maturity of those investments. The Company had deposits in two major financial institutions that exceeded Federal Deposit Insurance Corporation insurance limits. Management believes the credit risk related to these deposits is minimal.
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
Allowance for Doubtful Accounts
The Company is paid for virtually all of its services by insurance companies, third-party administrators and employers. Management estimates constraints on variable consideration for anticipated contractual billing adjustments that its customers or the Company may make to invoiced amounts; refer to Revenue Recognition accounting policies for additional detail. Management also maintains allowances for doubtful accounts for estimated losses resulting from the Company's customers' inability to make required payments. The Company establishes an allowance for doubtful accounts based upon a specific customer's credit risk.
The following table details the changes in the allowance for doubtful accounts:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

(in thousands)	2022	2021	2020
Allowance as of January 1,	$415	$466	$408
Provision for doubtful accounts	—	—	58
Write-offs of uncollectible receivables	—	(51)	—
Allowance as of December 31,	$415	$415	$466
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
The Company tests goodwill for impairment at least annually on November 1, or more frequently if there are events or circumstances indicating the carrying value of our reporting unit may exceed its fair value on a more likely than not basis. The impairment assessment compares the fair value of the reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of the reporting unit exceeds its fair value.
Important factors that may trigger an impairment review include but are not limited to:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•significant decline in the trading price of our Class A common stock; and
•significant negative industry or economic trends.
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
In the quantitative impairment test of goodwill, we calculate the estimated enterprise fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. This estimated enterprise fair value is then reconciled to our market enterprise value at year end within an appropriate implied market participant acquisition premium. Our market enterprise value is defined as our market capitalization plus our long-term debt, less our cash and cash equivalents and our non-operating assets. An implied market participant acquisition premium represents the additional value a buyer would pay to obtain control of the respective reporting unit because having control would lead to either higher cash flows, lower cost of capital or both. The carrying amount of the reporting unit consists of all assets and liabilities used to operate the reporting unit and if that carrying amount of the reporting unit after all of the reporting unit's other assets (excluding goodwill) have been adjusted for impairment exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Indefinite-lived intangible assets, such as certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. In the quantitative impairment test of our indefinite-lived intangibles, we calculate the estimated fair value using the relief from royalty method. Under this method a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value.
We performed our annual impairment assessment of goodwill and indefinite-lived intangible assets as of November, however, based on significant declines in our market capitalization during the second half of the fourth quarter of 2022, we performed a quantitative impairment test as of December 31, 2022.
The estimated fair value of our indefinite-lived intangibles was less than their carrying value and as a result a loss on impairment of $4.3 million was recorded during the year ended December 31, 2022.
The quantitative assessment of our goodwill as of December 31, 2022 indicated that the estimated fair value of the reporting unit of approximately $6.3 billion was less than its carrying value of approximately $6.9 billion. As a result, a loss on impairment of $657.9 million was recorded during the year ended December 31, 2022.
The loss on impairment of goodwill and intangible assets was primarily due to the impacts of macroeconomic factors. Our discounted cash flow analysis and the relief from royalty analysis utilized a higher discount rate for the 2022 impairment test, primarily due to central banks raising interest rates in 2022.
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
Following is a summary of the range of estimated useful life of other intangible assets:

Asset Classification	Range of Estimated Useful Life
Customer relationships	10 to 16 years
Provider Network	15 years
Technology	4 to 5 years
Trade Names	1 year to indefinite
See Note 8 Goodwill and Other Intangible Assets for additional information.
Revenue Recognition
All revenue recognized in the consolidated statements of (loss) income and comprehensive (loss) income is considered to be revenue from contracts with customers.
Revenue is generated from the compensation received from healthcare Payors in exchange for various cost management services and solutions. Our service offerings include the following: (i) Network-Based Solutions that process claims at a discount compared to billed fee-for-service rates while using an extensive network, (ii) Analytics-Based Solutions that use its leading and proprietary information technology platform to offer customers Analytics-Based Solutions to reduce medical costs and (iii) Payment and Revenue Integrity Solutions that use data, technology and clinical expertise to identify improper, unnecessary and excessive charges. Compensation from Payors includes (1) commissions received for each claim based on the PSAV achieved compared to the providers' billed fee-for service rates and (2) fees for standing ready to provide cost management solutions for each covered member, which are based on a PEPM.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company's estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. We update our estimates at the end of each reporting period as additional information becomes available.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues
Network Services	$245,280	$278,457	$271,262
PSAV	183,742	215,449	208,276
PEPM	55,001	55,684	55,301
Other	6,537	7,324	7,685
Analytic-Based Services	713,715	709,272	564,661
PSAV	691,524	692,880	560,981
PEPM	22,191	16,392	3,680
Payment Integrity Services	120,721	129,873	101,840
PSAV	120,259	129,477	101,753
PEPM	462	396	87
Total Revenues	$1,079,716	$1,117,602	$937,763

Percent of PSAV revenues	92.2%	92.9%	92.9%
Percent of PEPM revenues	7.2%	6.5%	6.3%
Percent of other revenues	0.6%	0.7%	0.8%
Costs of Services
Costs of services consist of all costs specifically associated with claims processing activities for customers, sales and marketing and the development and maintenance of the Company's networks and analytics-based solutions.
Insurance
The Company employs various risk transfer methodologies in dealing with the various insurance policies it purchases, including, for certain risks, a wholly-owned captive insurance subsidiary. These methodologies include the use of large deductible programs and self-insured retentions with stop loss limits. Errors and omissions liability, directors and officers liability, fiduciary liability, cybersecurity, employment practices liability and crime insurance are all claims made coverages and utilize self-insured retentions subject to an annual aggregate limit. These self-insured retentions range from $10,000 to $10,000,000 per claim. The Company retains the services of an insurance broker to assess current risk and exposure levels as a standalone entity. The appropriate types and levels of coverage were determined by the Company, and the Company had active policies providing the desired level of coverage deemed necessary by the Company.
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
The Company’s wholly-owned captive insurance subsidiary receives direct premiums, which are netted against the Company’s insurance company costs in general and administrative expenses, in the consolidated statements of (loss) income and comprehensive (loss) income.
Stock-Based Compensation
Prior to the Transactions
The Company's awards were granted in the form of Units via the Polaris Agreement.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Stock-based compensation was measured at the grant date based on the fair value of the award and was recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions and using the graded-vesting method for awards with performance conditions. The fair value of the awards was re-measured at each reporting period. The Units were classified as liabilities and their fair value was re-measured at each reporting period.
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
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) risk-free rate, (ii) volatility, (iii) expected term, and (iv) suboptimal exercise factor. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, prior to January 1, 2022, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. After January 1, 2022, the Company incorporates company-specific historical volatility in its expected stock volatility estimates. The risk-free interest rate is based on the interpolated 5 and 7 year U.S. Treasury constant maturity yields. Changes in these assumptions can materially affect the estimate of the grant date fair value of the Employee NQSOs and ultimately compensation expenses.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately other income and expenses. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, prior to January 1, 2022, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. After January 1, 2022, the Company incorporates company-specific historical volatility in its expected stock volatility estimates. The risk-free interest rate is based on the 5 year U.S. Treasury constant maturity yields. The discount for lack of marketability for privately held securities is based on the average rate protective put method that estimates the discount based on the average price over the restriction period rather than based on the final price.
Customer Concentration
Three customers individually accounted for 32%, 20% and 10% of revenues for the year ended December 31, 2022, 34%, 19% and 10% of revenues for the year ended December 31, 2021 and 35%, 20% and 9% of revenues for the year ended December 31, 2020. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash and accounts receivable, approximate their fair values due to their short maturities.
Prior to January 1, 2022, the fair value of long-term debt was based on interest rates currently available for instruments with similar terms. After January 1, 2022, the fair value of long-term debt was obtained using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement. The fair value of the Private Placement Warrants and Unvested Founder Shares described in Note 10 Private Placement Warrants and Unvested Founder Shares is based on the price of the Company's Class A common stock while taking in consideration restrictions and vesting conditions, as applicable.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2020-04, 2021-01 and 2022-06, Reference Rate Reform (Topic 848) and Reference Rate Reform (Topic 848): Scope. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, which defers the effective date from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has senior secured credit facilities for which the interest rates are indexed on the LIBOR. The guidance did not have an impact on our financial position, results of operations or disclosures, but we will continue to evaluate its impact on contracts and hedging relationships modified on or before December 31, 2024.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
In connection with the Transactions, the Company has incurred transaction costs. The transaction costs directly attributable to the Transactions for the year ended December 31, 2020 represent $113.1 million and have been recorded as a reduction to additional paid in capital in the accompanying consolidated balance sheets. The transaction costs considered incremental have been expensed as incurred and these amounts, $32.0 million, $4.5 million and $28.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. With respect to the years ended December 31, 2022 and 2021, transaction expenses mostly relate to the Delaware Stockholder Litigation further described in Note 13 Commitments and Contingencies.
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
The following table summarizes the consideration transferred to acquire DHP and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2021	Measurement period adjustments	December 31, 2022

Total consideration transferred in cash	$151,776	$—	$151,776

Cash and cash equivalents	2,100	—	2,100
Trade accounts receivable, net	2,993	—	2,993
Prepaid expenses	369	—	369
Other current assets, net	119	—	119
Property and equipment, net(1)	9,056	—	9,056
Other assets	276	—	276
Other intangibles, net(2)	41,060	—	41,060
Accounts payable	(458)	—	(458)
Other accrued expenses	(5,209)	—	(5,209)
Deferred income taxes	(6,215)	(51)	(6,266)
Long-Term Liabilities	(553)	—	(553)
Total identifiable net assets	43,538	(51)	43,487

Goodwill	$108,238	$51	$108,289
(1)Includes capitalized software of $8.9 million and other tangible assets of $0.2 million.
(2)Includes customer relationships of $39.8 million with a remaining useful life of 16 years, and trade names of $1.2 million with a remaining useful life of 10 years. The weighted average remaining useful life of the acquired intangibles subject to amortization is 15 years, 9 months.
The results of operations and financial condition of DHP have been included in the Company's consolidated results from the date of acquisition. Through December 31, 2022, DHP's impact on revenues and net earnings was not material and as a result no pro forma disclosures were required.
In connection with the DHP acquisition, the Company incurred transaction costs that have been expensed as incurred and these amounts totaling $0.1 million, $4.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
6.Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2022 and 2021:

	As of December 31,
	2022			2021
(in thousands)	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net
Leasehold improvements	$4,115	$(3,358)	$757	$4,279	$(3,074)	$1,205
Furniture & equipment	5,256	(4,455)	801	5,569	(4,137)	1,432
Computer hardware	60,279	(34,579)	25,700	46,733	(26,776)	19,957
Computer software	40,928	(32,217)	8,711	35,991	(28,477)	7,514
Capitalized software development	473,703	(276,837)	196,866	405,203	(222,073)	183,130
Total Property and Equipment	$584,281	$(351,446)	$232,835	$497,775	$(284,537)	$213,238
Furniture and equipment includes assets under finance leases of $0.2 million and $0.5 million with accumulated depreciation of $0.1 million and $0.3 million as of December 31, 2022 and 2021, respectively.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
During the years ended December 31, 2022 and 2021, the Company conducted a review of its property and equipment records and wrote-off assets with a net value of $1.4 million and $3.2 million, respectively.
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
The Company’s lease costs are recorded in cost of services and general and administrative expenses. Short-term and finance lease expense was determined to not be material. For the years ended December 31, 2022, 2021 and 2020 lease costs are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$8,491	$9,851	$10,884
Variable lease cost	1,678	1,629	1,886
Total operating lease cost	$10,169	$11,480	$12,770

Operating cash flow used for operating leases	$8,076	$7,709	$10,527
Future lease payments under operating leases as of December 31, 2022 were as follows:

(in thousands)
2023	$7,704
2024	5,484
2025	5,410
2026	5,007
2027	3,969
Thereafter	4,221
Total lease payments	31,795
Less: Interest	(4,538)
Present value of lease liabilities	$27,257
Additional information related to the Company’s leases as of December 31, 2022 and 2021, respectively, is as follows:

	For the Year Ended December 31,
	2022	2021
Weighted-average remaining lease term	4 years, 8 months	5 years, 8 months
Weighted-average discount rate	5.8%	5.7%
As of December 31, 2022 and 2021, there were no material lease transactions that we have entered into but have not yet commenced.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
8.Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		As of December 31,
		2022			2021
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,178,280	$(1,810,880)	$2,367,400	$4,178,280	$(1,531,679)	$2,646,601
Provider network	15 years	896,800	(392,599)	504,201	896,800	(332,812)	563,988
Technology	5 years	6,350	(2,752)	3,598	6,350	(1,482)	4,868
Trade names	9 years	2,670	(668)	2,002	2,670	(390)	2,280
Trade names	Indefinite	63,000	—	63,000	67,300	—	67,300
Total		$5,147,100	$(2,206,899)	$2,940,201	$5,151,400	$(1,866,363)	$3,285,037
The estimated aggregate amortization expense for each of the five succeeding years is $340.0 million per year.
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020 and the DHP acquisition in 2021. The carrying value of goodwill was $3,705.2 million and $4,363.1 million as of December 31, 2022 and 2021, respectively.
In the year ended December 31, 2022, the Company recorded impairment losses of $657.9 million related to the goodwill and $4.3 million related to the indefinite-lived trade names. No impairment losses had been recorded in previous years. Impairment losses are included in Loss on impairment of goodwill and intangible assets in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
In the quantitative impairment test of goodwill performed in the year ended December 31, 2022, we calculate the estimated enterprise fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs.
Qualitative impairment assessments were performed for the years ended December 31, 2021 and 2020.
Goodwill for the years ended December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Beginning balance, January 1	$4,363,070	$4,257,336
Acquisitions	—	108,435
Measurement period adjustments	51	(2,701)
Loss on impairment	(657,922)	—
Ending balance, December 31	$3,705,199	$4,363,070

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
9.Long-Term Debt
As of December 31, 2022, and 2021, outstanding long-term debt is summarized below:

	Key Terms				As of December 31,
(in thousands)	Character	Priority	Maturity	Coupon	2022	2021
Term Loan B	Term Loan	Senior Secured	9/1/2028 (1)	Variable (2)	1,308,438	1,321,688
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,163,793	1,300,000
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
Senior Convertible PIK Notes	Convertible Notes (3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	45	71
Long-term debt					4,822,276	4,971,759
Less: current portion of long-term debt					(13,250)	(13,250)
Less: debt discounts, net					(34,729)	(40,579)
Less: debt issuance costs, net					(32,441)	(38,786)
Long-term debt, net					$4,741,856	$4,879,144
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 8.98% as of December 31, 2022.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
As of December 31, 2022, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows:

($ in thousands)
2023	$13,250
2024	13,295
2025	13,250
2026	13,250
2027	1,313,250
Thereafter	3,455,981
Total	$4,822,276

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Debt issuance and redemption
On October 8, 2020, the Senior PIK notes were redeemed in full for a total redemption price of $1,237.6 million. As a result, we recognized a loss on debt extinguishment of $35.7 million in the year ended December 31, 2020 included in (Gain) loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
On October 29, 2020, the Company (a) consumed the 5.750% Notes offering by MPH and increased the revolving credit facility under the senior secured credit facilities from $100.0 million to $450.0 million and (b) repaid of all outstanding 7.125% Notes and $369.0 million of indebtedness under Term Loan G with the net proceeds of the 5.750% Notes offering, together with $715.0 million of cash on hand. As a result, we recognized a loss on debt extinguishment of $67.2 million in the year ended December 31, 2020 included in (Gain) loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of a Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes. MPH used the net proceeds from Term Loan B, and the 5.50% Senior Secured Notes to repay all of the outstanding balance of its Term Loan G of $2,341.0 million, and pay fees and expenses in connection therewith. As a result, we recognized a loss on debt extinguishment of $15.8 million in the year ended December 31, 2021 included in (Gain) loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
During November and December of 2022, the Company repurchased and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $34.6 million in the year ended December 31, 2022 included in (Gain) loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Debt Discounts
Some of our debt instruments have been issued with a discount. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method.
The following table is a summary of the cost and accumulated amortization of debt discounts as of December 31, 2022 and 2021:

	Original discount %	As of December 31,
		2022			2021
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	1.0%	13,429	(2,300)	11,129	13,429	(565)	12,864
Senior Convertible PIK Notes	2.5%	32,500	(8,900)	23,600	32,500	(4,785)	27,715
Total		$45,929	$(11,200)	$34,729	$45,929	$(5,350)	$40,579
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the cost and accumulated amortization of debt issuances costs as of December 31, 2022 and 2021:

	Amortization Period	As of December 31,
		2022			2021
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	84 months	7,316	(1,256)	6,060	7,316	(308)	7,008
5.750% Notes	96 months	18,282	(4,509)	13,773	19,939	(2,349)	17,590
5.50% Senior Secured Notes	84 months	14,695	(2,088)	12,607	14,695	(507)	14,188
Revolver(1)	84 months	4,955	(1,115)	3,840	4,955	(290)	4,665
Total		$45,248	$(8,968)	$36,280	$46,905	$(3,454)	$43,451
(1)The debt issuance costs associated with the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.
Interest expense
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement. Interest expense, including commitment fees and amortization of debt issuance costs, were $2.2 million, $2.7 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Interest expense related to long-term debt was $301.2 million, $264.8 million and $333.7 million for the year ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
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
The 5.750% Notes are jointly and severally guaranteed on a senior unsecured basis by each of the issuer’s wholly owned domestic restricted subsidiaries that guarantee the issuer’s existing senior secured credit facilities.
The Senior Convertible PIK Notes are jointly and severally, fully and unconditionally guaranteed by Polaris Intermediate Corp.
Debt Covenants and Events of Default
The Company is subject to certain affirmative and negative debt covenants under the debt agreements governing our indebtedness that limit our and/or certain of our subsidiaries' ability to engage in specific types of transactions. These covenants limit our and/or certain of our subsidiaries' ability to, among other things:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
In connection with the Refinancing, the Revolver Ratio was amended such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. As of December 31, 2022 and 2021 we were in compliance with all of the debt covenants.
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
The 4,800,000 Private Placement Warrants that vest are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until they re-vest.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
On August 8, 2022, the Sponsor transferred 9,200,000 Private Placement Warrants, including 5,431,302 to individuals not classified as permitted transferees under the warrant agreement and which are, therefore, now redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. As a result, these 5,431,302 warrants were reclassified from Private Placement Warrants and Unvested Founder Shares to additional paid-in capital in the consolidated balance sheets on the transfer date for their fair value of $4.5 million.
As of December 31, 2022 and 2021, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	December 31, 2022	December 31, 2021
Private Placement Warrants	$953	$38,028
Unvested Founder Shares	$1,489	$35,972
For the years ended December 31, 2022, 2021 and 2020, the change in fair values was primarily due to the decrease in the stock price of the Company's Class A common stock and the passage of time over that period. The accompanying consolidated statements of (loss) income and comprehensive (loss) income include gains related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the years ended December 31, 2022, 2021 and 2020 as follows:

	For the years ended December 31,
(in thousands)	2022	2021	2020
Private Placement Warrants	$(32,567)	$(6,423)	$(11,606)
Unvested Founder Shares	(34,483)	(26,173)	(23,816)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(67,050)	$(32,596)	$(35,422)
The following table shows the significant assumptions in the development of the fair value of the Private Placement Warrants and the Unvested Founder Shares:

	Year Ended December 31,
Significant Unobservable Inputs	2022	2021
Stock price	$1.15	$4.43
Strike price	$11.50	$11.50
Remaining life (in years)	2.75	3.75
Volatility	72.7%	79.0%
Risk-free interest rate	4.3%	1.1%
Expected dividend yield	—%	—%
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Cash and cash equivalents as of December 31, 2022 included money market funds of $250.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Our cash and cash equivalents as of December 31, 2021 did not include money market funds.
As of December 31, 2022 and 2021, the Company's carrying amount and fair value of long-term debt consisted of the following:

	As of December 31,
	2022		2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	1,297,309	1,113,091	1,308,824	1,294,312
5.750% Notes, net of discount	1,163,793	775,086	1,300,000	1,245,436
5.50% Senior Secured Notes	1,050,000	823,200	1,050,000	1,029,680
Senior Convertible PIK Notes, net of discount	1,276,400	841,148	1,272,285	1,245,958
Finance lease obligations	45	45	71	71
Total Liabilities	$4,787,547	$3,552,570	$4,931,180	$4,815,457
As of December 31, 2022, the fair value of long-term debt, including current maturities of finance lease obligations, was obtained using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement.
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
impairment charges for these assets of $662.2 million for the year ended December 31, 2022 and no impairment charges for these assets for the years ended December 31, 2021 and 2020.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At December 31, 2022, the carrying amount of these alternative investments, recorded under Other assets, net in the condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 2 Summary of Significant Accounting Policies and Note 8 Goodwill and Other Intangible Assets.
12.Income Taxes
The Company does not have operations in foreign jurisdictions. The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$104,784	$95,674	$14,602
State and local	21,763	19,628	4,096
	$126,547	$115,302	$18,698
Deferred
Federal	$(102,496)	$(73,987)	$(48,168)
State and local	(11,882)	(7,942)	3,127
	(114,378)	(81,929)	(45,041)
Total provision (benefit) from continuing operations	$12,169	$33,373	$(26,343)
The Company's provision for income taxes for the years ending December 31, 2022, 2021 and 2020 continues to be impacted by the TCJA, which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted. During 2020 the Internal Revenue Service issued final regulations relating to the TCJA that the Company assessed and was accounted for in the period when issued. Additional changes under the CARES act in Q1 2020 increased the allowable interest expense deduction for 2019 and 2020.
The pre-tax loss during the year ended December 31, 2022 of $560.7 million generated an income tax provision of $12.2 million. The pre-tax income during the year ended December 31, 2021 was $135.5 million which generated income tax provision of $33.4 million. The pre-tax loss during the year ended December 31, 2020 of $546.9 million generated an income tax benefit of $26.3 million.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Tax at Statutory	$(117,756)	$28,445	$(114,850)
Non-Deductible Expenses	42	279	639
Equity Compensation Plan	575	443	85,227
Non-Deductible change in fair value of Private Placement Warrants and Unvested Founder Shares Liability	(14,080)	(6,845)	(7,439)
State Taxes (net)	3,711	6,003	(1,741)
Valuation Allowance	8	1,127	2,555
Goodwill Impairment	134,548	—	—
Non-Deductible Compensation	1,033	1,561	2,725
Tax Credits	(61)	(1,064)	(915)
Other	1	131	40
State Deferred Rate Changes	4,148	3,293	7,416
Total	$12,169	$33,373	$(26,343)
Our effective tax rate for the year ended December 31, 2022 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, non-deductible intangible asset impairment charge, limitations on executive compensation, changes in the Company's deferred state tax rate due to previous acquisitions, tax credits, operations and state tax expense.
Our effective tax rate for the years ended December 31, 2021 and 2020 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, changes in the Company’s deferred state tax rate due to the DHP acquisition, tax credits, operations and state tax expense.
The Company incurred an impairment charge of $660.3 million in the fourth quarter of 2022 which was treated for income tax purposes in accordance with ASU 2017-04. Of this impairment charge, $649.9 million resulted in an income tax expense of $136.5 million. Substantially all of the goodwill impairment charge is permanently non-deductible for income tax purposes.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The following are significant deferred income tax assets and liabilities as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Allowances on trade receivables	$82	$82
Net operating loss carryforwards	682	934
Capital loss carryforwards	1,429	1,421
Accrued expenses and reserves	11,191	4,864
Interest limitation carryforward	77,375	57,011
Leases – right-of-use liability	6,802	7,935
Transaction expenses	6,804	7,696
Other	556	494
Valuation allowance	(1,429)	(1,421)
Deferred income tax assets	$103,492	$79,016
Deferred income tax liabilities:
Intangible assets	700,209	778,209
Depreciable assets	36,255	47,168
Leases – right-of-use asset	6,097	7,108
Other	429	356
Deferred income tax liabilities	742,990	832,841
Net deferred income tax liabilities	$639,498	$753,825
The Company has NOL carry forwards for federal income tax purposes of $1.8 million, $0.4 million tax effected, that will be available to reduce future taxable income. The utilization of most of these losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses under current federal tax law. The net operating losses begin to expire in 2023. The Company has net operating loss carry forwards for state income tax purposes of $0.3 million. The Company believes that it will be able to fully utilize these losses under current state tax laws. Substantially all of the Company's state NOL carryforwards expire by 2025. The Company has disallowed interest carry forwards for federal income tax purposes of $325.9 million, $77.4 million tax effected, that will be available to reduce future taxable income, subject to certain income limitations and which have an indefinite carryforward period. The Company believes it is more likely than not that these interest carryforwards will be fully utilized considering the weight of all positive and negative evidence under current tax laws.
During the third and fourth quarters of 2020, the Company marked-to-market certain investments which would result in a capital loss deferred tax asset for which the Company recorded a corresponding valuation allowance. As of December 31, 2022, the Company kept the valuation allowance related to the remaining estimated capital losses in excess of capital gain based on the difference between the tax and book balance of these investments. It is more likely than not the Company will not generate capital gain income to offset these losses.
The Company does not have reserves for uncertain tax positions. Any need for a reserve or changes in a reserve would be a component of the Company's tax provision. The Company includes interest and tax penalties as part of the tax provision. The Company does not reasonably expect any other significant changes in the next twelve months.
Various regulatory tax authorities periodically examine the Company's and its subsidiaries' tax returns. Tax years December 2019 through 2022 are open for Federal examination. Tax years 2018 through 2022 are still open for examination related to income taxes to various state taxing authorities.
13.Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of December 31, 2022 and 2021.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
While the Company was dismissed from the Delaware Stockholder Litigation, the consolidated lawsuit proceeded against the Churchill Defendants, some of whom we had agreed to indemnify with respect to the Delaware Stockholder Litigation.
On November 17, 2022, the Company and the parties to the Delaware Stockholder Litigation entered into a settlement agreement, which is subject to court approval, to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company and its insurers have agreed to pay $33.75 million in exchange for a broad release of all claims related to the business combination and ownership of Churchill stock and warrants from February 19, 2020 through October 8, 2020. The settlement is being paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Action and approved the settlement. We expect the court's ruling will become final in 30 days, at which point the Delaware Action will be fully and finally resolved, which will bring to an end all pending stockholder litigation against the Company and its directors.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in accrued legal settlements on the accompanying consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of (loss) income and comprehensive (loss) income during the period of the change and appropriately reflected in other accrued legal settlements on the accompanying consolidated balance sheets.
14.Shareholders' Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2022, there were 666,290,344 shares of Class A common stock issued, excluding (i) 66,497,079 shares of Class A common stock available for future grants under our MultiPlan Corporation 2020 Omnibus Incentive Plan, (ii) the

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
100,000,000 shares of Class A common stock issuable upon conversion of the Senior Convertible PIK Notes, and (iii) the 58,500,000 shares of Class A common stock issuable upon exercise of the warrants described below.
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
As of December 31, 2022, we had warrants to purchase an aggregate of 58,500,000 shares of Class A common stock outstanding, consisting of: (a) the Public Warrants (warrants to purchase an aggregate of 32,931,302 shares of Class A common), (b) the Private Placement Warrants (warrants to purchase an aggregate of 17,568,698 shares of Class A common stock), (c) the Working Capital Warrants (warrants to purchase an aggregate of 1,500,000 shares of Class A common stock) and (d) the PIPE Warrants (warrants to purchase an aggregate of 6,500,000 shares of Class A common stock).
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
On August 27, 2021, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $250,000,000 of its Class A common stock from time to time through December 31, 2022. For the year ended December 31, 2021, the Company repurchased 17,663,710 shares of its Class A common stock as part of this program using cash on hand for a total amount of $100.0 million.
For the years ended December 31, 2021, the Company repurchased 345,733 shares of Class A common stock in payment of withholding taxes upon the vesting of stock based compensation awards for a total amount of $2.6 million.
For the year ended December 31, 2022, the Company repurchased no shares of its Class A common stock.
At December 31, 2022 and 2021, there were 27,117,406 and 27,117,406 shares of Class A common stock held in treasury, respectively.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
The fair value of the outstanding Units was $475.5 million as of October 7, 2020, and represents the cumulative exit value of the Company, which reflects the transaction value plus prior distributions. We also removed the discount for lack of marketability from the calculation of fair value. The Company recorded stock-based compensation expense for Class B Units of $405.8 million during the period ended December 31, 2020. Forfeitures are accounted for as they occur.
The following table lists the principal assumptions used estimating the fair value of the Units during the year ended December 31, 2020:

Risk free rate of return	1.6%
Expected volatility	24.9%
Expected dividend yield	0.0%
Discount for Lack of Marketability	20.0%
Stock-based compensation expense related to Class B Units has been allocated between costs of services and general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2020 as follows:

(in thousands)
Cost of services	$163,025
General and administrative	242,818
Total stock-based compensation	$405,843
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
There were originally 85,850,000 shares and as of December 31, 2022 there are 66,497,079 shares of Class A common stock available for the issuance of awards under the 2020 Omnibus Incentive Plan. The Company's CEO, with the approval of the Board, determines participation and the allocation of the Units. Awards under the 2020 Omnibus Incentive Plan typically vest from 6 months to 4 years and are generally subject to either cliff vesting or graded vesting. Awards do not have non-forfeitable rights to dividends or dividend equivalents.
The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Non-qualified stock options
Non-qualified stock option activity for the year ended December 31, 2022 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,167,862	$8.43
Awarded	7,301,750	5.93
Forfeited	(487,518)	5.31
Outstanding at end of period	10,982,094	$6.91	8 years, 11 months	$—

Exercisable at end of period	1,006,829	$8.53	8 years	$—
Restricted Stock and Restricted Stock Units
Restricted Stock Units activity for the year ended December 31, 2022 is summarized below:

	Director RSUs	Employee RSUs	Fixed Value RSUs	Weighted Average grant date fair value per share
Non-vested at beginning of period	82,061	2,343,981	492,610	$6.24
Awarded	155,897	4,041,709	—	3.75
Vested	(82,061)	(862,250)	(492,610)	6.04
Forfeited	—	(277,845)	—	4.59
Non-vested at end of period	155,897	5,245,595	—	$4.44
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
Other share based compensation data
The following table lists the principal assumptions used in estimating the grant date fair value of NQSOs during the year ended December 31, 2022:

Risk free rate of return	1.63% - 4.02%
Expected volatility	50% - 70%
Expected dividend yield	0.0%
Expected life in years	5 years, 10 months - 6 years, 3 months
Sub optimal exercise factor	1.9
The Company has allocated stock based compensation expense under the 2020 Omnibus Incentive Plan between costs of services and general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the years ending December 31, 2022, and 2021 as follows:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of services	$3,351	$2,618	$—
General and administrative	11,732	15,392	211
Total stock-based compensation	$15,083	$18,010	$211
There was $34.8 million of unrecognized compensation cost as of December 31, 2022 related to the outstanding awards which is expected to be recognized over a weighted average period of 2 years, 10 months.
16.Employee Benefit Plan
The Company sponsors a profit-sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees and provides for discretionary employer contributions and a matching contribution subject to certain limitations of employee salary deferrals. Profit sharing expense was immaterial during the periods ended December 31, 2022, 2021, and 2020.
17.Basic and Diluted Loss and Earnings Per Share
Basic and diluted loss and earnings per share was calculated as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
($ in thousands, except number of shares and per share data)	2022	2021	2020
Numerator for (loss) earnings per share calculation
Net (loss) income	$(572,912)	$102,080	$(520,564)
Denominator for (loss) earnings per share calculation
Weighted average number of shares outstanding – basic	638,925,689	651,006,567	470,785,192
Effect of stock-based compensation	—	519,224	—
Weighted average number of shares outstanding – diluted	638,925,689	651,525,791	470,785,192
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic	$(0.90)	$0.16	$(1.11)
Net (loss) income per share – diluted	$(0.90)	$0.16	$(1.11)
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
For the years ended December 31, 2022 and 2020, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
18. Related Party Transactions
The accompanying consolidated statements of (loss) income and comprehensive (loss) income include expenses and revenues to and from related parties for the years ended December 31, 2022, 2021 and 2020 as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues	—	—	$1,973
Total revenues from related parties	$—	$—	$1,973
Cost of services	—	—	(2,137)
General and administrative	65	(479)	(231)
Total expense from related parties	$65	$(479)	$(2,368)
There are no related party balances in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.
In the years ended December 31, 2022, 2021 and 2020, the related party transactions included the following:
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
19.Subsequent Events
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2023.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

N/A
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Our executive officers and directors, and their respective ages and positions with us, as of the date of this Annual Report on Form 10-K are as follows:
Executive Officers

Name	Age	Position at MultiPlan
Dale A. White	67	President, Chief Executive Officer & Director
James M. Head	57	Executive Vice President & Chief Financial Officer
Jeffrey A. Doctoroff	54	Senior Vice President, General Counsel & Secretary
Michael C. Kim	57	Senior Vice President & Chief Information Officer
Carol Nutter	46	Senior Vice President & Chief People Officer
Directors

Name	Age	Position at MultiPlan	Principal Profession/Occupation
Mark Tabak	73	Non-Executive Chair of the Board	Former Chief Executive Officer, MultiPlan Corporation
Allen R. Thorpe	52	Lead Independent Director	Partner, Hellman & Friedman LLC
Michael K. Attal	30	Director	Principal, Hellman & Friedman LLC
Glenn R. August	61	Director	Founder & Chief Executive Officer, Oak Hill Advisors
Richard A. Clarke	72	Director	Chief Executive Officer, Good Harbor Security Management
Anthony Colaluca, Jr.	56	Director	President, AfterNext HealthTech Acquisition Corp.
C. Martin Harris	66	Director	AVP of the Health Enterprise & Chief Business Officer, Dell Medical School, University of Texas at Austin
Julie Klapstein	68	Director	Former Chief Executive Officer, Availity, LLC
Michael Klein	59	Director	Designate Chief Executive Officer of Banking and Designate Chief Executive Officer of the Americas, Credit Suisse Group AG; Designate Chief Executive Officer, CS First Boston
P. Hunter Philbrick	43	Director	Partner, Hellman & Friedman LLC
All other information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
Item 11.    Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of MultiPlan Corporation	8-K	001-39228	3.1	October 9, 2020
3.2	Amended and Restated Bylaws of MultiPlan Corporation	8-K	001-39228	3.2	October 9, 2020
4.1	Specimen Class A common stock Certificate	8-K	001-39228	4.1	October 9, 2020
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3	Warrant Agreement, dated February 13, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.1	February 19, 2020
4.4	Specimen Warrant Certificate (included in Exhibit 4.5)
4.5	Warrant Agreement, dated October 8, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.5	October 9, 2020
4.6	Indenture, dated as of October 8, 2020, by and between Churchill Capital Corp III and Wilmington Trust, National Association	8-K	001-39228	4.6	October 9, 2020
4.7	Form of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (included in Exhibit 4.6)
4.8	Indenture, dated as of October 29, 2020, between MPH Acquisition Holdings LLC, the guarantors named therein and Wilmington Trust, National Association	8-K	001-39228	4.1	October 30, 2020
4.9	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.8)
4.10	Indenture, dated as of August 24, 2021, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-39228	4.1	August 25, 2021
4.11	Form of 5.50% Senior Secured Note due 2028 (included in Exhibit 4.10)
4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-39228	4.16	March 25, 2021
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein	8-K	001-39228	10.1	July 13, 2020
10.2	Amendment No. 1 to Investor Rights Agreement, dated as of January 31, 2022, by and between MultiPlan Corporation and the other parties thereto.	8-K	001-39228	10.2	January 31, 2022
10.3	Amended and Restated Sponsor Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Churchill Sponsor III LLC, and the other parties thereto	8-K	001-39228	10.5	July 13, 2020
10.4	Private Placement Warrants Purchase Agreement between Churchill Capital Corp III and Churchill Sponsor III LLC	S-1	333-236153	10.6	January 29, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Common Subscription Agreement dated as of July 12, 2020, by and between Churchill Capital Corp III and The Public Investment Fund of The Kingdom of Saudi Arabia	8-K	001-39228	10.2	July 13, 2020
10.6	Form of Other Common Subscription Agreement	8-K	001-39228	10.3	July 13, 2020
10.7	Form of Convertible Subscription Agreement	8-K	001-39228	10.4	July 13, 2020
10.8	Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer	8-K	001-39228	10.1	August 25, 2021
10.9#	MultiPlan Corporation 2020 Omnibus Incentive Plan	S-8	333-251250	4.1	December 10, 2020
10.10#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.12	March 16, 2021
10.11#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.13	March 16, 2021
10.12#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.14	March 16, 2021
10.13#	Form of Option Award under the 2020 Omnibus Incentive Plan	10-K	001-39228	10.15	March 16, 2021
10.14#	Form of Stock Award Agreement under the 2020 Omnibus Incentive Plan.	8-K	001-39228	10.3	January 31, 2022
10.15#	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Mark Tabak, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.13	October 9, 2020
10.16#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.15	October 9, 2020
10.17#	Offer Letter to Jeffrey Doctoroff, dated June 25, 2014	8-K	001-39228	10.16	October 9, 2020
10.18#	Form of Director and Officer Indemnification Agreement	8-K	001-39228	10.17	October 9, 2020
10.19#	Side Letter between Mark H. Tabak and MultiPlan, Inc., effective August 4, 2021, amending the Amended and Restated Employment Agreement by and between Mr. Tabak, MultiPlan, Inc. and Polaris Investment Holdings, L.P.	8-K	001-39228	10.1	August 6, 2021
10.20	Purchase Agreement, dated August 17, 2021, among MPH Acquisition Holdings LLC, the guarantors named therein and Goldman Sachs & Co. LLC., as representative of the several initial purchasers named therein	8-K	001-39228	10.1	August 18, 2021
10.21#	Employment Agreement dated November 15, 2021, by and between Multiplan Corporation and James Head.	8-K	001-39228	10.1	November 16, 2021
10.22	Amended and Restated Sponsor Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Churchill Sponsor III LLC, and the other parties thereto	8-K	001-39228	10.5	July 13, 2020
10.23#	Employment Agreement dated January 31, 2022, by and between Multiplan Corporation and Dale White.	8-K	001-39228	10.1	January 31, 2022
14.1	Code of Business Conduct and Ethics of MultiPlan Corporation, effective February 27, 2023					X
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from MultiPlan Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2023.

MultiPlan Corporation

By:	/s/ Dale A. White
Name: Dale A. White
Title: Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale A. White	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2023
Dale A. White

/s/ James M. Head	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
James M. Head

/s/ Gerald J. Kozel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Gerald J. Kozel

/s/ Mark H. Tabak	Non-Executive Chairperson of the Board of Directors	March 1, 2023
Mark H. Tabak

/s/ Allen R. Thorpe	Lead Independent Director	March 1, 2023
Allen R. Thorpe

/s/ Michael K. Attal	Director	March 1, 2023
Michael K. Attal

/s/ Glenn R. August	Director	March 1, 2023
Glenn R. August

/s/ Richard A. Clarke	Director	March 1, 2023
Richard A. Clarke

/s/ Anthony Colaluca, Jr.	Director	March 1, 2023
Anthony Colaluca, Jr.

/s/ C. Martin Harris	Director	March 1, 2023
C. Martin Harris

/s/ Julie D. Klapstein	Director	March 1, 2023
Julie D. Klapstein

/s/ Michael S. Klein	Director	March 1, 2023
Michael S. Klein

/s/ P. Hunter Philbrick	Director	March 1, 2023
P. Hunter Philbrick