Form 10-Q
period 2023-03-31
MultiPlan Corp
filed 2023-05-10
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of April 28, 2023, 632,638,275 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

GLOSSARY

Unless otherwise stated in this Quarterly Report on Form 10-Q (this "Quarterly Report") or the context otherwise requires, references to:

"2022 Annual Report" are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

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

"Payors" are our customers and potential customers, which include large national insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, third party administrators, bill review companies, Taft-Hartley plans, self-insured employers, federal and state government sponsored health plans and other entities that pay medical bills related to the commercial healthcare, government, workers' compensation and auto medical markets;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$265,728	$334,046
Restricted cash	6,508	6,513
Trade accounts receivable, net	67,032	78,907
Prepaid expenses	21,444	22,244
Prepaid taxes	5,917	1,351
Other current assets, net	4,823	3,676
Total current assets	371,452	446,737
Property and equipment, net	238,879	232,835
Operating lease right-of-use assets	22,953	24,237
Goodwill	3,705,199	3,705,199
Other intangibles, net	2,855,074	2,940,201
Other assets, net	21,692	21,895
Total assets	$7,215,249	$7,371,104
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,137	$13,295
Accrued interest	76,877	57,982
Operating lease obligation, short-term	5,850	6,363
Current portion of long-term debt	13,250	13,250
Accrued compensation	17,448	34,568
Accrued legal contingencies	11,623	33,923
Other accrued expenses	16,588	16,463
Total current liabilities	155,773	175,844
Long-term debt	4,604,402	4,741,856
Operating lease obligation, long-term	19,789	20,894
Private Placement Warrants and Unvested Founder Shares	4,073	2,442
Deferred income taxes	642,936	639,498
Other liabilities	—	28
Total liabilities	5,426,973	5,580,562
Commitments and contingencies (Note 5)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 667,242,169 and 666,290,344 issued; 634,876,516 and 639,172,938 shares outstanding	67	67
Additional paid-in capital	2,333,687	2,330,444
Retained deficit	(347,591)	(347,800)
Treasury stock — 32,365,653 and 27,117,406 shares	(197,887)	(192,169)
Total shareholders’ equity	1,788,276	1,790,542
Total liabilities and shareholders’ equity	$7,215,249	$7,371,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$236,594	$298,046
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	54,850	47,072
General and administrative expenses	31,467	32,588
Depreciation	18,206	16,596
Amortization of intangible assets	85,127	85,154
Total expenses	189,650	181,410
Operating income	46,944	116,636
Interest expense	83,428	71,445
Interest income	(3,239)	(12)
Gain on extinguishment of debt	(36,778)	—
Gain on investments	—	(289)
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	1,631	(12,741)
Net income before taxes	1,902	58,233
Provision for income taxes	1,693	14,255
Net income	$209	$43,978

Weighted average shares outstanding – Basic	638,721,991	638,497,587
Weighted average shares outstanding – Diluted	640,901,289	639,015,094

Net income per share – Basic	$0.00	$0.07
Net income per share – Diluted	$0.00	$0.07

Comprehensive income	$209	$43,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2023

	Common Stock Issued		Additional Paid-in Capital	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	666,290,344	$67	$2,330,444	$(347,800)	(27,117,406)	$(192,169)	$1,790,542

2020 Omnibus Incentive Plan	951,825	—	3,695	—	—	—	3,695
Tax withholding related to vesting of equity awards	—	—	(452)	—	—	—	(452)
Repurchase of common stock	—	—	—	—	(5,248,247)	(5,718)	(5,718)
Net income	—	—	—	209	—	—	209
Balance at end of period	667,242,169	$67	$2,333,687	$(347,591)	(32,365,653)	$(197,887)	$1,788,276

	Three Months Ended March 31, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670
2020 Omnibus Incentive Plan	589,514	—	4,785	—	—	—	4,785
Tax withholding related to vesting of equity awards	—	—	(1,957)	—	—	—	(1,957)
Net loss	—	—	—	43,978	—	—	43,978
Balance at end of period	666,045,694	$67	$2,314,488	$269,090	(27,117,406)	$(192,169)	$2,391,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$209	$43,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,206	16,596
Amortization of intangible assets	85,127	85,154
Amortization of the right-of-use asset	1,403	1,683
Stock-based compensation	3,695	3,130
Deferred income taxes	3,438	(35,343)
Non-cash interest costs	2,603	2,577
Gain on extinguishment of debt	(36,778)	—
Gain on equity investments	—	(289)
Loss on disposal of property and equipment	172	49
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	1,631	(12,741)
Changes in assets and liabilities:
Accounts receivable, net	11,875	21,699
Prepaid expenses and other assets	(144)	3,602
Prepaid taxes	(4,566)	5,064
Operating lease obligation	(1,737)	(1,646)
Accounts payable, accrued expenses, legal contingencies and other	(20,919)	61,331
Net cash provided by operating activities	64,215	194,844
Investing activities:
Purchases of property and equipment	(23,101)	(24,454)
Proceeds from sale of investment	—	289
Net cash used in investing activities	(23,101)	(24,165)
Financing activities:
Repurchase of 5.750% Notes	(99,954)	—
Repayments of Term Loan B	(3,313)	(3,313)
Taxes paid on settlement of vested share awards	(452)	(1,957)
Purchase of treasury stock	(5,718)	—
Net cash used in financing activities	(109,437)	(5,270)
Net increase in cash, cash equivalents and restricted cash	(68,323)	165,409
Cash, cash equivalents and restricted cash at beginning of period	340,559	188,379
Cash, cash equivalents and restricted cash at end of period	$272,236	$353,788

Cash and cash equivalents	$265,728	$350,830
Restricted cash	6,508	2,958
Cash, cash equivalents and restricted cash at end of period	$272,236	$353,788

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$6,105	$4,918
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$40
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(61,717)	$(46,197)
Income taxes, net of refunds	$(3,133)	$(2,833)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.General Information and Basis of Accounting
General Information
We are a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical cost and improving billing and payment accuracy for payors of healthcare, which include health insurers, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to Polaris and its subsidiaries prior to the consummation of the Transactions, and MultiPlan and its subsidiaries after the Transactions.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2022 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of March 31, 2023 and December 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2023 and 2022 have been included.
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
Revenue Recognition

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues
Network-Based Services	$57,195	$68,624
PSAV	40,950	51,963
PEPM	14,898	14,938
Other	1,347	1,723
Analytics-Based Services	152,420	196,118
PSAV	147,340	190,292
PEPM	5,080	5,826
Payment and Revenue Integrity Services	26,979	33,304
PSAV	26,872	33,184
PEPM	107	120
Total Revenues	$236,594	$298,046
Percent of PSAV revenues	90.9%	92.4%
Percent of PEPM revenues	8.5%	7.0%
Percent of other revenues	0.6%	0.6%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the three months ended March 31, 2023.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.Long-Term Debt
As of March 31, 2023, and December 31, 2022, long-term debt consisted of the following:

	Key Terms				March 31, 2023	December 31, 2022
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,305,125	$1,308,438
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,025,958	1,163,793
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	33	45
Long-term debt					4,681,116	4,822,276
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(10,686)	(11,129)
Discount – Senior Convertible PIK Notes					(22,528)	(23,600)
Less: debt discounts, net					(33,214)	(34,729)
Debt issuance costs - Term Loan B					(5,818)	(6,060)
Debt issuance costs - 5.50% Senior Secured Notes					(12,198)	(12,608)
Debt issuance costs - 5.750% Notes					(12,234)	(13,773)
Less: debt issuance costs, net					(30,250)	(32,441)
Long-term debt, net					$4,604,402	$4,741,856
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.20% as of March 31, 2023.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
During the three months ended March 31, 2023, the Company purchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of $36.8 million, which is included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
3.    Private Placement Warrants and Unvested Founder Shares
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
As of March 31, 2023 and December 31, 2022, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	March 31, 2023	December 31, 2022
Private Placement Warrants	$1,716	$953
Unvested Founder Shares	$2,357	$1,489
For the three months ended March 31, 2023, the change in fair values was primarily due to the increase in expected stock volatility. The accompanying unaudited condensed consolidated statements of income and comprehensive income include losses (gains) related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Private Placement Warrants	$763	$(8,772)
Unvested Founder Shares	868	(3,969)
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	$1,631	$(12,741)
4.    Fair Value Measurements
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
Cash and cash equivalents as of March 31, 2023 and December 31, 2022 included money market funds of $250.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of March 31, 2023 and December 31, 2022, the Company's carrying amount and fair value of long-term debt consisted of the following:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,294,439	$1,107,522	$1,297,309	$1,113,091
5.50% Senior Secured Notes	1,050,000	845,880	1,050,000	823,200
5.750% Notes	1,025,958	748,847	1,163,793	775,086
Senior Convertible PIK Notes, net of discount	1,277,472	848,369	1,276,400	841,148
Finance lease obligations	33	33	45	45
Total Liabilities	$4,647,902	$3,550,651	$4,787,547	$3,552,570
We estimate the fair value of long-term debt, including current maturities of finance lease obligations, using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement.
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for these assets for the three months ended March 31, 2023 and $662.2 million impairment charges for fiscal year 2022.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At March 31, 2023, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
5.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of March 31, 2023 and December 31, 2022.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Claims and Litigation
The Company is a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters as well as regulatory investigations, all of which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, the Company does not believe they will result, individually or in the aggregate, in a material adverse effect upon our financial condition, results of operations, or cash flows.
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
While the Company was dismissed from the Delaware Stockholder Litigation, the consolidated lawsuit proceeded against the Churchill Defendants. We had previously agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation.
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
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Stockholder Litigation and approved the settlement, with the court ruling becoming final 30 days thereafter. As a result, the Delaware Stockholder Litigation has been resolved, and there is no pending stockholder litigation against the Company and its directors.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income during the period of the change and appropriately reflected in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets.
6.    Shareholder's Equity
On February 27, 2023, the Board approved a repurchase program, authorizing, but not obligating, the Company's repurchase of up to an aggregate amount of $100 million of its Class A common stock from time to time through December 31, 2023. As of March 31, 2023, the Company has spent $5.7 million, including commissions, for the repurchase of its Class A common stock as part of this program using cash on hand.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.    Basic and Diluted Earnings Per Share
Basic and diluted earnings per share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2023	2022
Numerator for earnings per share calculation
Net income	$209	$43,978
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	638,721,991	638,497,587
Effect of stock-based compensation	2,179,298	517,507
Weighted average number of shares outstanding – diluted	640,901,289	639,015,094
Income per share – basic and diluted:
Net income per share – basic	$0.00	$0.07
Net income per share – diluted	$0.00	$0.07
As of the three months ended March 31, 2023 and 2022, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net income per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 15,880,120 and 13,066,509 for the three months ended March 31, 2023 and 2022, respectively.
8.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of income and comprehensive income include expenses and revenues to and from related parties for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues	$—	$—
Total revenues from related parties	—	—
Cost of services	—	—
General and administrative	63	—
Total expense from related parties	$63	$—
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses from related parties as of March 31, 2023 and December 31, 2022 as follows:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid Expenses	$187	$—
Total Prepaids from related parties	$187	$—
During the three months ended March 31, 2023 and 2022, the related party transactions included the following:
•The company has purchased a software license from Abacus Insights, Inc.
9.    Subsequent Events
Acquisition
On May 8, 2023, the Company acquired 100 percent of Benefits Science LLC ("Benefits Science Technologies" or "BST"), a Texas limited liability company offering next generation data and advanced analytics services.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

MultiPlan acquired BST for aggregate consideration of $160.0 million paid at the closing of the Acquisition in the form of (i) cash consideration in an aggregate amount of approximately $140.8 million, subject to customary adjustments for working capital, cash, indebtedness and transaction expenses set forth in the Purchase Agreement; and (ii) stock consideration of 21,588,652 shares of Company Class A common stock. Upon the closing, BST became a wholly owned, indirect subsidiary of MultiPlan.
The Company funded the cash consideration with cash on hand. The stock consideration was issued out of the Company’s treasury shares. We believe this acquisition will accelerate the launch of a new Data & Decision Science service line. As of March 31, 2023, the Company incurred zero acquisition-related costs.
Following the consummation of the transactions, the Company entered into separately recognized transactions with key employees and service providers of Benefits Science who will be employed or engaged by the Company, and will be eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of Benefits Science are met over three to five years. The aggregate potential cash payments under this plan are $66.0 million if the target annual recurring revenue targets are achieved, with additional aggregate potential cash payments of $16.5 million if the maximum annual recurring revenue targets are achieved. The Company will account for the incentive payments as post-combination compensation costs.
Assuming the acquisition was consummated on December 31, 2022, the preliminary purchase price for BST would be $156.0 million, inclusive of adjustments for working capital, cash on hand, and indebtedness. MultiPlan estimated total acquisition consideration and the preliminary allocation of fair value to the related assets and liabilities as follows (in thousands):

Total consideration	$156,035

Cash and cash equivalents	1,268
Trade accounts receivable, net	1,427
Prepaid expenses	340
Property and equipment, net(1)	2,809
Operating lease right-of-use assets	337
Other assets	23
Other intangibles, net(2)	31,700
Accounts payable	(519)
Other accrued expenses	(483)
Operating lease obligation, short-term	(151)
Deferred income taxes	—
Operating lease obligation, long-term	(214)
Total identifiable net assets	36,537

Goodwill	$119,498
(1)Includes capitalized software of $2.8 million.
(2)Includes client relationships of $21.1 million with a remaining useful life of 20 years, technology of $9.7 million with a remaining useful life of 5 years, and non-compete agreements of $0.9 million with a remaining useful life of 5 years. The weighted average remaining useful life of the acquired intangibles subject to amortization is 10 years.
ASC 805 requires that an acquirer in a business combination report provisional amounts when measurements are incomplete as of the end of the reporting period covering the business combination. In accordance with ASC 805, the acquirer has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of the identifiable assets

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

acquired, liabilities assumed, and the consideration transferred for the acquiree. In accordance with ASC 805, the measurement period ends as soon as the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts or has otherwise learned that more information is not obtainable. However, the measurement period cannot exceed one year from the acquisition date. ASC 805 requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined.
Unaudited Pro Forma Financial Information
The following represents pro forma effects of the Benefits Science acquisition as if it had occurred on January 1, 2022. The pro forma net loss includes: (1) an increase in amortization of intangible assets of $3.0 million related to added amortization expense associated with intangible assets acquired in the acquisition; and (2) the addition of $11.3 million of transaction costs incurred, together with the income tax effects on (1) through (2). These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition occurred on the first day of the period presented, nor does the pro forma financial information purport to present the results of operations for future periods. The following information for the year ended December 31, 2022 is presented in thousands:

Revenues	$1,090,810
Net loss	(586,039)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto contained elsewhere in this Quarterly Report and together with the information included in the Company’s 2022 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties; the results described below are not necessarily indicative of the results to be expected in any future periods.
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

•changes in our accounting principles or the incurrence of impairment charges;
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
The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors referred to under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report or as described in our 2022 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Company Overview
MultiPlan is a leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. We do so through services focused on reducing medical cost and improving payment accuracy for the Payors of healthcare, which are primarily health insurers, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
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

MultiPlan sits at the nexus of four constituencies (Payors, employers/plan sponsors, plan members and providers) and offers an independent reimbursement solution to reduce healthcare costs in a manner that is systematic, efficient and fair to all parties involved. Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically health plan administrators ("Payors") who go out to market with our services. Over the last 40+ years, we have developed a platform that offers these Payors a single interface to a comprehensive set of services, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering independently developed fair and efficient reimbursements to healthcare providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the three months ended March 31, 2023 and year ended December 31, 2022 our comprehensive services identified approximately $5.6 billion and $22.3 billion in potential medical cost savings, respectively.
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
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended March 31,		Change
(in billions)	2023	2022	%
Commercial Health Plans
Medical charges processed	$18.4	$19.5	(5.8)%
Potential medical cost savings	$5.3	$5.5	(4.8)%
Potential savings as a % of charges	28.6%	28.3%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$21.3	$18.6	14.7%
Potential medical cost savings	$0.3	$0.2	21.6%
Potential savings as a % of charges	1.4%	1.3%
Total
Medical charges processed	$39.7	$38.1	4.2%
Potential medical cost savings	$5.6	$5.8	(3.7)%
Potential savings as a % of charges	14.0%	15.2%
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
Amortization of intangible assets
Amortization of intangible assets includes amortization of the value of our customer relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by H&F and its affiliates, as well as the acquisitions of HST and DHP by the Company.
Interest expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs and discounts.
Interest income
Interest income consists primarily of bank interest.
Gain on extinguishment of debt
The Company recognizes a gain on extinguishment of debt for the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures at each reporting period the fair value of the Private Placement Warrants and Unvested Founder Shares. The changes in fair value are primarily due to the changes in the stock price of the Company's Class A common stock, changes in expected stock volatility and the passage of time.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax expense (benefit), depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, other expense, loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022

Net income	$209	$43,978
Adjustments:
Interest expense	83,428	71,445
Interest income	(3,239)	(12)
Provision for income taxes	1,693	14,255
Depreciation	18,206	16,596
Amortization of intangible assets	85,127	85,154
Non-income taxes	341	553
EBITDA	$185,765	$231,969
Adjustments:
Other income, net(1)	(115)	(890)
Integration expenses	1,043	1,672
Change in fair value of Private Placement Warrants and unvested founder shares	1,631	(12,741)
Transaction-related expenses	1,018	2,555
Gain on extinguishment of debt	(36,778)	—
Gain on investments	—	(289)
Stock-based compensation	3,695	3,130
Adjusted EBITDA	$156,259	$225,406
(1) "Other income, net" represent miscellaneous non-recurring income, miscellaneous non-recurring expense, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the three months ended March 31, 2023 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation. For the three months ended March 31, 2023, interest expense for MultiPlan Corporation was $20.6 million higher than interest expense for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. The loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore the entire amount represents differences between MultiPlan Corporation and MPH. In the three months ended March 31, 2023 and March 31, 2022, MPH had higher EBITDA expenses than MultiPlan Corporation by $1.0 million primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net income to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2023	2022

Net income	$209	$43,978
Adjustments:
Amortization of intangible assets	85,127	85,154
Other income, net	(115)	(890)
Integration expenses	1,043	1,672
Change in fair value of Private Placement Warrants and unvested founder shares	1,631	(12,741)
Transaction-related expenses	1,018	2,555
Gain on investments	—	(289)
Gain on extinguishment of debt	(36,778)	—
Stock-based compensation	3,695	3,130
Estimated tax effect of adjustments	(13,497)	(22,489)
Adjusted net income	$42,333	$100,080

Weighted average shares outstanding – Basic	638,721,991	638,497,587

Net income per share – basic	$0.00	$0.07
Adjusted EPS	$0.07	$0.16
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Debt Repurchase and Cancellation
During the three months ended March 31, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
In the year ended December 31, 2022, the Company repurchased in the open market and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of debt of $34.6 million.
Floating Rate Debt
Term Loan B has a variable interest rate and as LIBOR interest rates have increased, our annualized weighted average cash interest rate increased by 1.24% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. As of March 31, 2023, our total debt had an annualized weighted average cash interest rate of 6.76%, as compared to 5.52% as of March 31, 2022.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
The following table provides the results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Revenues
Network-Based Services	$57,195	$68,624	$(11,429)	(16.7)%
Analytics-Based Services	152,420	196,118	(43,698)	(22.3)%
Payment and Revenue Integrity Services	26,979	33,304	(6,325)	(19.0)%
Total Revenues	$236,594	$298,046	$(61,452)	(20.6)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	54,850	47,072	7,778	16.5%
General and administrative expenses	31,467	32,588	(1,121)	(3.4)%
Depreciation expense	18,206	16,596	1,610	9.7%
Amortization of intangible assets	85,127	85,154	(27)	0.0%
Operating income	46,944	116,636	(69,692)	(59.8)%
Interest expense	83,428	71,445	11,983	16.8%
Interest income	(3,239)	(12)	(3,227)	NM
Gain on extinguishment of debt	(36,778)	—	(36,778)	NM
Gain on investments	—	(289)	289	100.0%
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	1,631	(12,741)	14,372	112.8%
Net income before taxes	1,902	58,233	(56,331)	(96.7)%
Provision for income taxes	1,693	14,255	(12,562)	(88.1)%
Net income	$209	$43,978	$(43,769)	(99.5)%
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $61.5 million, or 20.6%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease in revenues was due to decreases in Network-Based Services revenues of $11.4 million, Analytics-Based Services revenues of $43.7 million, and Payment and Revenue Integrity Services revenues of $6.3 million during this time period, as explained below.
Network-Based Services revenues decreased $11.4 million, or 16.7%, in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease in revenues was primarily related to lower medical cost savings on Network-Based Services claims received from customers and contractual rate changes contributing to decreases in Network-Based Services PSAV revenues of $11.0 million and decreases in PEPM and other network revenues of $0.4 million.
Analytics-Based Services revenues decreased $43.7 million, or 22.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease in revenues was primarily due to lower medical cost savings accepted by clients on Analytics-Based Services claims and contractual rate changes contributing to decreases in Analytics-Based Services PSAV revenues of $43.0 million and decreases in Analytics-Based Services PEPM revenues of $0.7 million.

Payment and Revenue Integrity Services revenues decreased by $6.3 million, or 19.0%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease was primarily in our Clinical Negotiations pre-payment integrity line of business, contributing to decreases in PSAV revenues of $6.3 million.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Personnel expenses excluding stock-based compensation	$46,276	$39,157	$7,119	18.2%
Stock-based compensation	884	600	284	47.3%
Personnel expenses including stock-based compensation	47,160	39,757	7,403	18.6%
Access and bill review fees	4,495	3,758	737	19.6%
Other cost of services expenses	3,195	3,557	(362)	(10.2)%
Total costs of services	$54,850	$47,072	$7,778	16.5%
The increase in costs of services of $7.8 million, or 16.5%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 was primarily due to increases in personnel expenses from increases in employee headcount and year-over-year increases in compensation and related fringe benefits.
General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$27,638	$27,503	$135	0.5%
Stock-based compensation	2,811	2,530	281	11.1%
Transaction-related expenses	1,018	2,555	(1,537)	(60.2)%
General and administrative expenses	$31,467	$32,588	$(1,121)	(3.4)%

The decrease of $1.1 million, or 3.4%, in general and administrative expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 was primarily due to decreases in transaction costs of $1.5 million, increases in capitalized software development offset of $3.7 million and other net decreases in general and administrative expenses of $1.1 million, offset by increases in professional fees of $1.6 million, primarily outside legal fees, and net increases in personnel expenses including stock-based compensation and contract labor, of $3.6 million.
Depreciation Expense
The increase of $1.6 million, or 9.7%, in depreciation expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
Amortization of intangible assets was relatively flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Interest Expense
The increase in interest expense of $12.0 million, or 16.8%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the increase in LIBOR on our Term Loan B, offset by reductions in interest expense due to the repurchase and cancellation of our 5.750% Notes. Our annualized weighted average cash interest rate increased by 1.24% across our total debt in the three months ended March 31, 2023 as compared to the same period in prior year.
As of March 31, 2023, our long-term debt was $4,604.4 million and included (i) $1,291.9 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,026.0 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, and net of (v) discount on Term Loan B of $10.7 million, (vi) discount on Senior Convertible PIK Notes of $22.5 million, and (vii) debt issue costs of $30.3 million. As of March 31, 2023, our total debt had an annualized weighted average cash interest rate of 6.76%. As of March 31, 2022, our total debt had an annualized weighted average cash interest rate of 5.52%.
As of December 31, 2022, our long-term debt was $4,741.9 million and included (i) $1,295.2 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,163.8 million of 5.750% Senior Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, and net of (v) discount on Term Loan B of $11.1 million, (vi) discount on Senior Convertible PIK Notes of $23.6 million, and (vii) debt issue costs of $32.4 million. As of December 31, 2022, our total debt had a weighted average cash interest rate of 6.67%.
Gain on extinguishment of debt
During the three months ended March 31, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2022 to March 31, 2023, the fair value of the Private Placement Warrants increased by $0.7 million and the fair value of the Unvested Founder Shares increased by $0.9 million. The increase was primarily due to the increase in the expected stock volatility over the period.
Provision for income taxes
Net income before income taxes for the three months ended March 31, 2023 of $1.9 million generated a provision for income taxes of $1.7 million. Net income before income taxes for the three months ended March 31, 2022 of $58.2 million generated a provision for income taxes of $14.3 million. The effective tax rate for the three months ended March 31, 2023 differed from the statutory rate primarily due to stock compensation expense, non-deductible mark-to-market liability, and state tax expense. The effective tax rate for the three months ended March 31, 2022 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, impact of our acquisitions and changes in the Company's deferred state tax rate due to operations, and state tax expense.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $272.2 million, which includes restricted cash of $6.5 million, and $448.2 million of loan availability under the revolving credit facility. As of March 31, 2023, we have three letters of credit totaling $1.8 million of utilization against the revolving credit facility. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2023. As of March 31, 2023, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $5.7 million, including commissions.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for at least the next twelve months. We may from time to time at our sole discretion, purchase, redeem, repay or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.

Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$64,215	$194,844
Investing activities	$(23,101)	$(24,165)
Financing activities	$(109,437)	$(5,270)
Cash Flows from Operating Activities
Cash flows from operating activities provided $64.2 million for the three months ended March 31, 2023 and $194.8 million for the three months ended March 31, 2022. This decrease of $130.6 million, or 67.0%, in cash flows from operating activities was primarily the result of changes in net working capital of $105.5 million, and decreases in net income of $43.8 million, offset by increases in adjustments for non-cash items of $18.7 million.
The $18.7 million increase in non-cash items was primarily due to increases in deferred income taxes of $38.8 million, increases in the loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares of $14.4 million, increases in depreciation of $1.6 million, offset by the gain on extinguishment of debt of $36.8 million.
During the three months ended March 31, 2023, $15.5 million was used by changes in net working capital including decreases in accounts payable and accrued expenses and other expenses of $20.9 million and decreases in operating lease obligations of $1.7 million and increases in prepaid taxes of $4.6 million, offset by decreases in net accounts receivable of $11.9 million. The decrease in accounts payable and accrued expenses and other expenses was primarily due to decreases of $22.3 million of accrued legal contingencies, $17.1 million in accrued compensation expense primarily related to the Company's incentive compensation program and $0.4 million of other account payable and accrued expenses, offset by increases of $18.9 million of accrued interest.
During the three months ended March 31, 2022, $90.1 million was provided by changes in net working capital including increases in accounts payable and accrued and other expenses of $61.3 million, decreases in prepaid expenses and other assets of $3.6 million, decreases in prepaid taxes of $5.1 million, and decreases in net accounts receivable of $21.7 million primarily due to the timing of collections, offset by decreases in operating lease obligations of $1.6 million. The increase in accounts payable and accrued expenses and other expenses of $61.3 million was primarily accrued taxes of $42.0 million and accrued interest of $22.5 million, offset by $3.1 million of other accounts payable and accrued expenses.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash of $23.1 million was used in investing activities for purchases of property and equipment and capitalization of software development. For the three months ended March 31, 2022, net cash of $24.2 million was used in investing activities including $24.5 million for purchases of property and equipment and capitalization of software development, partially offset by proceeds from the sale of an investment of $0.3 million.
Cash Flows from Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2023 were $109.4 million primarily consisting of the repurchase of 5.750% Notes for $100.0 million, purchase of treasury stock for $5.7 million, including commissions, repayments of Term Loan B of $3.3 million and $0.5 million of taxes paid on net settlement of vested share awards.
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
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.20% and 4.76% as of March 31, 2023 and 2022, respectively.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
For all our debt agreements with an interest rate dependent on LIBOR, we are currently assessing and monitoring how transitioning from LIBOR to an alternative reference rate may affect us past 2023.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.375% at March 31, 2023 and 0.25% at December 31, 2022. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
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
During 2022, the Company repurchased and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $34.6 million for the year ended December 31, 2022.
During the three months ended March 31, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 3.01 times, 2.32 times, and 2.64 times as of March 31, 2023, March 31, 2022, and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022 we were in compliance with all of the debt covenants.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2022 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2022 Annual Report. As of March 31, 2023, our critical accounting policies and estimates have not changed from those described in our 2022 Annual Report.

Customer Concentration
Three customers individually accounted for 32%, 20% and 10% of revenues for the year ended December 31, 2022. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. For further discussion on our customer concentration, please refer to Item 1A. “Risk Factors” in our 2022 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2022 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of March 31, 2023, there were no material changes in the market risks described in our 2022 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
While the Company was dismissed from the Delaware Stockholder Litigation, the consolidated lawsuit proceeded against the Churchill Defendants. We had previously agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation.
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
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Stockholder Litigation and approved the settlement, with the court ruling becoming final 30 days thereafter. As a result, the Delaware Stockholder Litigation has been resolved, and there is no pending stockholder litigation against the Company and its directors.
During the three months ended March 31, 2023 the Company paid the settlement of the Delaware Stockholder Litigation. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of (loss) income and comprehensive (loss) income.
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below represents the Company's repurchase of shares of its Class A common stock during the three months ended March 31, 2023.

(in thousands, except share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased
Period
January 1 - 31, 2023
Repurchase program(a)	—	$—	—	$—

February 1 - 28, 2023
Repurchase program(a)	—	$—	—	$100,000

March 1 - 31, 2023
Repurchase program(a)	5,248,247	$1.09	5,248,247	$94,282

Total
Repurchase program(a)	5,248,247	$1.09	5,248,247	$94,282
(a) On February 27, 2023, the Company's board of directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time through December 31, 2023. Repurchases under the share repurchase program may be made in amounts and at prices the Company deems appropriate and may be made pursuant to a trading plan intended to qualify under Rule 10b5-1 of the Exchange Act. Repurchases by the Company under the share repurchase program will be subject to general market and economic conditions, applicable legal requirements and other considerations, and the share repurchase program may be suspended, modified or discontinued at any time without prior notice at the Company’s discretion.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Offer Letter dated February 27, 2023, by and between MultiPlan Corporation and Jeffrey Doctoroff.	8-K	001-39228	10.1	March 3, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Denotes a management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 10, 2023

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer