Form 10-Q
period 2023-06-30
MultiPlan Corp
filed 2023-08-03
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of July 28, 2023, 649,480,795 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"ASU" are to Accounting Standard Update;

"Benefits Science Technologies" are to Benefits Science LLC;

"Board" are to the board of directors of the Company;

"BST" are to Benefits Science LLC;

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

"Term SOFR" are to the Secured Overnight Financing Rate;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$89,757	$334,046
Restricted cash	6,137	6,513
Trade accounts receivable, net	69,904	78,907
Prepaid expenses	20,523	22,244
Prepaid taxes	17,195	1,351
Other current assets, net	5,512	3,676
Total current assets	209,028	446,737
Property and equipment, net	248,732	232,835
Operating lease right-of-use assets	22,618	24,237
Goodwill	3,829,356	3,705,199
Other intangibles, net	2,805,148	2,940,201
Other assets, net	21,508	21,895
Total assets	$7,136,390	$7,371,104
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,489	$13,295
Accrued interest	56,866	57,982
Operating lease obligation, short-term	5,322	6,363
Current portion of long-term debt	13,250	13,250
Accrued compensation	28,413	34,568
Accrued legal contingencies	12,423	33,923
Other accrued expenses	15,641	16,463
Total current liabilities	147,404	175,844
Long-term debt	4,603,583	4,741,856
Operating lease obligation, long-term	19,716	20,894
Private Placement Warrants and Unvested Founder Shares	4,836	2,442
Deferred income taxes	592,331	639,498
Other liabilities	—	28
Total liabilities	5,367,870	5,580,562
Commitments and contingencies (Note 6)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 667,381,255 and 666,290,344 issued; 649,480,795 and 639,172,938 shares outstanding	67	67
Additional paid-in capital	2,338,509	2,330,444
Retained deficit	(443,771)	(347,800)
Treasury stock — 17,900,460 and 27,117,406 shares	(126,285)	(192,169)
Total shareholders’ equity	1,768,520	1,790,542
Total liabilities and shareholders’ equity	$7,136,390	$7,371,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$237,991	$290,128	$474,585	$588,174
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	59,007	49,977	113,857	97,049
General and administrative expenses	39,750	40,085	71,217	72,673
Depreciation	18,901	17,171	37,107	33,767
Amortization of intangible assets	85,626	85,127	170,753	170,281
Total expenses	203,284	192,360	392,934	373,770
Operating income	34,707	97,768	81,651	214,404
Interest expense	82,475	72,696	165,903	144,141
Interest income	(2,366)	(46)	(5,605)	(58)
Gain on extinguishment of debt	—	—	(36,778)	—
Gain on investments	—	—	—	(289)
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	763	5,149	2,394	(7,592)
Net (loss) income before taxes	(46,165)	19,969	(44,263)	78,202
(Benefit) provision for income taxes	(9,795)	6,457	(8,102)	20,712
Net (loss) income	$(36,370)	$13,512	$(36,161)	$57,490

Weighted average shares outstanding – Basic	643,339,328	639,001,506	640,996,659	638,750,938
Weighted average shares outstanding – Diluted	643,339,328	640,097,349	640,996,659	639,709,247

Net (loss) income per share – Basic	$(0.06)	$0.02	$(0.06)	$0.09
Net (loss) income per share – Diluted	$(0.06)	$0.02	$(0.06)	$0.09

Comprehensive (loss) income	$(36,370)	$13,512	$(36,161)	$57,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2023

	Common Stock Issued		Additional Paid-in Capital	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	667,242,169	$67	$2,333,687	$(347,591)	(32,365,653)	$(197,887)	$1,788,276

2020 Omnibus Incentive Plan	139,086	—	4,827	—	—	—	4,827
Tax withholding related to vesting of equity awards	—	—	(5)	—	—	—	(5)
Stock consideration paid for BST acquisition	—	—	—	(59,810)	21,588,652	79,024	19,214
Repurchase of common stock	—	—		—	(7,123,459)	(7,422)	(7,422)
Net loss	—	—	—	(36,370)	—	—	(36,370)
Balance at end of period	667,381,255	$67	$2,338,509	$(443,771)	(17,900,460)	$(126,285)	$1,768,520

	Three Months Ended June 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	666,045,694	$67	$2,314,488	$269,090	(27,117,406)	$(192,169)	$2,391,476

2020 Omnibus Incentive Plan	131,217	—	4,104	—	—	—	4,104
Tax withholding related to vesting of equity awards	—	—	(239)	—	—	—	(239)
Net income	—	—	—	13,512	—	—	13,512
Balance at end of period	666,176,911	$67	$2,318,353	$282,602	(27,117,406)	$(192,169)	$2,408,853

	Six Months Ended June 30, 2023

	Common Stock Issued		Additional Paid-in Capital	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	666,290,344	$67	$2,330,444	$(347,800)	(27,117,406)	$(192,169)	$1,790,542

2020 Omnibus Incentive Plan	1,090,911	—	8,522	—	—	—	8,522
Tax withholding related to vesting of equity awards	—	—	(457)	—	—	—	(457)
Stock consideration paid for BST acquisition	—	—	—	(59,810)	21,588,652	79,024	19,214
Repurchase of common stock	—	—	—	—	(12,371,706)	(13,140)	(13,140)
Net loss	—	—	—	(36,161)	—	—	(36,161)
Balance at end of period	667,381,255	$67	$2,338,509	$(443,771)	(17,900,460)	$(126,285)	$1,768,520

	Six Months Ended June 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance at beginning of period	665,456,180	$67	$2,311,660	$225,112	(27,117,406)	$(192,169)	$2,344,670
2020 Omnibus Incentive Plan	720,731	—	8,889	—	—	—	8,889
Tax withholding related to vesting of equity awards	—	—	(2,196)	—	—	—	(2,196)
Net income	—	—	—	57,490	—	—	57,490
Balance at end of period	666,176,911	$67	$2,318,353	$282,602	(27,117,406)	$(192,169)	$2,408,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net (loss) income	$(36,161)	$57,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,107	33,767
Amortization of intangible assets	170,753	170,281
Amortization of the right-of-use asset	2,865	3,339
Stock-based compensation	8,522	7,234
Deferred income taxes	(47,167)	(59,481)
Non-cash interest costs	5,106	5,192
Gain on extinguishment of debt	(36,778)	—
Gain on equity investments	—	(289)
Loss on disposal of property and equipment	243	2,785
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	2,394	(7,592)
Changes in assets and liabilities:
Accounts receivable, net	11,056	5,900
Prepaid expenses and other assets	522	9,888
Prepaid taxes	(15,844)	5,064
Operating lease obligation	(3,513)	(5,403)
Accounts payable, accrued expenses, legal contingencies and other	(27,205)	7,464
Net cash provided by operating activities	71,900	235,639
Investing activities:
Purchases of property and equipment	(55,095)	(43,399)
Proceeds from sale of investment	—	289
Purchase of equity investments	—	(15,000)
BST Acquisition, net of cash acquired	(141,294)	—
Net cash used in investing activities	(196,389)	(58,110)
Financing activities:
Repurchase of 5.750% Notes	(99,954)	—
Repayments of Term Loan B	(6,625)	(6,625)
Taxes paid on settlement of vested share awards	(457)	(2,196)
Purchase of treasury stock	(13,140)	—
Net cash used in financing activities	(120,176)	(8,821)
Net (decrease) increase in cash, cash equivalents and restricted cash	(244,665)	168,708
Cash, cash equivalents and restricted cash at beginning of period	340,559	188,379
Cash, cash equivalents and restricted cash at end of period	$95,894	$357,087

Cash and cash equivalents	$89,757	$354,310
Restricted cash	6,137	2,777
Cash, cash equivalents and restricted cash at end of period	$95,894	$357,087

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$4,206	$4,589
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$40
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(161,484)	$(139,013)
Income taxes, net of refunds	$(55,533)	$(72,452)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2022 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of June 30, 2023 and December 31, 2022, and its results of operations and cash flows for the three and six months ended June 30, 2023 and 2022 have been included.
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
Revenue Recognition

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues
Network-Based Services	$57,148	$63,420	$114,343	$132,044
PSAV	41,288	49,282	82,238	101,245
PEPM	14,431	12,801	29,329	27,739
Other	1,429	1,337	2,776	3,060
Analytics-Based Services	151,441	193,294	303,861	389,412
PSAV	143,420	187,517	290,760	377,809
PEPM	7,142	5,777	12,222	11,603
Other	879	—	879	—
Payment and Revenue Integrity Services	29,402	33,414	56,381	66,718
PSAV	29,302	33,295	56,174	66,479
PEPM	100	119	207	239
Total Revenues	$237,991	$290,128	$474,585	$588,174
Percent of PSAV revenues	89.9%	93.1%	90.4%	92.8%
Percent of PEPM revenues	9.1%	6.4%	8.8%	6.7%
Percent of other revenues	1.0%	0.5%	0.8%	0.5%
BST revenues are included in Analytics-Based Services PEPM and Other.
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the six months ended June 30, 2023.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
New Accounting Pronouncements Adopted
ASU 2020-04, 2021-01 and 2022-06, Reference Rate Reform (Topic 848) and Reference Rate Reform (Topic 848): Scope. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, which defers the effective date from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has senior secured credit facilities for which the interest rates are indexed on the LIBOR. The Company transitioned from LIBOR to the Secured Overnight Financing Rate ("Term SOFR") and elected the optional expedients under the standard effective as of July 1, 2023. This adoption did not have any impact on our condensed consolidated financial statements.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.    Business Combinations
BST Acquisition
On May 8, 2023, the Company acquired 100 percent of Benefits Science LLC ("Benefits Science Technologies" or "BST"), a Texas limited liability company offering next generation data and advanced analytics services for $160.5 million, net of acquired cash, consisting of $141.3 million in cash and $19.2 million in Company Class A common stock. This acquisition adds enhanced data and analytics capabilities to our existing services.
The BST acquisition was accounted for as a business combination using the acquisition method of accounting. As a result of the BST acquisition and the application of purchase accounting, BST's identifiable assets and liabilities were adjusted to their fair market value as of the acquisition date. For income tax purposes, the acquisition of BST is treated as the acquisition of partnership interests. The resulting intangible assets are amortizable for income tax purposes.
Following the consummation of the transactions, the Company will enter into separately recognized transactions with key employees and service providers of BST who will be employed or engaged by the Company, and will be eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of BST are met over three to five years. The aggregate potential cash payments under this plan are $66.0 million if the target annual recurring revenue targets are achieved, with additional aggregate potential cash payments of $16.5 million if the maximum annual recurring revenue targets are achieved. If a minimum threshold as a percentage of target annual recurring revenue is not achieved, no cash payments will be due. The Company will account for the incentive payments as post-combination compensation costs.
The following table summarizes the consideration transferred to acquire BST and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Total consideration	$161,181

Cash and cash equivalents	673
Trade accounts receivable, net	2,053
Prepaid expenses	204
Property and equipment, net	57
Operating lease right-of-use assets	1,129
Other assets	46
Other intangibles, net(1)	35,700
Accounts payable	(717)
Other accrued expenses	(938)
Operating lease obligation, short-term	(150)
Operating lease obligation, long-term	(1,033)
Total identifiable net assets	37,024

Goodwill	$124,157
(1)Includes client relationships of $19.2 million with a remaining useful life of 20 years, technology of $15.5 million with a remaining useful life of 7 years, and non-compete agreements of $1.0 million with a remaining useful life of 5 years. The weighted average remaining useful life of the acquired intangibles subject to amortization is 14 years.
The preliminary purchase price allocation for the business combination is subject to adjustment as valuation analyses, primarily related to property and equipment and intangible assets, are finalized.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition.
In connection with the BST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $6.8 million for the three and six months ended June 30, 2023, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.
Unaudited Pro Forma Financial Information
The following represents pro forma effects of the BST acquisition as if it had occurred on January 1, 2022. The pro forma net loss includes: (1) an increase in amortization of intangible assets of $3.0 million related to added amortization expense associated with intangible assets acquired in the acquisition; and (2) the addition of $11.3 million of transaction costs incurred, together with the income tax effects on (1) through (2). These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition occurred on the first day of the period presented, nor does the pro forma financial information purport to present the results of operations for future periods. The following information for the year ended December 31, 2022 is presented in thousands:

Revenues	$1,090,810
Net loss	(586,093)

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.    Long-Term Debt
As of June 30, 2023, and December 31, 2022, long-term debt consisted of the following:

	Key Terms				June 30, 2023	December 31, 2022
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,301,813	$1,308,438
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	1,025,958	1,163,793
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	23	45
Long-term debt					4,677,794	4,822,276
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(10,238)	(11,129)
Discount – Senior Convertible PIK Notes					(21,441)	(23,600)
Less: debt discounts, net					(31,679)	(34,729)
Debt issuance costs - Term Loan B					(5,574)	(6,060)
Debt issuance costs - 5.50% Senior Secured Notes					(11,783)	(12,608)
Debt issuance costs - 5.750% Notes					(11,925)	(13,773)
Less: debt issuance costs, net					(29,282)	(32,441)
Long-term debt, net					$4,603,583	$4,741,856
(1)Beginning December 31, 2021 and quarterly thereafter, we will repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.73% as of June 30, 2023. Effective as of July 1, 2023, LIBOR will be replaced by Term SOFR as described in the New Accounting Pronouncements Adopted section of Note 1 General Information and Basis of Accounting.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
During the six months ended June 30, 2023, the Company purchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of $36.8 million, which is included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
4.    Private Placement Warrants and Unvested Founder Shares
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
As of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	June 30, 2023	December 31, 2022
Private Placement Warrants	$1,859	$953
Unvested Founder Shares	$2,977	$1,489
For the three and six months ended June 30, 2023, the change in fair values was primarily due to the increase in the price of the Company's Class A common stock over that period. The accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income include losses (gains) related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Private Placement Warrants	$143	$932	$905	$(7,840)
Unvested Founder Shares	620	4,217	1,489	248
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	$763	$5,149	$2,394	$(7,592)
5.    Fair Value Measurements
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
Cash and cash equivalents as of June 30, 2023 and December 31, 2022 included money market funds of $25.0 million and $250.0 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of June 30, 2023 and December 31, 2022, the Company's carrying amount and fair value of long-term debt consisted of the following:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,291,575	$1,158,414	$1,297,309	$1,113,091
5.50% Senior Secured Notes	1,050,000	895,965	1,050,000	823,200
5.750% Notes	1,025,958	774,393	1,163,793	775,086
Senior Convertible PIK Notes, net of discount	1,278,559	875,557	1,276,400	841,148
Finance lease obligations	23	23	45	45
Total Liabilities	$4,646,115	$3,704,352	$4,787,547	$3,552,570
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for these assets for the six months ended June 30, 2023 and $662.2 million impairment charges for fiscal year 2022.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At June 30, 2023, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
6.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of June 30, 2023 and December 31, 2022.

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
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that were then consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserted breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleged that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint sought, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants.
While the Company was dismissed from the Delaware Stockholder Litigation, the consolidated lawsuit proceeded against the Churchill Defendants. We had previously agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation.
On November 17, 2022, the Company and the parties to the Delaware Stockholder Litigation entered into a settlement agreement to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company and its insurers paid $33.75 million in exchange for a broad release of all claims related to the business combination and ownership of Churchill stock and warrants from February 19, 2020 through October 8, 2020. The settlement was paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Stockholder Litigation and approved the settlement, with the court ruling becoming final 30 days thereafter. As a result, the Delaware Stockholder Litigation has been resolved.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income during the period of the change and appropriately reflected in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets.
7.    Shareholder's Equity
On February 27, 2023, the Board approved a repurchase program, authorizing, but not obligating, the Company's repurchase of up to an aggregate amount of $100 million of its Class A common stock from time to time through December 31, 2023. As of June 30, 2023, the Company has spent $13.1 million, including commissions, for the repurchase of its Class A common stock as part of this program using cash on hand.
On May 8, 2023, the Company issued stock consideration of 21,588,652 shares of Company Class A common stock for the acquisition of BST.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.    Basic and Diluted (Loss) Earnings Per Share
Basic and diluted (loss) earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2023	2022	2023	2022
Numerator for earnings per share calculation
Net (loss) income	$(36,370)	$13,512	$(36,161)	$57,490
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	643,339,328	639,001,506	640,996,659	638,750,938
Effect of stock-based compensation	—	1,095,843	—	958,309
Weighted average number of shares outstanding – diluted	643,339,328	640,097,349	640,996,659	639,709,247
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic	$(0.06)	$0.02	$(0.06)	$0.09
Net (loss) income per share – diluted	$(0.06)	$0.02	$(0.06)	$0.09
As of the three and six months ended June 30, 2022, we have excluded from the calculation of diluted net (loss) income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net (loss) income per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 12,939,954 for the three and six months ended June 30, 2022.
For the three and six months ended June 30, 2023, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
9.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income include related party expenses of $92,000 and $155,000 for the three and six months ended June 30, 2023. These expenses are associated with a software license from Abacus Insights, Inc., customer service software and captive management services from companies controlled by Hellman & Friedman LLC. No related party expenses were incurred during the three and six months ended June 30, 2022.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $140,000 and zero from related parties as of June 30, 2023 and December 31, 2022, respectively.

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

MultiPlan sits at the nexus of four constituencies (Payors, employers/plan sponsors, plan members and providers) and offers an independent reimbursement solution to reduce healthcare costs in a manner that is systematic, efficient and fair to all parties involved. Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct customers are typically health plan administrators ("Payors") who go out to market with our services. Over the last 40+ years, we have developed a platform that offers these Payors a single interface to a comprehensive set of services, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering independently developed fair and efficient reimbursements to healthcare providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the six months ended June 30, 2023 and year ended December 31, 2022, our comprehensive services identified approximately $11.2 billion and $22.3 billion in potential medical cost savings, respectively.
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
Factors Affecting Our Results of Operations
BST Acquisition
On May 8, 2023, the Company acquired BST, a company offering next generation data and advanced analytics services. The financial results of BST are contained in our Analytics-Based Services service line.
Through June 30, 2023, BST's impact on revenues, net earnings, and results of operations was not material.
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in billions)	2023	2022	%	2023	2022
Commercial Health Plans
Medical charges processed	$18.7	$18.6	0.5%	$37.1	$38.2	(2.9)%
Potential medical cost savings	$5.4	$5.4	—%	$10.6	$10.9	(2.8)%
Potential savings as a % of charges	28.5%	29.0%		28.6%	28.6%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$24.3	$20.8	16.8%	$45.7	$39.4	16.0%
Potential medical cost savings	$0.3	$0.3	—%	$0.6	$0.5	20.0%
Potential savings as a % of charges	1.3%	1.3%		1.3%	1.3%
Total
Medical charges processed	$43.1	$39.4	9.4%	$82.8	$77.5	6.8%
Potential medical cost savings	$5.7	$5.7	—%	$11.2	$11.4	(1.8)%
Potential savings as a % of charges	13.1%	14.4%		13.6%	14.8%
Medical charges processed represent the aggregate dollar amount of claims processed by our cost management and payment accuracy solutions in the period presented. The dollar amount of the claim for purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our solutions. The table above does not include any medical charges processed for BST as BST is a fee-based subscription service and there are no medical charges to report relative to their revenues.
Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management and payment accuracy solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers, and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims. The table above does not include any potential medical cost savings for BST as BST is a fee-based subscription service and there are no potential medical cost savings to report relative to their revenues.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net (loss) income adjusted for interest expense, interest income, income tax expense (benefit), depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
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
The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(36,370)	$13,512	$(36,161)	$57,490
Adjustments:
Interest expense	82,475	72,696	165,903	144,141
Interest income	(2,366)	(46)	(5,605)	(58)
(Benefit) provision for income taxes	(9,795)	6,457	(8,102)	20,712
Depreciation	18,901	17,171	37,107	33,767
Amortization of intangible assets	85,626	85,127	170,753	170,281
Non-income taxes	662	440	1,003	993
EBITDA	$139,133	$195,357	$324,898	$427,326
Adjustments:
Other expenses, net(1)	353	2,543	238	1,653
Integration expenses	788	1,024	1,831	2,696
Change in fair value of Private Placement Warrants and unvested founder shares	763	5,149	2,394	(7,592)
Transaction-related expenses	6,818	1,457	7,836	4,012
Gain on extinguishment of debt	—	—	(36,778)	—
Gain on investments	—	—	—	(289)
Stock-based compensation	4,827	4,104	8,522	7,234
Adjusted EBITDA	$152,682	$209,634	$308,941	$435,040
(1) "Other expenses, net" represent miscellaneous non-recurring income, miscellaneous non-recurring expense, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the three and six months ended June 30, 2023 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation. For the three and six months ended June 30, 2023, interest expense for MultiPlan Corporation was $20.6 million and $41.2 million, respectively, higher than interest expense for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. The loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore the entire amount represents differences between MultiPlan Corporation and MPH. In the three and six months ended June 30, 2023 and June 30, 2022, EBITDA expenses for MPH were higher than MultiPlan Corporation by $1.0 million and $1.9 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net (loss) income to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(36,370)	$13,512	$(36,161)	$57,490
Adjustments:
Amortization of intangible assets	85,626	85,127	170,753	170,281
Other expenses, net	353	2,543	238	1,653
Integration expenses	788	1,024	1,831	2,696
Change in fair value of Private Placement Warrants and unvested founder shares	763	5,149	2,394	(7,592)
Transaction-related expenses	6,818	1,457	7,836	4,012
Gain on investments	—	—	—	(289)
Gain on extinguishment of debt	—	—	(36,778)	—
Stock-based compensation	4,827	4,104	8,522	7,234
Estimated tax effect of adjustments	(24,228)	(23,199)	(37,725)	(45,688)
Adjusted net income	$38,577	$89,717	$80,910	$189,797

Weighted average shares outstanding – Basic	643,339,328	639,001,506	640,996,659	638,750,938

Net income per share – basic	$(0.06)	$0.02	$(0.06)	$0.09
Adjusted EPS	$0.06	$0.14	$0.13	$0.30
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
BST Acquisition
On May 8, 2023, the Company acquired BST. The financial results of BST are contained in our Analytics-Based Services service line. The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. In connection with the BST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $6.8 million for the three and six months ended June 30, 2023, are included in general and administrative expenses. In addition, certain acquired expenses from the acquisition of BST are included in cost of services and general and administrative expenses for the three and six months ended June 30, 2023.
Debt Repurchase and Cancellation
During the six months ended June 30, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
In the year ended December 31, 2022, the Company repurchased in the open market and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of debt of $34.6 million.
Floating Rate Debt
Term Loan B has a variable interest rate and as LIBOR interest rates have increased, our annualized weighted average cash interest rate increased by 1.11% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. As of June 30, 2023, our total debt had an annualized weighted average cash interest rate of 6.91%, as compared to 5.80% as of June 30, 2022.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
The following table provides the results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues
Network-Based Services	$57,148	$63,420	$(6,272)	(9.9)%	$114,343	$132,044	$(17,701)	(13.4)%
Analytics-Based Services	151,441	193,294	(41,853)	(21.7)%	303,861	389,412	(85,551)	(22.0)%
Payment and Revenue Integrity Services	29,402	33,414	(4,012)	(12.0)%	56,381	66,718	(10,337)	(15.5)%
Total Revenues	$237,991	$290,128	$(52,137)	(18.0)%	$474,585	$588,174	$(113,589)	(19.3)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	59,007	49,977	9,030	18.1%	113,857	97,049	16,808	17.3%
General and administrative expenses	39,750	40,085	(335)	(0.8)%	71,217	72,673	(1,456)	(2.0)%
Depreciation expense	18,901	17,171	1,730	10.1%	37,107	33,767	3,340	9.9%
Amortization of intangible assets	85,626	85,127	499	0.6%	170,753	170,281	472	0.3%
Operating income	34,707	97,768	(63,061)	(64.5)%	81,651	214,404	(132,753)	(61.9)%
Interest expense	82,475	72,696	9,779	13.5%	165,903	144,141	21,762	15.1%
Interest income	(2,366)	(46)	(2,320)	NM	(5,605)	(58)	(5,547)	NM
Gain on extinguishment of debt	—	—	—	NM	(36,778)	—	(36,778)	NM
Gain on investments	—	—	—	NM	—	(289)	289	100.0%
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	763	5,149	(4,386)	(85.2)%	2,394	(7,592)	9,986	131.5%
Net (loss) income before taxes	(46,165)	19,969	(66,134)	(331.2)%	(44,263)	78,202	(122,465)	(156.6)%
(Benefit) provision for income taxes	(9,795)	6,457	(16,252)	(251.7)%	(8,102)	20,712	(28,814)	(139.1)%
Net (loss) income	$(36,370)	$13,512	$(49,882)	(369.2)%	$(36,161)	$57,490	$(93,651)	(162.9)%
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $52.1 million, or 18.0%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease in revenues was due to decreases in Network-Based Services revenues of $6.3 million, Analytics-Based Services revenues of $41.9 million, and Payment and Revenue Integrity Services revenues of $4.0 million during this time period, as explained below.
Revenues decreased by $113.6 million, or 19.3%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease in revenues was due to decreases in Network-Based Services revenues of $17.7 million, Analytics-Based Services revenues of $85.6 million, and Payment and Revenue Integrity Services revenues of $10.3 million during this time period, as explained below.
Revenues from the acquisition of BST of $2.1 million for the three and six months ended June 30, 2023 were included in our Analytics-Based Services revenues.
Network-Based Services revenues decreased $6.3 million, or 9.9%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease in revenues was primarily related to lower medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to decreases in Network-Based Services PSAV revenues of $8.0 million, partially offset by increases in PEPM and other network revenues of $1.7 million.

Network-Based Services revenues decreased $17.7 million, or 13.4%, in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease in revenues was primarily related to lower medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to decreases in Network-Based Services PSAV revenues of $19.0 million, partially offset by increases in PEPM and other network revenues of $1.3 million.
Analytics-Based Services revenues decreased $41.9 million, or 21.7%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease in revenues was primarily due to lower medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to a net decreases in Analytics-Based Services PSAV revenues of $44.1 million, partially offset by increases in Analytics-Based Services PEPM and other network revenues of $2.2 million, including acquired revenues of $2.1 million from the acquisition of BST.
Analytics-Based Services revenues decreased $85.6 million, or 22.0%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease in revenues was primarily due to lower medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to decreases in Analytics-Based Services PSAV revenues of $87.1 million, partially offset by increases in Analytics-Based Services PEPM and other revenues of $1.5 million, including acquired revenues of $2.1 million from the acquisition of BST.
Payment and Revenue Integrity Services revenues decreased by $4.0 million, or 12.0%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease was primarily in our Clinical Negotiations pre-payment integrity line of business, contributing to decreases in PSAV revenues of $4.0 million.
Payment and Revenue Integrity Services revenues decreased by $10.3 million, or 15.5%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease was primarily in our Clinical Negotiations pre-payment integrity line of business, contributing to decreases in PSAV revenues of $10.3 million.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Personnel expenses excluding stock-based compensation	$47,960	$41,612	$6,348	15.3%	$94,236	$80,769	$13,467	16.7%
Stock-based compensation	1,533	927	606	65.4%	2,417	1,527	890	58.3%
Personnel expenses including stock-based compensation	49,493	42,539	6,954	16.3%	96,653	82,296	14,357	17.4%
Access and bill review fees	5,304	3,999	1,305	32.6%	9,799	7,757	2,042	26.3%
Other cost of services expenses	4,210	3,439	771	22.4%	7,405	6,996	409	5.8%
Total costs of services	$59,007	$49,977	$9,030	18.1%	$113,857	$97,049	$16,808	17.3%
The increases in costs of services of $9.0 million, or 18.1%, and $16.8 million, or 17.3% for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, were primarily due to increases in personnel expenses from increases in employee headcount and year-over-year increases in compensation and related fringe benefits, as well as acquired costs of services expenses from the acquisition of BST of $1.1 million during the three and six months ended June 30, 2023. Increases in access and bill review fees for the three and six months ended June 30, 2023 were primarily due to increases in claims processing expenses as a result of increased volume.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$29,638	$35,451	$(5,813)	(16.4)%	$57,276	$62,954	$(5,678)	(9.0)%
Stock-based compensation	3,294	3,177	117	3.7%	6,105	5,707	398	7.0%
Transaction-related expenses	6,818	1,457	5,361	367.9%	7,836	4,012	3,824	95.3%
General and administrative expenses	$39,750	$40,085	$(335)	(0.8)%	$71,217	$72,673	$(1,456)	(2.0)%

The decrease of $0.3 million, or 0.8%, in general and administrative expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 was primarily due to net decreases in personnel expenses net of capitalized development of $5.0 million and decreases in the loss on disposal of assets of $2.2 million, offset by increases in transaction costs of $5.4 million primarily related to the acquisition of BST, and acquired general and administrative expenses from the acquisition of BST of $1.5 million.
The decrease of $1.5 million, or 2.0%, in general and administrative expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 was primarily due to net decreases in personnel expenses net of capitalized development of $5.1 million, decreases in insurance of $1.8 million, and decreases in loss on disposal of assets of $2.4 million, offset by increases in transaction costs of $3.8 million primarily related to the acquisition of BST, professional fees of $2.1 million, primarily outside accrued legal contingencies, and acquired general and administrative expenses from the acquisition of BST of $1.5 million and other net increases in general and administrative expenses of $0.4 million.
Depreciation Expense
The increase of $1.7 million, or 10.1%, and $3.3 million, or 9.9%, in depreciation expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were due to purchases of property and equipment, including internally generated capitalized software in the three and six months ended June 30, 2023 and year-ended December 31, 2022, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
Amortization of intangible assets was relatively flat for the three and six months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Interest Expense
The increase in interest expense of $9.8 million, or 13.5%, and $21.8 million, or 15.1% for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively were primarily due to the increase in LIBOR on our Term Loan B, offset by reductions in interest expense due to the repurchase and cancellation of our 5.750% Notes. Our annualized weighted average cash interest rate increased by 1.11% across our total debt in the six months ended June 30, 2023 as compared to the same period in prior year.
As of June 30, 2023, our long-term debt was $4,603.6 million and included (i) $1,288.6 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,026.0 million of 5.750% Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, and net of (v) discount on Term Loan B of $10.2 million, (vi) discount on Senior Convertible PIK Notes of $21.4 million, and (vii) debt issue costs of $29.3 million. As of June 30, 2023, our total debt had an annualized weighted average cash interest rate of 6.91%. As of June 30, 2022, our total debt had an annualized weighted average cash interest rate of 5.80%.
As of December 31, 2022, our long-term debt was $4,741.9 million and included (i) $1,295.2 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $1,163.8 million of 5.750% Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, and net of (v) discount on Term Loan B of $11.1 million, (vi) discount on Senior Convertible PIK Notes of $23.6 million, and (vii) debt issue costs of $32.4 million. As of December 31, 2022, our total debt had a weighted average cash interest rate of 6.67%.
Gain on extinguishment of debt
During the six months ended June 30, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2022 to June 30, 2023, the fair value of the Private Placement Warrants increased by $0.9 million and the fair value of the Unvested Founder Shares increased by $1.5 million. The increase was primarily due to the increase in the price of the Company's Class A common stock over that period.

(Benefit) provision for income taxes
Net loss before income taxes for the three months ended June 30, 2023 of $46.2 million generated a benefit for income taxes of $9.8 million. Net income before income taxes for the three months ended June 30, 2022 of $20.0 million generated a provision for income taxes of $6.5 million.
Net loss before income taxes for the six months ended June 30, 2023 of $44.3 million generated a benefit for income taxes of $8.1 million. Net income before income taxes for the six months ended June 30, 2022 of $78.2 million generated a provision for income taxes of $20.7 million.
The effective tax rate for the six months ended June 30, 2023 differed from the statutory rate primarily due to stock compensation expense, non-deductible mark-to-market liability, non-deductible transaction costs due to the BST acquisition and state tax expense. The effective tax rate for the six months ended June 30, 2022 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, limitations on executive compensation and state tax expense.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $95.9 million, which includes restricted cash of $6.1 million, and $448.2 million of loan availability under the revolving credit facility. As of June 30, 2023, we have three letters of credit totaling $1.8 million of utilization against the revolving credit facility. The three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2023. As of June 30, 2023, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $13.1 million, including commissions.
On May 8, 2023, we paid cash consideration in an aggregate amount of $141.3 million for the acquisition of BST. We funded this cash consideration with cash on hand.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$71,900	$235,639
Investing activities	$(196,389)	$(58,110)
Financing activities	$(120,176)	$(8,821)

Cash Flows from Operating Activities
Cash flows from operating activities provided $71.9 million for the six months ended June 30, 2023 and $235.6 million for the six months ended June 30, 2022. This decrease of $163.7 million, or 69.5%, in cash flows from operating activities was primarily the result of decreases in net income of $93.7 million, changes in net working capital of $57.9 million, and decreases in adjustments for non-cash items of $12.2 million.
The $12.2 million decrease in non-cash items was primarily due to gain on extinguishment of debt of $36.8 million and loss on disposal of property and equipment of $2.5 million, offset by increases in deferred income taxes of $12.3 million, increases in the loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares of $10.0 million, increases in depreciation of $3.3 million and increases in stock-based compensation of $1.3 million.
During the six months ended June 30, 2023, $35.0 million was used by changes in net working capital primarily due to increases in prepaid taxes of $15.8 million, decreases of $21.5 million of accrued legal contingencies, and $6.8 million in accrued compensation expense primarily related to the Company's incentive compensation program decreases in operating lease obligations of $3.5 million, partially offset by decreases in accounts receivable of $11.1 million and increases in accounts payable of $2.2 million.
During the six months ended June 30, 2022, $22.9 million was provided by changes in net working capital primarily due to increases in accounts payable and accrued expenses and other expenses of $7.5 million, decreases in prepaid expenses and other assets of $9.9 million, decreases in prepaid taxes of $5.1 million, and decreases in net accounts receivable of $5.9 million primarily due to the timing of collections, offset by decreases in operating lease obligations of $5.4 million. The increase in accounts payable and accrued expenses and other expenses of $7.5 million was primarily due to increases of $5.3 million in accrued compensation expenses primarily related to the Company's employee bonus program and $3.1 million related to the timing of tax payments throughout the year which increased our liabilities, offset by decreases in other accrued expenses of $0.9 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2023, net cash of $196.4 million was used in investing activities including $55.1 million for purchases of property and equipment and capitalization of software development and $141.3 million for the acquisition of BST. For the six months ended June 30, 2022, net cash of $58.1 million was used in investing activities including $43.4 million for purchases of property and equipment and capitalization of software development and the $15.0 million equity investment in Abacus.
Cash Flows from Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2023 were $120.2 million primarily consisting of $100.0 million for the repurchase of 5.750% Notes, $13.1 million purchase of treasury stock, including commissions, $6.6 million repayments of Term Loan B and $0.5 million of taxes paid on net settlement of vested share awards.
Cash flows used in financing activities for the six months ended June 30, 2022 were $8.8 million consisting of $6.6 million repayments of Term Loan B and $2.2 million of taxes paid on net settlement of vested share awards.
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
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) LIBOR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the LIBOR for an interest period of one month plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.73% and 5.82% as of June 30, 2023 and 2022, respectively.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
The Company transitioned from LIBOR to Term SOFR effective July 1, 2023.

We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at June 30, 2023 and 0.25% at December 31, 2022. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
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
During the six months ended June 30, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 3.54 times, 2.30 times, and 2.64 times as of June 30, 2023, June 30, 2022, and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022 we were in compliance with all of the debt covenants.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2022 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2022 Annual Report. As of June 30, 2023, our critical accounting policies and estimates have not changed from those described in our 2022 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2022 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of June 30, 2023, there were no material changes in the market risks described in our 2022 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of June 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On March 25, 2021 and April 9, 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that were then consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserted breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG and M. Klein (collectively, the "Churchill Defendants") and the Company. The Delaware Stockholder Litigation complaint alleged that the Transactions were a product of an unfair process by Churchill, which was allegedly impacted by conflicts of interest, resulting in mispricing of the Transactions. The complaint sought, among other things, damages, certain equitable relief including the reopening of redemptions, and attorneys’ fees and costs. The Company and the Churchill Defendants filed motions to dismiss the complaint. On January 3, 2022, the Chancery Court issued a ruling granting in part the Company’s motion to dismiss and denying the motion to dismiss filed by the Churchill Defendants.
While the Company was dismissed from the Delaware Stockholder Litigation, the consolidated lawsuit proceeded against the Churchill Defendants. We had previously agreed to indemnify certain of the Churchill Defendants with respect to the Delaware Stockholder Litigation.
On November 17, 2022, the Company and the parties to the Delaware Stockholder Litigation entered into a settlement agreement to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company and its insurers paid $33.75 million in exchange for a broad release of all claims related to the business combination and ownership of Churchill stock and warrants from February 19, 2020 through October 8, 2020. The settlement was paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Stockholder Litigation and approved the settlement, with the court ruling becoming final 30 days thereafter. As a result, the Delaware Stockholder Litigation has been resolved.
During the six months ended June 30, 2023 the Company paid the settlement of the Delaware Stockholder Litigation. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of (loss) income and comprehensive (loss) income.
Item 1A. Risk Factors
There have been no material changes during the six months ended June 30, 2023 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The table below represents the Company's repurchase of shares of its Class A common stock during the three months ended June 30, 2023.

(in thousands, except share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased
Period
April 1 - 30, 2023
Repurchase program(a)	2,371,867	$1.05	2,371,867	$91,784

May 1 - 31, 2023
Repurchase program(a)	4,751,592	$1.04	4,751,592	$86,860

June 1 - 30, 2023
Repurchase program(a)	—	$—	—	$—

Total
Repurchase program(a)	7,123,459	$1.04	7,123,459	$—
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
Item 5. Other Information
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Unit Purchase Agreement, dated May 8, 2023, by and among MultiPlan Corporation, MultiPlan, Inc., Babylon Acquisition Corp., Benefits Science LLC, the Sellers listed therein and the Seller Representative identified therein.	8-K	001-39228	2.1	May 9, 2023
10.1
Amendment Agreement No. 1, dated as of June 15, 2023, to the Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer

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
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the six months ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: August 3, 2023

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer