Form 10-Q
period 2023-09-30
MultiPlan Corp
filed 2023-11-08
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of October 30, 2023, 649,486,255 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"DHP" are to Discovery Health Partners;

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

"Non-income taxes" includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in costs of services and general and administrative expenses;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$101,320	$334,046
Restricted cash	6,294	6,513
Trade accounts receivable, net	69,339	78,907
Prepaid expenses	16,270	22,244
Prepaid taxes	6,575	1,351
Other current assets, net	11,867	3,676
Total current assets	211,665	446,737
Property and equipment, net	255,786	232,835
Operating lease right-of-use assets	21,120	24,237
Goodwill	3,829,002	3,705,199
Other intangibles, net	2,719,177	2,940,201
Other assets, net	21,069	21,895
Total assets	$7,057,819	$7,371,104
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,402	$13,295
Accrued interest	76,488	57,982
Operating lease obligation, short-term	4,935	6,363
Current portion of long-term debt	13,250	13,250
Accrued compensation	33,260	34,568
Accrued legal contingencies	12,423	33,923
Other accrued expenses	16,929	16,463
Total current liabilities	171,687	175,844
Long-term debt	4,557,978	4,741,856
Operating lease obligation, long-term	18,541	20,894
Private Placement Warrants and Unvested Founder Shares	2,709	2,442
Deferred income taxes	552,220	639,498
Other liabilities	5,096	28
Total liabilities	5,308,231	5,580,562
Commitments and contingencies (Note 7)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 667,386,715 and 666,290,344 issued; 649,486,255 and 639,172,938 shares outstanding	67	67
Additional paid-in capital	2,343,340	2,330,444
Accumulated other comprehensive income	382	—
Retained deficit	(467,916)	(347,800)
Treasury stock — 17,900,460 and 27,117,406 shares	(126,285)	(192,169)
Total shareholders’ equity	1,749,588	1,790,542
Total liabilities and shareholders’ equity	$7,057,819	$7,371,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$242,804	$250,453	$717,389	$838,627
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,949	53,012	174,806	150,061
General and administrative expenses	36,779	58,434	107,996	131,107
Depreciation	19,586	17,481	56,693	51,248
Amortization of intangible assets	85,971	85,127	256,724	255,408
Total expenses	203,285	214,054	596,219	587,824
Operating income	39,519	36,399	121,170	250,803
Interest expense	84,300	77,087	250,203	221,228
Interest income	(1,505)	(886)	(7,110)	(944)
Gain on extinguishment of debt	(10,129)	—	(46,907)	—
Gain on investments	—	—	—	(289)
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(2,127)	(48,851)	267	(56,443)
Net (loss) income before taxes	(31,020)	9,049	(75,283)	87,251
(Benefit) provision for income taxes	(6,875)	(10,687)	(14,977)	10,025
Net (loss) income	$(24,145)	$19,736	$(60,306)	$77,226

Weighted average shares outstanding – Basic	646,443,806	639,073,949	643,855,782	638,859,792
Weighted average shares outstanding – Diluted	646,443,806	639,850,455	643,855,782	639,590,184

Net (loss) income per share – Basic	$(0.04)	$0.03	$(0.09)	$0.12
Net (loss) income per share – Diluted	$(0.04)	$0.03	$(0.09)	$0.12

Net (loss) income	(24,145)	19,736	(60,306)	77,226
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	382	—	382	—
Comprehensive (loss) income	$(23,763)	$19,736	$(59,924)	$77,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended September 30, 2023

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	667,381,255	$67	$2,338,509	$—	$(443,771)	(17,900,460)	$(126,285)	$1,768,520

2020 Omnibus Incentive Plan	5,460	—	4,835	—	—	—	—	4,835
Tax withholding related to vesting of equity awards	—	—	(4)	—	—	—	—	(4)
Gains arising during the period on Interest rate swaps	—	—	—	936	—	—	—	936
Reclassification adjustments for gains included in net income (interest expense)				(554)				(554)
Net loss	—	—	—	—	(24,145)	—	—	(24,145)
Balance at end of period	667,386,715	$67	$2,343,340	$382	$(467,916)	(17,900,460)	$(126,285)	$1,749,588

	Three Months Ended September 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	666,176,911	$67	$2,318,353	$—	$282,602	(27,117,406)	$(192,169)	$2,408,853

2020 Omnibus Incentive Plan	49,156	—	4,065	—	—	—	—	4,065
Tax withholding related to vesting of equity awards	—	—	(180)	—	—	—	—	(180)
Reclassification of Private Placement Warrants	—	—	4,508	—	—	—	—	4,508
Net income	—	—	—	—	19,736	—	—	19,736
Balance at end of period	666,226,067	$67	$2,326,746	$—	$302,338	(27,117,406)	$(192,169)	$2,436,982

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Nine Months Ended September 30, 2023

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	666,290,344	$67	$2,330,444	$—	$(347,800)	(27,117,406)	$(192,169)	$1,790,542

2020 Omnibus Incentive Plan	1,096,371	—	13,357	—	—	—	—	13,357
Tax withholding related to vesting of equity awards	—	—	(461)	—	—	—	—	(461)
Stock consideration paid for BST acquisition	—	—	—	—	(59,810)	21,588,652	79,024	19,214
Gains arising during the period on Interest rate swaps	—	—	—	936	—	—	—	936
Reclassification adjustments for gains included in net income (interest expense)				(554)				(554)
Repurchase of common stock	—	—	—	—	—	(12,371,706)	(13,140)	(13,140)
Net loss	—	—	—	—	(60,306)	—	—	(60,306)
Balance at end of period	667,386,715	$67	$2,343,340	$382	$(467,916)	(17,900,460)	$(126,285)	$1,749,588

	Nine Months Ended September 30, 2022

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	665,456,180	$67	$2,311,660	$—	$225,112	(27,117,406)	$(192,169)	$2,344,670
2020 Omnibus Incentive Plan	769,887	—	12,954	—	—	—	—	12,954
Tax withholding related to vesting of equity awards	—	—	(2,376)	—	—	—	—	(2,376)
Reclassification of Private Placement Warrants	—	—	4,508	—	—	—	—	4,508
Net income	—	—	—	—	77,226	—	—	77,226
Balance at end of period	666,226,067	$67	$2,326,746	$—	$302,338	(27,117,406)	$(192,169)	$2,436,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net (loss) income	$(60,306)	$77,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,693	51,248
Amortization of intangible assets	256,724	255,408
Amortization of the right-of-use asset	4,329	4,924
Stock-based compensation	13,357	11,298
Deferred income taxes	(87,278)	(138,873)
Amortization of debt issuance costs and discounts	7,967	7,841
Gain on extinguishment of debt	(46,907)	—
Gain on equity investments	—	(289)
Loss on disposal of property and equipment	452	1,110
Loss (gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	267	(56,443)
Changes in assets and liabilities:
Accounts receivable, net	11,621	27,588
Prepaid expenses and other assets	(759)	13,764
Prepaid taxes	(5,224)	5,064
Operating lease obligation	(5,041)	(4,844)
Accounts payable, accrued expenses, legal contingencies and other	(1,877)	89,653
Net cash provided by operating activities	144,018	344,675
Investing activities:
Purchases of property and equipment	(77,509)	(64,209)
Proceeds from sale of investment	—	289
Purchase of equity investments	—	(15,000)
BST Acquisition, net of cash acquired	(140,940)	—
Net cash used in investing activities	(218,449)	(78,920)
Financing activities:
Repurchase of 5.750% Notes	(134,975)	—
Repayments of Term Loan B	(9,938)	(9,938)
Taxes paid on settlement of vested share awards	(461)	(2,376)
Purchase of treasury stock	(13,140)	—
Net cash used in financing activities	(158,514)	(12,314)
Net (decrease) increase in cash, cash equivalents and restricted cash	(232,945)	253,441
Cash, cash equivalents and restricted cash at beginning of period	340,559	188,379
Cash, cash equivalents and restricted cash at end of period	$107,614	$441,820

Cash and cash equivalents	$101,320	$439,123
Restricted cash	6,294	2,697
Cash, cash equivalents and restricted cash at end of period	$107,614	$441,820

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$7,319	$6,315
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,258
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(223,640)	$(187,834)
Income taxes, net of refunds	$(78,582)	$(104,693)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2022 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and December 31, 2022, and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022 have been included.
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
Revenue Recognition

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues
Network-Based Services	$56,828	$58,859	$171,171	$190,903
PSAV	40,441	43,260	122,679	144,505
PEPM	14,055	13,574	43,384	41,313
Other	2,332	2,025	5,108	5,085
Analytics-Based Services	158,414	163,922	462,275	553,334
PSAV	147,748	158,804	438,508	536,613
PEPM	8,786	5,118	21,008	16,721
Other	1,880	—	2,759	—
Payment and Revenue Integrity Services	27,562	27,672	83,943	94,390
PSAV	27,461	27,554	83,635	94,033
PEPM	101	118	308	357
Total Revenues	$242,804	$250,453	$717,389	$838,627
Percent of PSAV revenues	88.8%	91.7%	89.9%	92.4%
Percent of PEPM revenues	9.5%	7.5%	9.0%	7.0%
Percent of other revenues	1.7%	0.8%	1.1%	0.6%
BST revenues are included in Analytics-Based Services PEPM and Other.
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the three and nine months ended September 30, 2023.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
Derivatives
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. In September 2023, the Company entered into interest rate swap agreements to effectively convert some of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows.
The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for the contracts entered into during the three months ended September 30, 2023. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects "Earnings".
New Accounting Pronouncements Adopted

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

ASU 2020-04, 2021-01 and 2022-06, Reference Rate Reform (Topic 848) and Reference Rate Reform (Topic 848): Scope. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, which defers the effective date from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has senior secured credit facilities for which the interest rates were originally indexed on the LIBOR. The Company transitioned from LIBOR to the Secured Overnight Financing Rate ("Term SOFR") and elected the optional expedients under the standard effective as of July 1, 2023. This adoption did not have any impact on our condensed consolidated financial statements.
2.    Business Combinations
BST Acquisition
On May 8, 2023, the Company acquired 100 percent of Benefits Science LLC ("Benefits Science Technologies" or "BST"), a Texas limited liability company offering next generation data and advanced analytics services for $160.1 million, net of acquired cash, consisting of $140.9 million in cash and $19.2 million in Company Class A common stock. This acquisition adds enhanced data and analytics capabilities to our existing services.
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
Following the consummation of the transactions, the Company entered into separately recognized transactions with key employees and service providers of BST who are employed or engaged by the Company, and are eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of BST are met over three to five years. The aggregate potential cash payments under this plan are $66.0 million if the target annual recurring revenue targets are achieved, with additional aggregate potential cash payments of up to $16.5 million if the maximum annual recurring revenue targets are achieved. If a minimum threshold as a percentage of target annual recurring revenue is not achieved, no cash payments will be due. The Company will account for the incentive payments as post-combination compensation costs.
The following table summarizes the consideration transferred to acquire BST and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)	September 30, 2023

Total consideration	$160,827

Cash and cash equivalents	673
Trade accounts receivable, net	2,053
Prepaid expenses	204
Property and equipment, net	57
Operating lease right-of-use assets	1,129
Other assets	46
Other intangibles, net(1)	35,700
Accounts payable	(717)
Other accrued expenses	(938)
Operating lease obligation, short-term	(150)
Operating lease obligation, long-term	(1,033)
Total identifiable net assets	37,024

Goodwill	$123,803
(1)Includes client relationships of $19.2 million with a remaining useful life of 20 years, technology of $15.5 million with a remaining useful life of 7 years, and non-compete agreements of $1.0 million with a remaining useful life of 5 years. The weighted average remaining useful life of the acquired intangibles subject to amortization is 14 years.
During the three months ended September 30, 2023 the purchase price was adjusted by $0.4 million to reflect the final adjustments for working capital and indebtedness.
The preliminary purchase price allocation for the business combination is subject to adjustment as valuation analyses, primarily related to property and equipment and intangible assets, are finalized.
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition.
In connection with the BST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.1 million and $6.9 million for the three and nine months ended September 30, 2023, respectively, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.    Derivative Financial Instruments
The Company is exposed to interest risk on its floating rate debt. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The Company records derivatives on the balance sheet at fair value, as described in Note 6 Fair Value Methods. The gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the periods presented:

(in thousands)	Nine Months Ended September 30,
	2023	2022
Balance as of January 1	$—	$—
Unrealized gain recognized in other comprehensive income before reclassifications	936	—
Reclassifications to interest expense	554	—
Balance as of September 30, net of tax	$382	$—
There was no cash flow hedge activity during the three and nine months ended September 30, 2022.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income:

(in thousands)		Nine Months Ended September 30,
Derivatives designated as cash flow hedges	Location of Gain Recognized on Derivatives	2023	2022
Interest rate swap contracts	Interest expense	$554	$—
The following table represents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets (in thousands):

(in thousands)	Fair Value at September 30, 2023	Fair Value at December 31, 2022
Derivatives designated as cash flow hedging instruments:
Other current assets, net	$6,139	$—
Other liabilities	5,082	—

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    Long-Term Debt
As of September 30, 2023, and December 31, 2022, long-term debt consisted of the following:

	Key Terms				September 30, 2023	December 31, 2022
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,298,500	$1,308,438
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	979,827	1,163,793
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,300,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	19	45
Long-term debt					4,628,346	4,822,276
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(9,787)	(11,129)
Discount – Senior Convertible PIK Notes					(20,336)	(23,600)
Less: debt discounts, net					(30,123)	(34,729)
Debt issuance costs - Term Loan B					(5,328)	(6,060)
Debt issuance costs - 5.50% Senior Secured Notes					(11,359)	(12,608)
Debt issuance costs - 5.750% Notes					(10,308)	(13,773)
Less: debt issuance costs, net					(26,995)	(32,441)
Long-term debt, net					$4,557,978	$4,741,856
(1)Beginning December 31, 2021 and quarterly thereafter, we will repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.92% as of September 30, 2023. Prior to July 1, 2023, LIBOR was used to calculate interest on Term Loan B and Revolver B, as described in the New Accounting Pronouncements Adopted section of Note 1 General Information and Basis of Accounting.
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
During the three and nine months ended September 30, 2023, the Company purchased and cancelled $46.1 million and $184.0 million, respectively, of the 5.750% Notes. The repurchases resulted in the recognition of gain on extinguishment of $10.1 million and $46.9 million during the three and nine months ended September 30, 2023, respectively, which are included

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
5.    Private Placement Warrants and Unvested Founder Shares
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
As of September 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	September 30, 2023	December 31, 2022
Private Placement Warrants	$1,096	$953
Unvested Founder Shares	$1,613	$1,489
For the three months ended September 30, 2023, the change in fair values was primarily due to the change in expected term and the decrease in the price of the Company's Class A common stock over that period. For the nine months ended September 30, 2023, the change in fair value was primarily due to the change in volatility and expected term over that period. The accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income include losses (gains) related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Private Placement Warrants	$(763)	$(20,818)	$143	$(28,658)
Unvested Founder Shares	(1,364)	(28,033)	124	(27,785)
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(2,127)	$(48,851)	$267	$(56,443)
6.    Fair Value Measurements
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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
Cash and cash equivalents as of September 30, 2023 and December 31, 2022 included money market funds of $55.0 million and $250.0 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of September 30, 2023 and December 31, 2022, the Company's carrying amount and fair value of long-term debt consisted of the following:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,288,713	$1,217,061	$1,297,309	$1,113,091
5.50% Senior Secured Notes	1,050,000	892,080	1,050,000	823,200
5.750% Notes	979,827	734,380	1,163,793	775,086
Senior Convertible PIK Notes, net of discount	1,279,664	852,768	1,276,400	841,148
Finance lease obligations	19	19	45	45
Total Liabilities	$4,598,223	$3,696,308	$4,787,547	$3,552,570
We estimate the fair value of long-term debt using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement.
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
The Company records derivatives on the balance sheet at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates.
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for these assets for the three and nine months ended September 30, 2023 and 2022, and $662.2 million impairment charges for fiscal year 2022.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At September 30, 2023, the carrying amount of

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of September 30, 2023 and December 31, 2022. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $6.1 million outstanding as of September 30, 2023 and zero as of December 31, 2022.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.    Shareholder's Equity
On February 27, 2023, the Board approved a repurchase program, authorizing, but not obligating, the Company's repurchase of up to an aggregate amount of $100 million of its Class A common stock from time to time through December 31, 2023. As of September 30, 2023, the Company has spent $13.1 million, including commissions, for the repurchase of its Class A common stock as part of this program using cash on hand.
On May 8, 2023, the Company issued stock consideration of 21,588,652 shares of Company Class A common stock for the acquisition of BST.
On August 4, 2023, our stockholders approved our 2023 Employee Stock Purchase Plan (the "ESPP"), authorizing the issuance of up to 20,000,000 shares. The ESPP allows eligible employees to purchase our common stock at a price equal to 85% of the Company's stock price on the purchase date. During the three months ended September 30, 2023, no shares were issued under the ESPP. The first offering period began on October 1, 2023.
9.    Basic and Diluted (Loss) Earnings Per Share
Basic and diluted (loss) earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share data)	2023	2022	2023	2022
Numerator for earnings per share calculation
Net (loss) income	$(24,145)	$19,736	$(60,306)	$77,226
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	646,443,806	639,073,949	643,855,782	638,859,792
Effect of stock-based compensation	—	776,506	—	730,392
Weighted average number of shares outstanding – diluted	646,443,806	639,850,455	643,855,782	639,590,184
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic	$(0.04)	$0.03	$(0.09)	$0.12
Net (loss) income per share – diluted	$(0.04)	$0.03	$(0.09)	$0.12
As of the three and nine months ended September 30, 2022, we have excluded from the calculation of diluted net (loss) income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net (loss) income per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 12,939,954 and 12,394,828 for the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
10.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income include related party expenses of $78,000 and $233,000 for the three and nine months ended September 30, 2023. These expenses are associated with a software license from Abacus Insights, Inc., as well as customer service software and captive management services from companies controlled by Hellman & Friedman LLC. No related party expenses were incurred during the three and nine months ended September 30, 2022.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $112,000 and zero from related parties as of September 30, 2023 and December 31, 2022, respectively.

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

MultiPlan sits at the nexus of four constituencies (Payors, employers/plan sponsors, plan members and providers) and offers an independent reimbursement solution to reduce healthcare costs in a manner that is systematic, efficient and fair to all parties involved. Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct customers are typically health plan administrators ("Payors") who go out to market with our services. Over the last 40+ years, we have developed a platform that offers these Payors a single interface to a comprehensive set of services, which are used in combination or individually to reduce the medical cost burden on their health plan customers and members while fostering independently developed fair and efficient reimbursements to healthcare providers. These comprehensive offerings have enabled us to maintain long-term relationships with a number of our customers, including relationships of over 25 years with some of the nation's largest Payors. For the nine months ended September 30, 2023 and year ended December 31, 2022, our comprehensive services identified approximately $17.0 billion and $22.3 billion in potential medical cost savings, respectively.
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
Through September 30, 2023, BST's impact on revenues, net earnings, and results of operations was not material.
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The medical charges of those claims can influence our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in billions)	2023	2022	%	2023	2022
Commercial Health Plans
Medical charges processed	$18.5	$17.9	3.4%	$55.6	$56.1	(0.9)%
Potential medical cost savings	$5.5	$5.1	7.8%	$16.1	$16.1	—%
Potential savings as a % of charges	29.5%	28.6%		28.9%	28.6%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$24.0	$20.8	15.4%	$69.7	$60.2	15.8%
Potential medical cost savings	$0.3	$0.3	—%	$0.9	$0.8	12.5%
Potential savings as a % of charges	1.3%	1.3%		1.3%	1.3%
Total
Medical charges processed	$42.5	$38.7	9.8%	$125.3	$116.2	7.8%
Potential medical cost savings	$5.8	$5.4	7.4%	$17.0	$16.9	0.9%
Potential savings as a % of charges	13.6%	14.0%		13.6%	14.5%
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net (loss) income adjusted for interest expense, interest income, income tax expense (benefit), depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net (loss) income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, other expense, (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.
The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(24,145)	$19,736	$(60,306)	$77,226
Adjustments:
Interest expense	84,300	77,087	250,203	221,228
Interest income	(1,505)	(886)	(7,110)	(944)
(Benefit) provision for income taxes	(6,875)	(10,687)	(14,977)	10,025
Depreciation	19,586	17,481	56,693	51,248
Amortization of intangible assets	85,971	85,127	256,724	255,408
Non-income taxes	669	76	1,672	1,069
EBITDA	$158,001	$187,934	$482,899	$615,260
Adjustments:
Other expenses, net(1)	521	553	759	2,206
Integration expenses	891	1,066	2,722	3,762
Change in fair value of Private Placement Warrants and unvested founder shares	(2,127)	(48,851)	267	(56,443)
Transaction-related expenses	269	27,408	8,105	31,420
Gain on extinguishment of debt	(10,129)	—	(46,907)	—
Gain on investments	—	—	—	(289)
Stock-based compensation	4,835	4,064	13,357	11,298
Adjusted EBITDA	$152,261	$172,174	$461,202	$607,214
(1) "Other expenses, net" represent miscellaneous non-recurring income, miscellaneous non-recurring expense, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the three and nine months ended September 30, 2023 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation. For the three and nine months ended September 30, 2023, interest expense for MultiPlan Corporation was $20.1 million and $61.2 million, respectively, higher than interest expense for MPH due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. The (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares and stock-based compensation are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore the entire amount represents differences between MultiPlan Corporation and MPH. In the three and nine months ended September 30, 2023 and September 30, 2022, EBITDA expenses for MultiPlan Corporation were lower than MPH by $1.0 million and $3.0 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net (loss) income to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(24,145)	$19,736	$(60,306)	$77,226
Adjustments:
Amortization of intangible assets	85,971	85,127	256,724	255,408
Other expenses, net	521	553	759	2,206
Integration expenses	891	1,066	2,722	3,762
Change in fair value of Private Placement Warrants and unvested founder shares	(2,127)	(48,851)	267	(56,443)
Transaction-related expenses	269	27,408	8,105	31,420
Gain on investments	—	—	—	(289)
Gain on extinguishment of debt	(10,129)	—	(46,907)	—
Stock-based compensation	4,835	4,064	13,357	11,298
Estimated tax effect of adjustments	(20,334)	(30,557)	(58,059)	(76,245)
Adjusted net income	$35,752	$58,546	$116,662	$248,343

Weighted average shares outstanding – Basic	646,443,806	639,073,949	643,855,782	638,859,792

Net income per share – basic	$(0.04)	$0.03	$(0.09)	$0.12
Adjusted EPS	$0.06	$0.09	$0.18	$0.39
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
BST Acquisition
On May 8, 2023, the Company acquired BST. The financial results of BST are contained in our Analytics-Based Services service line. The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. In connection with the BST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.1 million and $6.9 million for the three and nine months ended September 30, 2023, respectively, are included in general and administrative expenses. In addition, certain acquired expenses from the acquisition of BST are included in costs of services and general and administrative expenses for the three and nine months ended September 30, 2023.
Debt Repurchase and Cancellation
During the three months ended September 30, 2023, the Company repurchased and cancelled $46.1 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $10.1 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
During the nine months ended September 30, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.

In the year ended December 31, 2022, the Company repurchased in the open market and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of debt of $34.6 million.
Floating Rate Debt
Term Loan B has a variable interest rate and as interest rates have increased, our annualized weighted average cash interest rate increased by 0.75% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. As of September 30, 2023, our total debt had an annualized weighted average cash interest rate of 6.97%, as compared to 6.22% as of September 30, 2022.
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
The following table provides the results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues
Network-Based Services	$56,828	$58,859	$(2,031)	(3.5)%	$171,171	$190,903	$(19,732)	(10.3)%
Analytics-Based Services	158,414	163,922	(5,508)	(3.4)%	462,275	553,334	(91,059)	(16.5)%
Payment and Revenue Integrity Services	27,562	27,672	(110)	(0.4)%	83,943	94,390	(10,447)	(11.1)%
Total Revenues	$242,804	$250,453	$(7,649)	(3.1)%	$717,389	$838,627	$(121,238)	(14.5)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,949	53,012	7,937	15.0%	174,806	150,061	24,745	16.5%
General and administrative expenses	36,779	58,434	(21,655)	(37.1)%	107,996	131,107	(23,111)	(17.6)%
Depreciation expense	19,586	17,481	2,105	12.0%	56,693	51,248	5,445	10.6%
Amortization of intangible assets	85,971	85,127	844	1.0%	256,724	255,408	1,316	0.5%
Operating income	39,519	36,399	3,120	8.6%	121,170	250,803	(129,633)	(51.7)%
Interest expense	84,300	77,087	7,213	9.4%	250,203	221,228	28,975	13.1%
Interest income	(1,505)	(886)	(619)	69.9%	(7,110)	(944)	(6,166)	NM
Gain on extinguishment of debt	(10,129)	—	(10,129)	NM	(46,907)	—	(46,907)	NM
Gain on investments	—	—	—	NM	—	(289)	289	(100.0)%
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(2,127)	(48,851)	46,724	(95.6)%	267	(56,443)	56,710	(100.5)%
Net (loss) income before taxes	(31,020)	9,049	(40,069)	(442.8)%	(75,283)	87,251	(162,534)	(186.3)%
(Benefit) provision for income taxes	(6,875)	(10,687)	3,812	(35.7)%	(14,977)	10,025	(25,002)	(249.4)%
Net (loss) income	$(24,145)	$19,736	$(43,881)	(222.3)%	$(60,306)	$77,226	$(137,532)	(178.1)%
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $7.6 million, or 3.1%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease in revenues was due to decreases in Network-Based Services revenues of $2.0 million, Analytics-Based Services revenues of $5.5 million, and Payment and Revenue Integrity Services revenues of $0.1 million during this time period, as explained below.
Revenues decreased by $121.2 million, or 14.5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decrease in revenues was due to decreases in Network-Based Services revenues of $19.7 million, Analytics-Based Services revenues of $91.1 million, and Payment and Revenue Integrity Services revenues of $10.4 million during this time period, as explained below.

Revenues from the acquisition of BST of $3.6 million for the three months ended September 30, 2023 and $5.7 million for the nine months ended September 30, 2023 were included in our Analytics-Based Services revenues.
Network-Based Services revenues decreased $2.0 million, or 3.5%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease in revenues was primarily related to lower medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to decreases in Network-Based Services PSAV revenues of $2.8 million, partially offset by increases in PEPM and other network revenues of $0.8 million.
Network-Based Services revenues decreased $19.7 million, or 10.3%, in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decrease in revenues was primarily related to lower medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to decreases in Network-Based Services PSAV revenues of $21.8 million, partially offset by increases in PEPM and other network revenues of $2.1 million.
Analytics-Based Services revenues decreased $5.5 million, or 3.4%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease in revenues was primarily due to contractual rate changes with customers contributing to decreases in Analytics-Based Services PSAV revenues of $11.1 million, partially offset by increases in Analytics-Based Services PEPM and other revenues of $5.5 million, including acquired revenues of $3.6 million from the acquisition of BST.
Analytics-Based Services revenues decreased $91.1 million, or 16.5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decrease in revenues was primarily due to contractual rate changes with customers contributing to decreases in Analytics-Based Services PSAV revenues of $98.1 million, partially offset by increases in Analytics-Based Services PEPM and other revenues of $7.0 million, including acquired revenues of $5.7 million from the acquisition of BST.
Payment and Revenue Integrity Services revenues were relatively flat for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Payment and Revenue Integrity Services revenues decreased by $10.4 million, or 11.1%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decrease was primarily in our Clinical Negotiations pre-payment integrity line of business, contributing to decreases in PSAV revenues of $10.4 million.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Personnel expenses excluding stock-based compensation	$49,426	$43,852	$5,574	12.7%	$143,662	$124,621	$19,041	15.3%
Stock-based compensation	1,523	895	628	70.2%	3,940	2,422	1,518	62.7%
Personnel expenses including stock-based compensation	50,949	44,747	6,202	13.9%	147,602	127,043	20,559	16.2%
Access and bill review fees	4,698	4,374	324	7.4%	14,497	12,131	2,366	19.5%
Other costs of services	5,302	3,891	1,411	36.3%	12,707	10,887	1,820	16.7%
Total costs of services	$60,949	$53,012	$7,937	15.0%	$174,806	$150,061	$24,745	16.5%
The increases in costs of services of $7.9 million, or 15.0%, and $24.7 million, or 16.5% for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively, were primarily due to increases in personnel expenses from increases in employee headcount and year-over-year increases in compensation and related fringe benefits, as well as acquired costs of services expenses from the acquisition of BST of $1.2 million and $2.3 million during the three and nine months ended September 30, 2023, respectively.
Increases in access and bill review fees for the three and nine months ended September 30, 2023 were primarily due to increases in claims processing expenses as a result of increased volume in related lines of business.
Increases in other costs of services expenses for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, includes net expense increases in miscellaneous other expenses that are not individually material, including other costs of services from BST.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$33,198	$27,857	$5,341	19.2%	$90,474	$90,811	$(337)	(0.4)%
Stock-based compensation	3,312	3,169	143	4.5%	9,417	8,876	541	6.1%
Transaction-related expenses	269	27,408	(27,139)	(99.0)%	8,105	31,420	(23,315)	(74.2)%
General and administrative expenses	$36,779	$58,434	$(21,655)	(37.1)%	$107,996	$131,107	$(23,111)	(17.6)%

The decrease of $21.7 million, or 37.1%, in general and administrative expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 was primarily due to decreases in transaction costs of $27.1 million, offset by acquired general and administrative expenses from the acquisition of BST of $4.4 million and net increases in other general and administrative expenses of $1.0 million.
The decrease of $23.1 million, or 17.6%, in general and administrative expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 was primarily due to decreases in transactions-related expenses of $23.3 million, decreases in insurance costs of $2.7 million, decreases in personnel expenses of $4.5 million due to higher capitalized development offset, decreases in integration expenses of $1.1 million related to the integration of recently acquired companies including HST, DHP, and BST, and net decreases in general and administrative expenses of $2.4 million, offset by increases in professional fees of $3.2 million, increases in equipment lease and maintenance of $1.8 million, and acquired general and administrative expenses from the acquisition of BST of $5.9 million.
Depreciation Expense
The increase of $2.1 million, or 12.0%, and $5.4 million, or 10.6%, in depreciation expense for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were due to purchases of property and equipment, including internally generated capitalized software in the three and nine months ended September 30, 2023 and year-ended December 31, 2022, respectively, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
Amortization of intangible assets was relatively flat for the three and nine months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Interest Expense
The increase in interest expense of $7.2 million, or 9.4%, and $29.0 million, or 13.1% for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively were primarily due to the increase in the interest rate on our Term Loan B, offset by reductions in interest expense due to the repurchase and cancellation of our 5.750% Notes. Our annualized weighted average cash interest rate increased by 0.75% across our total debt in the nine months ended September 30, 2023 as compared to the same period in prior year.
As of September 30, 2023, our long-term debt was $4,558.0 million and included (i) $1,285.3 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $979.8 million of 5.750% Notes, (iv) $1,300.0 million of Senior Convertible PIK Notes, and net of (v) discount on Term Loan B of $9.8 million, (vi) discount on Senior Convertible PIK Notes of $20.3 million, and (vii) debt issue costs of $27.0 million. As of September 30, 2023, our total debt had an annualized weighted average cash interest rate of 6.97%. As of September 30, 2022, our total debt had an annualized weighted average cash interest rate of 6.22%.
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
Gain on extinguishment of debt
During the three months ended September 30, 2023, the Company repurchased and cancelled $46.1 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $10.1 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
During the nine months ended September 30, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2022 to September 30, 2023, the fair value of the Private Placement Warrants increased by $0.1 million and the fair value of the Unvested Founder Shares increased by $0.1 million. The increase was primarily due to the change in volatility and expected term over that period.
(Benefit) provision for income taxes
Net loss before income taxes for the three months ended September 30, 2023 of $31.0 million generated a benefit for income taxes of $6.9 million. Net income before income taxes for the three months ended September 30, 2022 of $9.0 million generated a benefit for income taxes of $10.7 million.
Net loss before income taxes for the nine months ended September 30, 2023 of $75.3 million generated a benefit for income taxes of $15.0 million. Net income before income taxes for the nine months ended September 30, 2022 of $87.3 million generated a provision for income taxes of $10.0 million.
The effective tax rate for the nine months ended September 30, 2023 differed from the statutory rate primarily due to stock compensation expense, non-deductible transaction costs due to the BST acquisition and state tax expense. The effective tax rate for the nine months ended September 30, 2022 differed from the statutory rate primarily due to a non-deductible mark-to-market liability, limitations on executive compensation and state tax expense.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $107.6 million, which includes restricted cash of $6.3 million, and $442.1 million of loan availability under the revolving credit facility. As of September 30, 2023, we had four letters of credit totaling $7.9 million of utilization against the revolving credit facility. Three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of September 30, 2023 and December 31, 2022. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $6.1 million as of September 30, 2023 and zero as of December 31, 2022.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2023. As of September 30, 2023, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $13.1 million, including commissions.
On May 8, 2023, we paid cash consideration in an aggregate amount of $141.3 million, adjusted to $140.9 million as of September 30, 2023, for the acquisition of BST. We funded this cash consideration with cash on hand.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$144,018	$344,675
Investing activities	$(218,449)	$(78,920)
Financing activities	$(158,514)	$(12,314)
Cash Flows from Operating Activities
Cash flows from operating activities provided $144.0 million for the nine months ended September 30, 2023 and $344.7 million for the nine months ended September 30, 2022. This decrease of $200.7 million, or 58.2%, in cash flows from operating activities for the nine months ended September 30, 2023 was primarily the result of decreases in net income of $137.5 million, and negative changes in net working capital of $132.5 million, offset by increases in adjustments for non-cash items of $69.4 million.
The $69.4 million increase in non-cash items was primarily due increases in deferred income taxes of $51.6 million, increases in the (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares of $56.7 million, increases in depreciation of $5.4 million and increases in stock-based compensation of $2.1 million, and other net increases of $1.2 million, offset by gain on extinguishment of debt of $46.9 million and loss on disposal of property and equipment of $0.7 million.
During the nine months ended September 30, 2023, $1.3 million was used by changes in net working capital primarily due to increases in prepaid expenses and other assets of $0.8 million, increases in prepaid taxes of $5.2 million, decreases of $1.9 million of accounts payable, accrued expenses, legal contingencies and other, and decreases in operating lease obligations of $5.0 million, partially offset by decreases in accounts receivable of $11.6 million. The decreases of $1.9 million of accounts payable, accrued expenses, legal contingencies and other includes decreases of $21.5 million of accrued legal contingencies, and decreases of $2.0 million in accrued compensation expense primarily related to the Company's incentive compensation program, offset by increases in accrued interest of $18.5 million and increases in other accounts payable and accrued expenses of $3.1 million.
During the nine months ended September 30, 2022, $131.2 million was provided by changes in net working capital primarily due to increases in accounts payable and accrued expenses and other expenses of $89.7 million, decreases in prepaid expenses and other assets of $13.8 million, decreases in net accounts receivable of $27.6 million and decreases in prepaid taxes of $5.1 million, offset by decreases in operating lease obligations of $4.8 million. The increase in accounts payable and accrued expenses and other expenses of $89.7 million was primarily due to increases of $24.9 million of accrued interest, $39.8 million of accrued taxes, $3.5 million in accrued compensation expenses primarily related to the Company's incentive compensation program and $21.5 million of other accounts payable and accrued expenses.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, net cash of $218.4 million was used in investing activities including $77.5 million for purchases of property and equipment and capitalization of software development and $140.9 million for the acquisition of BST. For the nine months ended September 30, 2022, net cash of $78.9 million was used in investing activities including $64.2 million for purchases of property and equipment and capitalization of software development and the $15.0 million equity investment in Abacus.

Cash Flows from Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2023 were $158.5 million primarily consisting of $135.0 million for the repurchase of 5.750% Notes, $13.1 million purchase of treasury stock, including commissions, $9.9 million repayments of Term Loan B and $0.5 million of taxes paid on net settlement of vested share awards.
Cash flows used in financing activities for the nine months ended September 30, 2022 were $12.3 million consisting of $9.9 million repayments of Term Loan B and $2.4 million of taxes paid on net settlement of vested share awards.
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
Interest on Term Loan B and Revolver B was calculated, at MPH's option, as (a) Term SOFR (or, with respect to Term Loan B only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio.
Prior to July 1, 2023, LIBOR was used to calculate the interest on Term Loan B and Revolver B. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to eliminate or reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The interest rate in effect for Term Loan B was 9.92% and 7.32% as of September 30, 2023 and 2022, respectively.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at September 30, 2023 and 0.25% at December 31, 2022. The fee can range from an annual rate of 0.25% to 0.50% based on our leverage ratio, as defined in the agreement.
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

During the nine months ended September 30, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio is 3.63 times, 2.32 times, and 2.64 times as of September 30, 2023, September 30, 2022, and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022 we were in compliance with all of the debt covenants.
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
During the three months ended September 30, 2023, we added a derivative policy related to interest rate swap agreements we entered into during the quarter. See Note 1 General Information and Basis of Accounting of the Notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2022 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of September 30, 2023, there were no material changes in the market risks described in our 2022 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the nine months ended September 30, 2023 the Company paid the settlement of the Delaware Stockholder Litigation. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of (loss) income and comprehensive (loss) income.
Item 1A. Risk Factors
There have been no material changes during the nine months ended September 30, 2023 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Company did not repurchase shares of its Class A common stock during the three months ended September 30, 2023.

Item 5. Other Information

(a)
2024 Annual Meeting of Stockholders
On November 2, 2023, the Board of Directors of the Company determined to hold the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”) on April 24, 2024. Shareholders of record at the close of business on March 1, 2024 will be entitled to vote at the 2024 Annual Meeting.

The time and location of the 2024 Annual Meeting will be as set forth in the Company’s definitive proxy statement for the 2024 Annual Meeting to be filed with the Securities and Exchange Commission.

Because the scheduled date of the 2024 Annual Meeting is more than 30 days prior to the anniversary of the Company’s 2023 Annual Meeting of Stockholders, prior disclosed deadlines regarding the submission of stockholder proposals pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, for the 2024 Annual Meeting are no longer applicable. The Company is hereby providing notice of certain revised deadlines for the submission of stockholder proposals or nominations in connection with the 2024 Annual Meeting. In order for a stockholder proposal, submitted pursuant to Rule 14a-8, to be considered timely for inclusion in the Company’s proxy statement for the 2024 Annual Meeting, such proposal must be received by the Company by December 26, 2023, which the Company has determined is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the date of the 2024 Annual Meeting will not commence a new time period (or extend any time period) for submitting a proposal pursuant to Rule 14a-8. Stockholders who wish to present proposals or director nominations directly at the 2024 Annual Meeting (not for inclusion in our proxy statement) must notify the Company no earlier than December 26, 2023 and no later than January 25, 2024.

In addition to the information required by our bylaws for such proposals or nominations, stockholders who intend to solicit proxies in support of director nominees other than those nominated by the Board of Directors must provide the information required by SEC Rule 14a-19 under the Exchange Act.

Share Repurchase Program

On November 8, 2023, the Company announced that its Board extended the Company’s current $100 million program to repurchase shares (the “Share Repurchase Program”) of the Company’s common stock through December 31, 2024. To date, the Company has repurchased $13.1 million in shares of its common stock under the Share Repurchase Program, leaving up to $86.9 million in authorized repurchases of its common stock through the remainder of the Share Repurchase Program, as extended. The Company expects to fund the remainder of the Share Repurchase Program using the Company’s cash on hand and cash from operations.

Repurchases under the Share Repurchase Program may be made, from time to time, using a variety of methods, which may include open market purchases, in privately negotiated transactions or by other means, including through the use of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Repurchases by the Company under the Share Repurchase Program will be subject to general market and economic conditions, applicable legal requirements and other considerations, and the Share Repurchase Program may be further extended, suspended, modified or discontinued by the Board at any time without prior notice at the Company’s discretion.
(b)    During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: November 8, 2023

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer