Form 10-K
period 2023-12-31
MultiPlan Corp
filed 2024-02-29
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on June 30, 2023, was approximately $865.4 million.
As of February 22, 2024, 644,372,197 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement in connection with the registrant's annual meeting of stockholders are incorporated by reference in Part III of this report.

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
"EPS" are to Loss and Earnings Per Share;
"ERISA" are to the Employee Retirement Income Security Act of 1974, as amended;
"ESRD" are to End Stage Renal Disease;
"ESPP" are to our 2023 Employee Stock Purchase Plan, as it may be amended and/or restated from time to time;
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
"NYSE" are to the New York Stock Exchange;
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
•effects of competition;
•effects of pricing pressure;
•our ability to identify, complete and successfully integrate acquisitions;
•the inability of our customers to pay for our services;
•changes in our industry and in industry standards and technology;
•our ability to protect proprietary information, processes and applications;
•our ability to maintain the licenses or right of use for the software we use;
•our inability to expand our network infrastructure;
•our ability to obtain additional financing;
•our ability to pay interest and principal on our notes and other indebtedness;
•lowering or withdrawal of our credit ratings;
•adverse outcomes related to litigation or governmental proceedings;
•inability to preserve or increase our existing market share or the size of our PPO networks;
•decreases in discounts from providers;
•pressure to limit access to preferred provider networks;
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

Part I
Item 1.    Business
Our Business and Market Opportunity
MultiPlan is a market leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business ("B2B") healthcare payments and other services to the Payors of healthcare, which are primarily health insurers and their administrative-services-only ("ASO") platforms, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
We exist to address the growing cost, risk, and complexity of healthcare in the U.S. According to Centers for Medicare and Medicaid ("CMS"), Americans are projected to have spent $4.5 trillion, or 17% of U.S. GDP, on healthcare in 2022, equating to approximately $13,493 per person. Healthcare spending is projected to grow by an average rate of 5.5% annually between 2022 and 2031, outpacing the average growth rate of 4.6% percent projected for GDP. CMS estimates that, at this rate, healthcare spending will represent $7.2 trillion by 2031. The Census Bureau reports that about 304 million people in the U.S. had health insurance coverage in 2022, of which 179 million were covered under employer-sponsored plans. CMS also cites that nearly 31 million people were enrolled in Medicare Advantage ("MA") plans in 2023, and another estimated 57 million were enrolled in managed Medicaid plans based on 2020 CMS figures.
As healthcare expenditures continue to rise, we believe services aimed at cost management, utilization management and billing and payment accuracy will continue to be highly important to Payors and consumers of healthcare services across the markets and customers we serve. We expect growth in demand for these services will be driven by three major trends: (i) increasing treatment and claims volumes from an aging population, the growth of the insured population in the U.S., and the advent of new treatments, modalities and technologies; (ii) increasing per unit costs related to medical inflation, driven in part by those same treatment, modalities, and technology enhancements; and, (iii) continued complexities of healthcare, including the prevalence of unintended billing complications and increased administrative burden of complying with new healthcare industry regulations.
As a market leading provider of data analytics and technology-enabled solutions that address these trends, we see meaningful opportunity to generate value for our customers and associated revenues for the Company. An estimated $1.2 trillion, or as much as 30% of U.S. healthcare expenditures, are attributed to some form of waste or abuse that leads to overcharges. MultiPlan’s services directly address the overcharges that account for about $400 billion of waste/abuse, including – excessive prices, clinical billing errors, suspect billing schemes and patterns, errors in enrollment data and, in some cases, services provided unnecessarily. Of the $400 billion in estimated waste/abuse, we estimate the total addressable market ("TAM") for our out-of-network cost management and out-of-network payment integrity solutions is approximately $6 to 8 billion. We estimate the TAM for our in-network payment and revenue integrity solutions is approximately $4 to 5 billion. Additionally, as a result of our recent corporate and product development activities, MultiPlan has entered new markets that significantly expand its addressable markets. Among others, we see opportunities to provide payor risk analytics, representing an estimated total addressable market TAM of $6 billion; healthcare B2B payments, representing an estimated TAM of $10 billion; and network transparency and analytic services, representing an estimated TAM of $1 to 2 billion.
MultiPlan was founded in 1980 as a New York-based hospital network and over time leveraged its position to pursue a consolidation strategy that established the Company as a leading independent national preferred provider organization ("PPO"). During that time, the Company invested significant capital in our data and technology assets to become a leading independent provider of out-of-network cost management and in- and out-of-network billing and payment accuracy services. These investments, which include over $600 million in capitalized software development cumulatively, have created a data and technology platform that is deeply integrated with many of our customers' information technology environments in a highly customized manner and that occupies a unique position in our customers' workflow by accessing and processing claims prior to payment of those claims to providers ("pre-payment"). This platform has enabled the Company to pursue a strategy of developing or acquiring new product and service offerings and swiftly and efficiently bringing them to scale. Consistent with this strategy, in 2023, the Company expanded the capabilities of its platform into data and decision science services through the acquisition of Benefits Science LLC ("BST"), a next generation, healthcare-focused data and advanced analytics company that applies descriptive, predictive, and prescriptive analytic solutions to client data and claims flows to help customers optimize decision-making, plan performance, network configuration, and competitive positioning.

MultiPlan’s platform sits at the nexus of four principal stakeholders in the healthcare industry – Payors, employers/plan sponsors, plan members and healthcare providers. We operate within an ecosystem that consists of over 700+ customers, more than 100,000 employers and other plan sponsors that actively use our services through these Payors, and we estimate that over 60 million consumers have access to our services through these plan sponsors, and approximately 1.4 million contracted providers within our propriety provider network. Our platform is uniquely positioned as a provider of independent solutions that reduce healthcare costs in a manner that is systematic, efficient, and fair to all these stakeholders.
Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct customers are typically Payors, including ASOs and third-party administrators ("TPAs"), who distribute our services to those end customers. Our platform offers these Payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan customers, by managing the utilization of medical services, lowering the per-unit cost of medical services incurred, and producing fair and efficient reimbursements.
MultiPlan offers solutions to our customers across four service categories from our platform:
•Analytics-Based Services: a suite of data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. These services are applied prior to the payment of the claim and are often processed within a day of receipt. Also included in this category is our Value-Driven-Health Plan services, which bundles reference-based pricing and member and provider engagement tools, enabling employers and other health plan sponsors to offer low-cost health plans;
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest independent preferred provider organizations ("PPO") in the United States, as well as outsourced network development and/or management services. These services are applied prior to the payment of the claim and are typically processed within a day of receipt;
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars; and
•Data and Decision Science Services: a suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that drive optimized benefit plan design, support decision-making, improve clinical outcomes, and reduce the total cost of care. We formed this new service category in 2023 and accelerated its development through the acquisition of BST.
Additionally, in 2023 MultiPlan entered into a joint marketing and services agreement with ECHO Health, Inc. ("ECHO") that adds payment processing of healthcare provider claims as well as payments made to other service providers. We believe our B2B payments offering has the potential to enhance the value we provide across each of our primary service categories.
The breadth of our service offerings allows our customers the flexibility to tailor solutions for a wide range of plan sponsors with varying plan sizes and benefit needs. At the same time, our service offerings are delivered from our common platform and are often bundled together to provide a comprehensive cost management solution for each individual customer. As such, we manage our service offerings as integrated components of a holistic value proposition, rather than as distinct service lines.
Our Competitive Advantages
In support of our mission to drive fairness, efficiency and affordability for U.S. healthcare, MultiPlan has historically focused on helping Payors manage medical spend by lowering per-unit claim costs and improving billing and payment accuracy. The evolutionary path we have taken and the significant investments we have made to realize this ambition have provided MultiPlan with distinctive assets that allow us to more holistically help stakeholders in the healthcare system address the growing cost, risk and complexity of healthcare across both commercial and government markets. Above all, these distinctive assets include strong relationships with our customers and a proprietary data and technology platform. These assets are comprised of difficult to replicate resources that have competitively differentiated attributes:
•Leading position with healthcare payors and a large, established distribution channel – Over many decades, we have cultivated relationships with over 700+ Payors. Our relationships with many of our larger customers span decades and are characterized by strategic collaboration to advance these customers’ performance objectives and competitive positioning. This collaboration produces knowledge about our customers’ most pressing challenges and opportunities, which in turn informs our product development priorities and facilitates cross-selling that enables us to more quickly scale revenues from new products and generate returns on our product investments. The services we provide are often governed by contracts with multi-year terms in the case of our larger customers, or one-year terms with automatic renewals in the case of most of our smaller customers. As a result, our revenues are typically recurring, allowing us to engage and invest in longer-term strategic, operational, and financial relationships that benefits both our customers and the Company.
•Our platform is deeply integrated with our customers’ IT environments – Developed over time from our industry-leading provider network and over $600 million of cumulative capitalized software development, our platform is deeply integrated with many of our customers' information technology environments in a highly customized manner and occupies a differentiated position in our customers' workflow by accessing and processing claims prior to payment of those claims to providers ("pre-payment"). Within this context, we maintain approximately 400,000 custom business rules across approximately 330 applications to support our customers’ diverse workflows.
•Deep domain expertise, and significant claims and proprietary data – Over the course of 40 years, we have developed and acquired significant intellectual capital and proprietary data by strategically engaging with our customers and continuously developing our suite of services. Our differentiated knowledge and data uniquely position us to customize and improve our service offerings to meet our customers’ diverse needs and preferences.
•Operational scale – We process significant volumes of transactions. For the year ended December 2023, we used our core services to identify $22.9 billion in potential savings on $168.6 billion in claim charges. We also ingested approximately $400 billion in additional claim charges that were largely outside the scope of our core out-of-network repricing activities but which present meaningful opportunities to provide additional value to clients with our newer products and services. Our platform can integrate additional products or process additional volumes without substantial incremental investments in infrastructure or people. These economies of scale allow us to produce valuable services for our customers at lower unit costs than our competitors and to make significant investments in these services on behalf of our customers.
•Unique products and capabilities, including:
◦Broad range of out-of-network solutions – We believe no single competitor currently offers the same breadth of out-of-network cost management services that we provide. Our ability to offer flexible packages of solutions to all segments of the market, ranging from a point solution to fuller configurations, enables us to meet the diverse needs of our customers, who serve plan sponsors with widely varying health plan sizes and health benefit needs.
◦A nationwide network of over 1.4 million contracted providers – Our provider network was developed discretely over the course of 40+ years and is supported by our credentialing and data management expertise, sophisticated matching engine, and a network development team consisting of over 100 professionals. The breadth of our provider network enables us to offer extensive, flexible network configurations to our customers.
◦Proprietary claim pricing methodologies that in some cases are supported by a patented benchmarking process and that produce high levels of provider acceptance based on their rigor, transparency, independence, and track record of producing fair and efficient reimbursements.
◦A team of over 400 expert claims negotiators and knowledge workers which solve the most complex repricing, payment integrity and subrogation cases at scale, supported by best in class data and analytics tools and AI-driven workflows.
◦Next generation data and decision science capabilities – Supported by an elite team of data scientists with healthcare domain expertise, we offer next generation, healthcare-focused data and advanced analytics that applies descriptive, predictive, and prescriptive analytic solutions to help customers optimize decision-making, plan performance, network configuration, and competitive positioning.
•Flexibility to respond to market changes and customer needs, supported by dynamic capabilities – We have developed capabilities that allow us to reconfigure, build, and integrate internal and external resources and competencies in response to changes in the markets in which we operate. These dynamic capabilities include new service and product development strategies, knowledge creation and retention strategies to turn new insights and learning into institutional knowledge, resource allocation strategies focused on the efficient distribution of our resources, and acquisition and alliance strategies that bring new resources and competencies into the Company from external sources. Our set of dynamic capabilities enables us to modify our existing operational strategies and processes to be highly responsive to evolving customer and regulatory needs and new market opportunities, as demonstrated by the introduction of our NSA services in 2022 in response to a significant regulatory change. We believe this flexibility is an essential feature of our customer value proposition and a durable source of competitive advantage.
Growth Strategy
As described above, MultiPlan has developed distinctive assets that include longstanding, strategic relationships with our customers and a proprietary data and technology platform that is deeply integrated with many of our customers' information technology environments in a highly customized manner and that occupies a unique position in our customers' workflow by accessing and processing claims prior to payment of those claims to providers ("pre-payment"). The cornerstone of our growth strategy is leveraging these distinctive assets to introduce and efficiently scale new products and service offerings to deliver more value to customers in our core and adjacent markets and to drive growth in our revenues and profits.
During the second half of 2022, the Company conducted a comprehensive review of its strategy to establish a renewed set of strategic goals. These goals include:
1.Accelerating long-term revenue growth;
2.Reducing the concentration of our revenues by product, customer, and channel;
3.Broadening our suite of services to address the full range of commercial (in-network) and government health claims flows processed on our platform; and
4.Increasing our penetration of government markets, including Medicare Advantage and Medicaid.
The renewal of our strategic goals resulted in the identification and prioritization of a set of growth initiatives aimed at capitalizing on the value of our distinctive assets. These growth initiatives, which collectively make up the Company's Growth Plan, include:
•Transforming into a product-centric organization and developing a deep pipeline of new products to be launched over the next several years, by deepening our product development team and reconfiguring certain workflows to better translate customer needs and market trends into effective product roadmaps;
•Enhancing our core services to bolster our competitive advantage and generate additional savings, by introducing new products and product enhancements to our core out-of-network claim pricing and payment and revenue integrity solutions as well as solidifying our leadership position in NSA services;
•Expanding our Value-Driven Health Plans ("VDHP" or "HST") platform to advance our objective of delivering a turnkey health plan solution for employer plan sponsors ("Employer Solution in a Box") and expand our presence in the TPA and direct to employer channels; and
•Forming a new Data & Decision Science Services line to add a suite of descriptive, predictive, and prescriptive analytics products that enable us to monetize our in-network commercial claims flows and increase our footprint in government markets.
During 2023, we made tangible progress on each of our growth initiatives. We named a Senior Vice President of Product and increased staffing of our product development team. In our core services, we introduced our Pro Pricer™ product, which leverages machine learning technology to dynamically route claims to our various repricing solutions for each individual customer to improve pricing recommendations, and we introduced functionality enhancements to our itemized bill review service, including the capability to use prepayment integrity analytics to mine claim data and prioritize the adjudication of high-dollar, multi-item inpatient facilities claims. We introduced our Balance Bill Protection™ product, enabling customers of our

VDHP (HST) platform to take advantage of our reference-based pricing solution while generally eliminating balance bills and alleviating abrasion between plan members, employers and providers. We formed our Data and Decision Science Services line and subsequently added a suite of data and decision science products through our acquisition of BST. We also added a B2B healthcare payments service through a joint marketing and services agreement with ECHO Health, to enhance the value we provide and our competitive position in certain targeted customer channels, including the third-party administrator and regional health plan channels.
Our Services
MultiPlan offers a broad range of services that allows our customers to manage the growing cost, risk, and complexity of healthcare and to meet the needs of a wide range of plan sponsors with varying plan sizes and benefit needs. Our service offerings can be used, either as a point solution or as a package of services, throughout the continuum of care to help plan members obtain quality care at an optimal price that is fair for all involved. Additionally, our out-of-network cost management services are often bundled together to provide a comprehensive cost management solution for Payors that optimizes our clients' business objectives.
Analytics-Based Services
Our Analytics-Based Services reduce the per-unit cost of claims using data-driven negotiation and/or reference-based pricing methodologies. These services can be used standalone but often are used in a solution hierarchy after MultiPlan's network services to reduce claims with no available network contract. Value-Driven Health Plan services bundle network and reference-based pricing to enable a blended benefit plan design. All of the services in this category leverage our information technology platform, public data sources, and the billions of claims that we have reviewed and are included in our database reflecting both network and out-of-network priced claims, as well as the results of clinical coding analyses. They feature proprietary algorithms and machine learning/AI to allow claims to be processed quickly and accurately.
Reference-Based Pricing ("RBP"). RBP provides Payors with a recommended payment amount for out-of-network claims based on a reference point. Most RBP programs in the market uses Medicare as the reference point. We also offer this option, but most customers elect to use our Data iSight program which uses facility cost as the facility reference point and median reimbursed amounts as the professional reference point. The facility pricing methodology features a patented benchmarking process that determines the cost of a group of like claims from like providers in the same geography. Both methodologies use data from readily available public and private sources which feed our proprietary automated algorithms to deliver defensible, consistent pricing. RBP recommendations do not incorporate member protection from balance billing, so the service includes optional post-payment negotiation and patient advocacy services to negotiate settlements where needed to reduce balance billing. Our cost-driven approach was developed with input from healthcare facilities and was designed to address the typical issues providers have with reference-based pricing. As a result, we believe the propensity for providers to balance bill is materially lower than other similar services. Data iSight delivers provider acceptance of over 90% for facility and 96% for professional claims, and for those claims that are appealed, we successfully retain about 88% of savings through education and negotiation. We offer a number of additional choices of reference point, including: median contracted rates (adjusted to the Qualifying Payment Amount for certain surprise bill claims), and usual and customary charges. Our Reference-Based Pricing services are used by all types of Payors, most notably large commercial insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are most commonly priced at a percentage of savings identified.
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
Surprise Billing Services. Introduced in 2021, our surprise billing services help Payors comply, or help their employer/plan sponsor customers comply, with the federal No Surprises Act ("NSA"), which became effective on January 1, 2022. The administration has issued two interim final rules (July 13, 2021 and October 7, 2021 ("IFRs")) and final regulations issued on August 26, 2022 (the "Final Rules"), as well as sub-regulatory guidance and proposed updates to the current regulations in reaction to litigation outcomes. In the fall of 2023, the administration published a proposed and final rule addressing payment for the IDR process under the NSA, as well as a substantive proposed rule intended to streamline the IDR process and improve communication between the parties. These IFRs, Final Rules, and sub-regulatory guidance documents have established and updated processes and timelines for dispute resolutions under the NSA and introduced changes to the reimbursement process of certain types of medical claims, increasing what was typically a one- to two-step reimbursement process to five steps. MultiPlan performs all five steps in an end-to-end service or makes each step available as components to meet the specific needs of each Payor. The steps require extensive data collection and analysis to identify claims as surprise bills under the law’s definition; calculate the new QPA introduced by the law and append it to the claim; create an initial payment amount for the claim, typically by using the QPA as the reference point; negotiate a settlement as needed; and take claims through an independent dispute resolution process as needed. In offering these new services, we leverage existing technology and expertise in data science, claim pricing, and negotiation. The services are used by all types of Payors that must comply with the NSA and are priced either as a percentage of savings for the end-to-end service, or on a per-claim basis for individual components.
Value-Driven Health Plan Services ("VDHP"). VDHP is a form of reference-based pricing that bundles member and provider engagement tools to enable employers and other health plan sponsors to offer low-cost health plans. The engagement tools include member shopping based on quality, cost and provider acceptance of the reimbursement; provider education and, where applicable, negotiation in advance or after payment; point-of-service cash payment processing; and other features designed to ensure satisfaction of both members and providers while delivering significant cost reduction. These tools distinguish VDHPs from other plans using RBP because they deliver many of the benefits that plan members and providers expect with a PPO network, and therefore make it feasible to replace the network either in part or in full. Provider acceptance of the reference price is about 98%. Our VDHP service offerings enable a range of VDHP configurations, including a "standard" form of VDHP which integrates our PPO network for professional and select ancillary services; a "full" VDHP which has no network; and a community-based VDHP which features an agreement with a marquee health system in the area to accept the reference-based price in exchange for preferred steerage of the health plan’s members. Also, as described above, in 2023 we introduced our Balance Bill Protection™ product, which enables customers of our VDHP services to take advantage of our RBP solution while generally eliminating balance bills and alleviating abrasion between plan members, employers and providers. VDHP services are sold to employers directly using the broker/consultant channel, or through Third-Party Administrators ("TPAs"). Today, they are most in demand in the small and mid-sized group market. They are most commonly priced per-employee/member-per-month ("PEPM").
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
Complementary Networks. Our complementary networks provide customers with access to our national network of healthcare providers that offer discounts under the health plan’s out-of-network benefits, or otherwise can be accessed secondary to another network. Payors use the network to expand provider choice for consumers, and to achieve contracted price reductions with member protections on more claims. The service is priced based on a percentage of savings identified. Customers most commonly include large commercial insurers, property and casualty carriers via their bill review vendors, Taft-Hartley plans, provider-sponsored and independent health plans, and some TPAs.
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
Revenue Integrity Services (post-payment). Targeting issues unique to MA Payors, these services use data, technology, and clinical expertise to identify and restore underpaid premiums, and to improve accuracy of future premiums paid to MA plans by CMS. There are three services currently offered, typically used in combination: Medicare Secondary Payor interfaces with CMS to confirm member eligibility records for primacy, correct inaccuracies, and help restore and preserve underpaid premium dollars; End Stage Renal Disease ("ESRD") analyzes claim data to identify MA plan members with missing ESRD statuses at CMS and works with dialysis providers and CMS to correct the statuses; and Part D Other Health Insurance ("OHI") leverages analytics to identify MA plan members where the Part D Pharmacy Coverage on file with CMS is inaccurate and effectuates corrections with CMS. The updated Part D information improves compliance, efficiencies and member satisfaction. These services are priced based on a percentage of the CMS premiums restored to the MA Payor. Part D OHI is priced per validated member with other primary Part D coverage.

Data and Decision Science Services
Our Data and Decision Science Services are comprised of next generation, healthcare-focused data and advanced analytics that apply descriptive, predictive, and prescriptive analytic solutions to help customers optimize decision-making about plan design, plan performance, network configuration, and competitive positioning. These services support virtually all types of Payors, including: employers, brokers and TPAs; medical, supplemental and stop-loss carriers; and benefit administrators and professional employer organizations ("PEOs"). The Company currently reports revenues from Data and Decision Science Services in Analytics-based Services, and will likely do so until revenues from this service line become more significant.
PlanOptix™. This healthcare price transparency software suite enables customers to quickly query and navigate over 500 billion records of machine-readable files ("MRF") with payor and provider pricing data across top national and regional payor organizations. The MRF data ingested by the software is enriched using MultiPlan and external data sources, including demographic and affiliate data derived from MultiPlan’s network of 1.4 million contracted providers. The software can be used by Payors and other health plan administrators to negotiate provider contracts, audit and research claims, gain insights into network performance, and make data-driven, actionable decisions. We believe the technology and data underlying PlanOptix can also be developed into software solutions that will be useful to employers, brokers and consultants, and providers.
BenInsights. This software platform enables Payors and employers to leverage their financial and clinical data to improve outcomes for employer plan sponsors and their advisors. BenInsights is integrated with over 160 carriers, TPAs, PBMs and other vendors to quickly and accurately aggregate a health plan’s data and produce dashboards and other financial and clinical reporting and decision tools. The platform also integrates risk models that identify emerging issues, Smart Cards that recommend targeted actions, and analytics that help optimize benefit plan design. This service is used by Payors and other health plan administrators, employers, and brokers and consultants.
Risk Analytics & Insights. These services complement existing actuarial-based modeling with next generation predictive and prescriptive analytics, including: risk models and Smart Cards that identify and address emerging issues; automated underwriting to improve plan pricing; and other analytics that enable insights and recommendations for government and commercial health plans of all sizes. Among other features, Risk Analytics & Insights services can utilize MultiPlan’s prepayment claims flows to help identify emergent risks by individual, group, or condition and to prescribe financial and clinical program enhancements that help manage these risks. These services are used by commercial, MA, managed Medicaid and state Medicaid Payors.
Supplemental Carrier Services. These services are provided to supplemental and stop-loss health insurance carriers and address pressure from employer groups and policyholders to increase the value of the policies by deploying technology to increase the likelihood that a benefit is identified and paid to the policyholder. Our Digital Claiming service integrates medical claims, to identify, notify and automatically pay supplemental benefits. We receive medical claims files from medical carriers and identify claims that are potentially eligible for reimbursement, using algorithms that map the policy benefits of supplemental plans to the medical claims files. Carriers use our technology to identify claims exceeding a confidence score and then disseminate messages that encourage policyholders to file a claim.
Markets We Serve
Through our four primary service categories, we provide solutions that address four major market segments: commercial healthcare payors, government healthcare payors, property and casualty healthcare payors, and supplemental health insurance carriers. The following table represents which of our market segments we target with each of our primary service categories.

	Commercial Healthcare Payors	Medicare Advantage; Medicaid	Property & Casualty Healthcare Payors	Supplemental Health Insurance Carriers
Network-Based Services	☑	☑	☑
Analytics-Based Services	☑		☑
Payment & Revenue Integrity Services	☑	☑
Data & Decision Science Services	☑	☑	☑	☑
Substantially all of MultiPlan's services are available in all 50 U.S. states and the District of Columbia. All services are available to all applicable customers regardless of geographic location, company type or size.

Commercial Health
Commercial healthcare accounted for about 29% of the total $4.5 trillion U.S. medical spend in 2022. Commercial health plans are offered either as a insured program where the plan sponsor – typically an employer – and its members pay a monthly premium and the insurer pays the medical costs from those premium dollars, or as self-insured plans funded by the employer/plan sponsor and its members from a pool of funds earmarked for this purpose. Self-insured plans are typically administered by insurance companies or TPAs. Often, particularly for the national insurers, this "Administrative Services Only" ("ASO") business is larger than the fully-insured business in terms of membership. Nationwide as of 2021, we estimate that membership in ASO plans is about 110 million, or 60% of total membership in commercial health plans. As of year-end 2022, and consistent with MultiPlan’s revenue mix, the four largest publicly-held commercial health insurers reported that approximately 80% of their commercial membership was in self-insured plans. Between 2012 and 2022, enrollment in self-insured plans increased by an average of nearly 3% per year, and future growth of self-insured plans is expected to outpace that of fully-insured plans and overall private employment, as employers of all sizes seek greater flexibility in health plan design.
MultiPlan services benefit both fully-insured and self-insured health plans. We work with fully-insured plans directly, including national insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. Because these entities are responsible for paying for medical claims, they are typically focused primarily on cost management and billing and payment accuracy with member features given less emphasis. These plans favor MultiPlan’s Analytics-Based Services, and in particular RBP, over Network-Based Services. We work with self-insured plans primarily through their plan administrators, which include the same types of companies as well as TPAs and sometimes the employers/plan sponsors themselves. Over 85% of our 2023 revenues are attributed to self-insured plans that we service through their Payors or directly.
According to a Kaiser Family Foundation's Employer Health Benefits survey, annual healthcare premiums for family health coverage exceeded $23,968 in 2023, with employees paying over $6,575 toward their cost of care. Self-insured plan sponsors are responsible for paying medical claims as well as for the satisfaction of their plan members. In a tight employment market, particularly with large employers, choice of benefits and member satisfaction concerns may have equal or more weight than medical cost. This leads to the need for Payors to offer variety in plan designs, and according to Kaiser Family Foundation, over two-thirds of large employers offer at least two benefit plan options to their employees. Consequently, these plans often include Network-Based Services in their service hierarchies and/or use the "standard" VDHP services that integrate the professional PPO network in order to generate savings for both the plan and plan member. Larger Payors servicing self-insured plans also have extensive customized processing logic to support plan design variability as the labor market shifts, and one such customer has well over 100,000 such rules in place.
The commercial health segment also includes individual health plans which are fully-insured and which may or may not be sold through the Affordable Care Act exchanges. MultiPlan supports individual plans through the insurance companies offering these plans and does not sell to individuals directly.
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
Medicare Advantage plans serve the Medicare-eligible population in a private plan alternative to traditional Medicare. Kaiser Family Foundation reports that enrollment in MA plans more than doubled over the last decade. As of 2023, an estimated 30.8 million people were enrolled in MA plans compared to 28.4 million in 2022. MA Payors have a greater need for billing and payment accuracy than they do for cost management, because healthcare prices largely are set. With the growth this segment has and continues to see, there is heightened competition among Payors, which also drives the need for assistance in building network access. Today, these Payors use MultiPlan’s payment and revenue integrity services. They may also outsource some portion of their provider network development to MultiPlan. Additionally, following our acquisition of BST, we expect to use our Risk Analytics & Insights services to help MA Payors manage risks, which include the need to accurately predict healthcare costs of enrollee care to balance actual costs with the capitated premiums received from the CMS.
Medicaid and Managed Medicaid. An estimated 83.0 million people were enrolled in Medicaid and 7.0 million were enrolled in CHIP (Children’s Health Insurance Program) plans as of August 2023. This reflects a decrease of approximately 0.6% and 1.3%, respectively, over August 2022 figures. As of 2021, 85% of Medicaid enrollees were in a managed Medicaid program. Enrollment has been growing as a result of the Medicaid expansion allowed under the Affordable Care Act. As of December 2023, 41 states including the District of Columbia have expanded or have committed to expand their Medicaid programs. The most recent growth is likely attributable to the Families First Coronavirus Response Act ("FFCRA"), which created a temporary increase in the Medicaid Federal Medical Assistance Percentage ("FMAP"). As with MA, MultiPlan’s services in this segment have until recently been primarily limited to payment integrity services with some custom network development of use to bidders winning state Medicaid business under a request for proposal ("RFP"). As with MA, following our acquisition of BST, we expect to use our Risk Analytics & Insights services to help Payors in this segment manage their risks.
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
Workers' Compensation. Workers' compensation insurers must pay both the indemnity costs and the medical costs associated with an injured worker. Recent trends in medical cost inflation have become a major driver in the overall cost growth for workers' compensation insurers. As of 2022, medical services accounted for about 50% of workers' compensation claims costs compared to 40% in the early 1980s. Rising medical costs have increased focus on cost management measures for the medical portion of workers' compensation insurance claims. We provide network access and pre-payment integrity services to these Payors. Our analytics-based services are used to a lesser extent, primarily because the majority of states have established provider reimbursement fee schedules, in the absence of a network contract that provides other benefits to the Payor.
Auto Medical. Auto insurance carriers face costs from auto damage and medical claims. Economic losses for bodily injury liability claims increased 10% annually from 2012 – 2017, well above the 3% annual medical inflation rate, with medical expenses accounting for 79% of claimed losses. With ongoing medical cost inflation, this trend is expected to continue into the future. MultiPlan’s value in this segment is similar to the Workers’ Comp segment – providing network access and payment integrity services primarily, with some activity in analytics-based services where state fee schedules are not in place.
Supplemental Insurance. The total annualized in-force premium for the employer-based supplemental health insurance industry was just over $11.3 billion at end of 2022. The top 10 carriers make up over 80% of this market, and, through our acquisition of BST, MultiPlan contracts with 6 of the Top 10 carriers. Products sold by these carriers include Accident, Critical Illness, Hospital Indemnity, Cancer, and other miscellaneous policies. In this segment, we use data and decision science tools to help carriers identify opportunities to pay claims to policyholders, which addresses pressure from both employer groups and policyholders to increase the value of supplemental insurance by accurately and swiftly paying claims.
Customers
MultiPlan wholesales its services through multiple channels to a broad and diverse set of customers and end users, including large Administrative Services Only ("ASO") providers, fully-insured carriers, regional payors, third-party administrators, brokers and consultants, and property and casualty and other supplemental insurance carriers. We work directly with over 700 Payors to manage medical cost and billing and payment accuracy for their ASO, self-insured employers/plan sponsors and fully-insured health plans where applicable. We serve national and regional insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, property and casualty insurers, bill review companies and other companies involved in the claims adjudication process on behalf of commercial and government health plans or property and casualty insurance policies. Through our HST subsidiary we also work with employers directly and through their brokers/consultants. We indirectly serve the consumers accessing healthcare services through these diverse channels.
We believe we have strong relationships with our customers, which include substantially all of the largest health plans and their ASO platforms. Contract terms with larger customers are often three years and as many as five years, while mid- to small-sized customer contracts are often annual and typically include automatic one-year renewals. We continue to experience high renewal rates and our top ten customers based on full year 2023 revenues have been customers for an average of over 20 years. Our customer relationships are further strengthened by the fact that MultiPlan is electronically integrated with its customers in their time-sensitive claims processing functions, and we support highly flexible benefits offerings to an extensive group of customers who often feature a MultiPlan logo on membership cards when our networks are used.

Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct customers are typically payors, including ASOs and third-party administrators ("TPAs"), who go to market with our wholesale services to those end customers. We estimate that in 2023 our customers served over 100,000 self insured employers/

plan sponsors actively using our services through the ASO distribution channels and direct relationships, which generated over 85% of our combined Network and Analytics revenues in 2023. Three customers individually accounted for 25%, 22% and 8% of revenues for the year ended December 31, 2023, three customers individually accounted for 32%, 20% and 10% of revenues for the year ended December 31, 2022 and three customers individually accounted for 34%, 19% and 10% for the year ended December 31, 2021. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. However, at the plan sponsor level, our revenues are dispersed across a broad array of employers/plan sponsors who choose MultiPlan's offerings as their out of network solution and revenue concentration is significantly lower. Within the ASO channel, the top 10 self-insured plan sponsors represent less than 9% of our combined Analytics and Network revenues in 2023.
Network
We believe we have the largest independent provider network outside of the top national Payors, with over 1.4 million healthcare providers as of December 31, 2023. The breadth of our provider network enables us to offer extensive, flexible network configurations to our customers, which we believe is a competitive advantage. Our team of approximately 100 network development professionals manages these network relationships across our Primary and Complementary PPO Networks. For existing providers, the goal of the network development team is to strengthen our existing provider relationships, help providers maintain participation across products and increase the discounts the providers extend to our customers that utilize our provider networks.
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
Information Technology
The Company has made significant investments in data and technology assets over its history, including over $600 million of capitalized software development cumulatively, to create a data and technology platform that is deeply integrated with many of our customers' information technology environments in a highly customized manner and that occupies a unique position in our customers' workflow by accessing and processing claims prior to payment of those claims to providers ("pre-payment"). This prepayment position allows claims to be repriced if out-of-network, or screened for payment integrity issues such as fraud, waste and abuse. This common platform provides a single interface to multiple products and operates at scale. It contains 10 petabytes of structured and unstructured data across dozens of public and proprietary data sources, 330 different applications, and 400,000 custom business rules that help orchestrate our customers’ diverse workflows, and it is supported by over 5,000 servers, and over 900 technology professionals. The IT infrastructure underlying our platform provides flexibility to process additional volumes or integrate new products, without substantial incremental investments in infrastructure or people. We believe our platform is among our most differentiated competitive advantages, and leveraging our platform to expand our suite of products and solutions and to add more value to the significant volumes of in-network, Medicare Advantage and Managed Medicaid claims flows already processed through our platform is a critical objective within our growth strategy.
We have made significant investments in our IT infrastructure to enable us to automatically process significantly more transactions with greater accuracy and greatly improve our capacity to continuously serve our customers. In 2023, our prepayment Payment Integrity and reference-based pricing services returned 99% and 97%, respectively, of claims within one day. Our proprietary network repricing application is capable of returning approximately 99% of repriced claims to our Payor customers on the same day. Our proprietary negotiation application features portal technology with electronic signature acceptance, sophisticated claim distribution and prioritization algorithms enhanced with machine learning. We have implemented connectivity via Electronic Data Interchange ("EDI") or direct integration using web services with all of our top customers. During 2023, the majority of claims processed in our system were received via EDI or direct web service integration, with some claims now being received via Fast Healthcare Interoperability Resources ("FHIR") Application Programming Interface ("API"). As we process more claims through EDI, direct web service integration, and APIs, our substantial back-office interconnectivity significantly reduces complexity and the number of processing errors. We process approximately 25 million claims every month, continuously growing our data assets and enhancing our ability to meet the needs of our customers.
We continue to invest in data science capabilities, including in machine learning and artificial intelligence. We expanded our internal team in 2022 and added to our team and capabilities with the acquisition of BST in 2023. Our data science department includes 25 data scientists, including nine with PhDs. Over the last three years, our data science applications have won multiple awards, including the "Best Healthcare InsurTech Solution Provider" award in the 2023 MedTech Breakthrough Awards.

Sales and Marketing
Our opportunity to distribute new products and solutions to our vast base of existing customers is a key competitive strength, and capitalizing on this opportunity, along with selling to new customers, is a cornerstone of our growth strategy. Also, we believe maintaining high-level customer service and engaging strategically with our customers have been differentiators of MultiPlan’s customer value proposition. To support these efforts, we have invested in significant sales and marketing assets, including a team of experienced sales and account professionals who have intimate knowledge of the industry, customer needs, and our suite of solutions.
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
Sales and customer retention efforts are supported by a growth-focused marketing team which builds brand awareness, crafts product positioning and messaging, promotes thought leadership, equips customer and prospect conversations, and generates and nurtures leads. We craft innovative and effective marketing programs that use various methods, focusing on audience engagement and ultimately revenue generation – including our digital presence on website and social media channels, as well as our in-person presence at customer meetings and industry conferences.
Our Competitors
We compete with other companies in our markets on the basis of the effectiveness of our cost-saving solutions, the quality of our customer service, and the prices of our services. We believe no single competitor currently offers the same breadth of services we provide. The breadth of our services exposes us to a broad range of competitors as described below. Any businesses we acquire in the future may introduce us to additional competitors. Our competitors vary by service, as follows:
Analytics-Based Services. MultiPlan competes with a variety of medical cost management companies for negotiation, reference-based pricing and surprise billing services. We compete for these services on the basis of savings effectiveness, provider acceptance, and plan member satisfaction. Our workflow and claim processing technology, user interaction and data and analytic tools are key competitive advantages. MultiPlan's competitors for these services typically are reference-based pricing services. They include 6Degrees, AMPS, ELAP Services, Payer Compass, Zelis, ClearHealth Strategies and Naviguard.
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
Data & Decision Science Services. We compete with a variety of vendors in each of the main product categories in our Decision & Decision Science service line. Our PlanOptix price transparency solution competes with a solution offered by a strategic alliance between Turquoise Health and Milliman. Our BenInsights data warehouse and analytics solutions competes with solutions offered by Cotiviti, HDMS, Artemis and Merative. In risk modeling and digital underwriting, we compete with solutions offered by Milliman, Gradient AI, 3M and John Hopkins ACG. Our digital claiming service competes with solutions offered by Nayya and Alight. Our advanced analytics solutions compete with solutions offered by Milliman.
Human Capital
Our employees are among our most critical assets. Their talent, expertise, and dedication help us achieve our mission of bringing a more fair, efficient, and affordable system to the U.S. healthcare industry. As of December 31, 2023, we had approximately 2,800 employees, substantially all of whom are full time employees and none of whom are covered by unions. We believe we have a good relationship with our employees, and that belief is validated by the results of external employee engagement surveys in which we participate.
MultiPlan annually participates in the Great Place to Work® survey to understand how our employees perceive company culture and work environment. In 2023, we received improved scores from employees across all questions and categories. This improvement in responses resulted in a 90% overall satisfaction score – a 4% increase from 2022 and well above the 57% overall satisfaction of employees at a typical U.S.-based company.
We believe that by investing in our employees, we are building a foundation for long-term success and continued growth. We offer a range of resources and benefits to help our people grow and develop their careers, and we strive to create an environment where all employees feel valued, supported, and empowered. We aspire to a culture built upon shared values that emphasize respectful communication, inclusivity, effective collaboration, innovation, and a commitment to high standards of behavior and performance.
Some examples of the investments we make in supporting and developing our employees and our culture include:
Compensation and Benefits. We offer competitive pay and a robust benefits package, including, among other benefits, healthcare benefits, flexible spending accounts, health savings accounts, life insurance, short-term and long-term disability plans, a generous paid time off ("PTO") policy, and a 401(k) Plan with employer match. We believe investing in our employees’ physical, mental, and financial health to promote their overall well-being is both our ethical obligation and important to helping our employees contribute to our organizational mission and goals.
In 2023, we launched an employee stock purchase program ("ESPP") for eligible employees to support our objective of attracting, retaining and motivating talented employees. The program offers shares at a 15% discount and provides an opportunity for employees to participate in the ownership of the company. The ESPP has been positively received with robust levels of participation among our employee base.
In addition, the MultiPlan Scholarship program is offered to children of MultiPlan employees who wish to continue their education after high school to achieve their educational goals. The total amount of new scholarship awards granted in 2023 was $100,000.
Through our MultiPlan Helping Hands program, we are able to provide financial assistance for employees experiencing hardship; the program is funded 100% from employee donations and is administered by the Helping Hands Committee, comprised of MultiPlan employees.
MultiPlan ACTS: Four Pillars of Success. Our core values are Accountability, Continuous Improvement, Teamwork, Service Excellence ("ACTS"). These values serve as guiding principles that help us maintain high standards of personal conduct, instill a common understanding of our approaches to decision making and how we work together to achieve our goals, and shape our culture. They are also critical to positively impacting and supporting the needs of our various stakeholders, including our customers, employees, owners of our securities, and the communities in which we operate. We integrate ACTS across our people initiatives and interactions. This includes leveraging our values to define the competencies and responsibilities related to each role at MultiPlan. In practice, these competencies are used to align employee-manager expectations and recognize the contributions team members make to the advancement of our corporate goals and to their own personal and professional development.

Integrity and Trust. MultiPlan is committed to always conducting our business with integrity. This commitment forms the foundation of our business success, maintains our culture of honesty and fair play throughout our operations, and sustains our company’s reputation for excellence. Everyone shares that responsibility, and that’s why every employee is required to become familiar with our Code of Business Conduct and Ethics (the “Code”). New employees receive training and attest that they have read, understand and agree to the Code within the first 30 days of employment. Thereafter, employees are required to recomplete training each year. This Code embodies our company’s principles and the way we do business, which include giving equal opportunities to all employees and job candidates, and compliance with all laws, rules, and regulations applicable to our business. This important document can be found on our Investor section of our website at https://investors.multiplan.us/governance/governance-documents/default.aspx.
EthicsPoint is MultiPlan’s hotline for reporting any concerns that employees do not feel comfortable reporting through other channels. While MultiPlan receives high survey scores pertaining to employees’ level of comfort reporting their concerns to management, we believe it is important that employees have multiple avenues for raising, reviewing and resolving concerns in a way they are most comfortable, including confidentially.
Diversity Inclusion and Belonging. MultiPlan strives to foster a culture and atmosphere of mutual respect and understanding for individuals from all backgrounds, perspectives, and abilities, and to leading positive change in our local communities. Our Diversity, Inclusion, and Belonging ("DIB") Plan defines the priorities and activities that support our objective of attracting, retaining, and promoting a diverse and respectful workforce. We dedicate significant people, time, and resources to help drive our DIB initiatives.
Our DIB Plan also includes established policies that specify our expectations and guide the behavior of our employees and our partners. As part of this effort, we are in the process of developing a Supplier Diversity Program which will be a key initiative in 2024-2025.
As part of the annual training initiatives, MultiPlan believes continuing education is essential to achieving its DIB objectives. Employees are expected to dedicate five hours each year to DIB education, including a baseline course provided by the Company to establish a foundation of expectations. The remaining time is self-directed, self-reported, and determined by individual educational needs and interests. DIB educational resources are also curated by a diverse team of MultiPlan employees and peer recommendations are promoted routinely. In addition, employees are invited to publicly pledge support to MultiPlan’s efforts to positively impact its employees and local communities, and to foster a culture of mutual respect for individuals from all backgrounds, perspectives, and abilities.
In 2023, in the survey conducted as part of our designation as a Great Place to Work company, 95% of our employees that responded to the survey said that MultiPlan is committed to diversity and inclusion and that people of all cultures, abilities, and backgrounds are respected and valued at MultiPlan.
Finally, our Charitable Giving Committees support local and national communities through employee fundraising and volunteer efforts targeting underserved and underprivileged populations.
Learning and Development. We place an emphasis on developing diverse and talented individuals at all levels of our organization by investing in their professional growth. Our dedicated Talent Growth and Development Team, in collaboration with our managers, is focused on providing our employees with access to the resources they need to succeed throughout their careers. We offer a range of required and optional talent development programs, including partnerships with vendors that offer a variety of business, professional and technical learning opportunities. The training programs span from self-directed learning to live in-person workshops. We provide role- and leadership-based programs, in addition to opportunities for external skills development with the potential for tuition reimbursements. Tailored training is also available for departments to learn more about specific topics that align with business objectives and their specialized goals. In 2023, we provided more than 600 educational opportunities equating to 49,000 hours of training.
Internal Recognition and Performance Acknowledgments. MultiPlan seeks to foster employee satisfaction, engagement, and productivity by openly recognizing the positive impact our employees make on their peers and the Company. Our MultiSTAR – MultiPlan Service Talent Achievement & Reward – recognition program provides formal and informal avenues for employees to acknowledge their colleagues’ contributions and demonstrations of our shared values. MultiSTAR’s multi-tiered award system enables employees to celebrate cultural holidays, career milestones, post thank you notes on a public or private feed, and recommend monetary awards based on different levels of accomplishment.
Performance Management Program. MultiPlan has established a set of core competencies for all employees to navigate a successful career at the Company. Annually, leaders work together with employees to establish goals and development plans that give employees a clear direction for success. All managers are encouraged to continuously assess goals, development plans and employee performance. This program and the performance management system enable managers to set expectations and gauge progress throughout the year.

For more information on the topics above, please see our ESG report that can be found on our website at https://www.multiplan.us/.

The information contained on, or that may be accessed through, the Company’s websites is not incorporated by reference into, and is not part of, this Annual Report on Form 10-K.

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
MultiPlan does not deliver healthcare services; provide or manage healthcare services; or provide care or care management. Our business is compensated directly by private Payor customers, not by Medicare, Medicaid or other government healthcare programs. In some instances, we provide services to Payors that contract directly with a federal or state agency. In those instances, we may be subject to certain federal and state law requirements associated with those programs as a First Tier, Downstream or Related entity (FDR). As an FDR to these customers, we are subject to requirements which prohibit an individual or entity who has been convicted of program-related crimes or other violations from providing services to, or receiving payment from, government healthcare programs. Further, we are subject to affirmative legal obligations, as well as contractual requirements with our customers, to check the exclusion status of the individuals and entities we employ against lists of excluded individuals and entities prior to entering into employment or contractual relationships with them, and to periodically re-check such lists thereafter, or run the risk of liability under civil monetary penalties laws or a breach of our contractual obligations. We are also required to provide access to contracts, books and records pertaining to services performed in connection with federal or state agency contracts. A failure to comply with FDR requirements or violations of healthcare laws could subject us to audits, corrective actions, contract terminations, criminal or civil penalties, and/or debarment or exclusion from government healthcare programs.
Through our customer relationships, we are subject either directly or indirectly to federal and state laws and regulations that govern privacy, security and breaches of patient information and the conduct of certain electronic healthcare transactions. These transactions, include, for example, HIPAA, which imposes rules protecting individually identifiable health information and setting national standards for the security of electronic PHI. We are a "Business Associate" (as defined by HIPAA) of our customers. As such, we must comply with all applicable provisions of HIPAA, including the HIPAA Security Rule and applicable provisions of the HIPAA Privacy Rule and the Breach Notification Rule. Violations of such provisions may result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of patient information. In addition to HIPAA, there are federal and state laws that protect types of personal information that may be viewed as particularly sensitive, including substance abuse information, genetic information, HIV/AIDS status, and mental health information. The Federal Trade Commission has also interpreted existing consumer protection laws to impose standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal, and security of information about individuals, including health-related information. State privacy laws are changing rapidly. Massachusetts and New York, for example, have enacted regulations and statutes that require any entity that holds, transmits or collects certain personal information about their residents to adopt a written data security plan that meets the requirements set forth in the statute, and to timely report certain unauthorized access to, or disclosure of, that data. In California, the CCPA, as amended by CPRA, provides California residents with a number of privacy-related rights and is more stringent in many respects than other state laws currently in effect in the United States. Further, each year a number of proposals related to data privacy or security are considered before federal and state legislative and regulatory bodies, including in a number of states considering consumer protection laws similar to those that currently exist in California, Colorado, Connecticut, Utah and Virginia. In 2023, Montana, Oregon and Texas adopted laws regulating the permitted use and security of certain personal information and we expect additional states to do the same in the coming years. In 2023, states such as Washington, Connecticut, and Nevada enacted broadly applicable laws to protect the privacy of personal health information, which generally requires consent for the collection, use, or sharing of any “consumer health data”, which may include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. These laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities.
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
We may also directly or indirectly be subject to state and federal regulation regarding the payment of out-of-network claims, including regulations regarding the determination of payment amounts and what data and other factors are permitted to be used by commercial health Payors and other Payors in making such determinations, as well as regulations targeting surprise billing and requiring transparency. For example, effective January 1, 2022, the NSA prohibits certain out-of-network providers from charging patients an amount beyond the in-network cost sharing amount for services rendered, subject to limited exceptions. For services for which balance billing is prohibited, the NSA establishes an independent dispute resolution ("IDR") process for providers and Payors to handle payment disputes that cannot be resolved through direct negotiation. The law is being implemented through several Interim Final Rules and Final Rules, as well as other guidance issued by the U.S. Department of Health and Human Services and other governmental entities. We expect additional guidance and regulations that may continue to change our understanding of the obligations of our customers under the NSA, such as a substantial IDR Operations proposed rule addressing aspects of the IDR process that is likely to be finalized in 2024, which will require updates to processes and impose additional compliance obligations for our Payor customers. Additionally, there remains a handful of lawsuits challenging portions of the NSA in federal courts. The Texas Medical Association, an industry group for physicians, and LifeNet, an air ambulance provider, have each brought three lawsuits, and the Texas Medical Association has brought an additional fourth lawsuit, all challenging aspects of the NSA's implementing regulations and technical guidance published to date. The first lawsuit was appealed and then voluntarily dismissed when the administration published a Final Rule incorporating the required changes from the decision. The fourth lawsuit is also resolved, with the administration finalizing updated regulations at the end of 2023 to address IDR fees, and the substantial IDR operations proposed rule addressing the batching rules. The second lawsuit, focused on how the QPA value (i.e., the median contract rate) is to be handled by IDR Entities making payment determinations, is pending appeal. Also pending appeal is the third lawsuit, which challenges several aspects of how the QPA must be calculated for all claims subject to the NSA, as well as certain air ambulance matters. The administration has updated the technical guidance in accordance with the litigation outcomes, but further changes may result from appellate outcomes in the future.
In addition to enacting the NSA, the Consolidated Appropriations Act ("CAA") also revised and clarified requirements of the Mental Health Parity and Addiction Equity Act ("MHPAEA"). The MHPAEA, enacted in 2008, prohibits health plans from providing less favorable mental health and substance abuse disorder benefits than medical/surgical benefits, whether measured in terms of quantitative treatment limitations or non-quantitative limitations ("NQTLs"). Specifically, the MHPAEA prohibits imposing NQTLs on mental health or substance abuse disorder benefits without performing comparative analyses on what impact those NQTLs will have. Plans are required to provide these comparative analyses to the Department of Labor upon request, and the Department of Labor is required to review at least 20 health plans for mental health parity each year. In 2021, the Department of Labor reviewed over 100 plans, and determined that none of the comparative analyses were sufficient as initially submitted. In 2023, the administration released a substantial proposed rule that would impose additional requirements on plans and issuers with respect to the comparative analyses. A final rule could be published in 2024, adding layers of complexity to the process for our Payor customers. To support our customers, MultiPlan has initiated an annual process to review the prior year and create comparative analyses for aspects of our services related to network participation, credentialing, and other processes to assist customers in completing their own analyses. Additionally, states have begun to impose or update their own mental health parity initiatives, some of which require heightened annual reporting.
We may also be, directly or indirectly, subject to regulation in some states governing the submission of true and accurate claims, or regarding the application of payment integrity edits to claims, including regulations impacting what data and other factors are permitted to be used by commercial health Payors and other Payors in making such determinations. Our services may directly or indirectly be subject to state regulations specifically covering certain categories of customers, such as workers compensation insurers and auto medical insurers. We regularly monitor legislative and regulatory activity in all states and at the federal level that could impact any of the products we offer in all relevant market segments. In addition, we are committed to supporting our customers in meeting their regulatory obligations, so we work cooperatively with them in establishing processes and procedures that comply with applicable requirements.
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
Corporate History and Background
Our Company was founded in 1980 as a New York-based hospital network and has evolved both organically and through acquisitions from that regional network to a leading independent national PPO player, and then to a data analytics and technology-enabled end-to-end cost management, payment and revenue integrity services company. In addition to the acquisitions of Benefits Science LLC ("BST"); Launchpoint Ventures, LLC d/b/a Discovery Health Partners; and HSTechnology Solutions, Inc. ("HST"), in 2023, 2021 and 2020, respectively, other notable acquisitions were BCE Emergis Corporation, in 2004, which extended network access nationally and added a negotiation services platform; Private Healthcare Systems, Inc., in 2006, which added a National Committee for Quality Assurance (NCQA)-accredited, national primary PPO network; Viant Holdings, Inc., in 2010, which added analytics-based services and additional network access including for MA and Medicaid plans; National Care Network, LLC, in 2011, which added the Data iSight pricing service; and Medical Audit and Review Solutions, Inc., in 2014, which added pre-payment integrity services.
We became a publicly-traded company in October 2020 as the result of a merger with a publicly-traded special purpose acquisition company, Churchill Capital Corporation III ("Churchill"). Churchill was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and MultiPlan Parent. On October 8, 2020, the Merger was consummated and the Transactions were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and The New York Stock Exchange ticker symbol for its Class A common stock to "MPLN". The Company's warrants traded on The New York Stock Exchange until January 22, 2024 but now trade over the counter under the symbol "MPLNW".
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
•Business and Operations Risks
◦Our ability to retain our key customers, as well as the success of those customers, as we depend on a core group of customers for a significant portion of our revenues.
◦Our ability to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans, in particular our growth strategy.
◦Our ability to successfully enter new lines of business, launch new products and broaden the scope of our services.
◦Our ability to continue to attract, motivate and retain members of our senior management team and qualified employees and our ability to maintain sufficient qualified personnel.
◦The impact of trends in the U.S. healthcare system, including reduced healthcare utilization and increased patient financial responsibility for services.
◦Our ability to maintain our competitive position in the market.
◦An increase in competition or pricing pressures.
◦Changes in the healthcare industry.
◦Evolving industry standards and rapid technological changes.
◦The litigious environment in which we operate.
•Risks Related to Information Technology Systems, Intellectual Property and Cybersecurity
◦Information technology environments like ours could suffer security and privacy breaches or incidents, which can put at risk the confidential and restricted information we maintain, including personal health information.
◦The reliable operation of, and continuous access by our customers to, our information technology systems.
◦Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information, including our proprietary data and technology platform.
•Other Business and Operations Risks
◦Failure to maintain an effective system of disclosure controls and internal control over financial reporting.
•Risks Related to the Healthcare Industry and Other Laws and Regulations
◦Changes in existing healthcare laws and regulatory interpretations on a state or federal level.
◦New federal and state healthcare laws and regulations.
◦Failure to comply with those laws and regulations applicable to individually identifiable information, including personal information and health information, or adequately secure such information.

•Risks Related to Indebtedness
◦Our level of indebtedness and current leverage may materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
◦Our ability to generate sufficient cash to service all of our indebtedness or take actions sufficient to satisfy our obligations under our indebtedness.
◦Restrictions in our debt agreements that limit our flexibility in operating our business.
◦A lowering or withdrawal of the ratings assigned to our debt instruments by rating agencies.
•Risks Related to Our Common Stock
◦H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with our or other shareholders' interests.
◦Securities or other stockholder litigation, which is expensive and could divert management attention.
For a more complete discussion of the material risks facing our business, see below.
Business and Operations Risks
Our success is dependent on retaining our key customers, as well as the success of those customers, as we depend on a core group of customers for a significant portion of our revenues.
If significant customers terminate or do not renew or extend their contracts with us, our business, financial condition and results of operations could be adversely affected. Our customer contracts generally permit our customers to terminate with relatively short notice, including without cause. Our three largest customers accounted for approximately 25%, 22% and 8%, respectively, of our revenues for the year ended December 31, 2023. While we believe our customer relationships are strong, if we lose any one of our largest customers, one of our largest customers reduces its use of our products and services, or if any one of our largest customers negotiates less favorable terms with us, in particular pricing terms, our revenue may be adversely and materially impacted. For example, we have experienced pricing pressure from significant customers in the past which has adversely impacted our revenue. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
Many organizations in the insurance industry are consolidating, which could also result in the loss of one or more of our significant customers. To the extent that these consolidation trends do not cause the loss of customers, we could nevertheless encounter greater customer concentration as our customers become parts of larger organizations. In addition, we could lose significant customers due to competitive pricing pressures or other reasons. Any of the foregoing factors, along with other factors, could also result in us receiving a lower ranking in our customer's claims matching process, which would reduce the number of claims we match and, as a result, would reduce our revenues. Due to the substantial fixed costs in our business and the time and expense it would take to decrease certain variable costs, especially personnel, the loss of a significant customer or receiving a lower ranking in our customers' claims matching process could cause a material decline in our profitability and operating performance.
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

We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans, including our growth strategy.
In support of our growth strategy, we have developed, and will continue to develop, new or additional strategic plans, including product development and service expansions, sales and marketing initiatives, mergers and acquisitions, improvement initiatives and efficiency measures to help self-fund some of the necessary investments to support these strategic plans.
We cannot assure you that we will be able to successfully execute these strategic plans in the short term, or at all, or realize the expected benefits of such plans. A variety of risks could cause us not to execute such plans, or realize some or all of the expected benefits therefrom. These risks include, among others: higher than expected implementation expenses; delays in the anticipated timing of activities related to such initiatives, in particular with respect to the development and deployment of additional sales and marketing professionals and achievement of certain technology-related product development goals, which will require significant external resources; failure to realize estimated savings from our efficiency measures or benefits from our improvement initiatives or, if realized, an inability to sustain such cost savings or improvements over time; subsequent regulatory requirements; and the risks and uncertainties inherent in pursuing acquisitions as a portion of our growth strategy. Our ability to successfully manage the organizational changes that may be necessary to implement our strategic plans is important for our future business success. In particular, our reputation and results of operations could be harmed if employee morale, engagement or productivity decline as a result of organizational or other changes we effect as part of our implementation efforts.
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
We may not successfully enter new lines of business, launch new products or broaden the scope of our services. Conversely, entering new lines of business, launching new products and broadening the scope of our services may result in expenditures we cannot recoup, divert management's attention or otherwise strain our business.
Fundamental to our growth strategy is our entrance into new lines of business, launch of new products and expansion of our services. We kicked off this growth strategy in 2023, by launching new products, such as Pro PricerTM and Balance Bill ProtectionTM, broadening the scope of our services, such as the addition of B2B healthcare payment services and the continued expansion of our end-to-end Surprise Billing Services, and entering into new lines of business with our acquisition of BST and establishing our Data and Decision Sciences Services business line. We intend to continue this growth strategy in 2024 and beyond to, among other things, reduce the concentration of our revenues and reduce our dependence on the commercial market as well as reduce our dependence on out-of-network claims within the commercial market.
We may not achieve our expected growth if we do not successfully enter these new lines of business, launch new products and continue to broaden the scope of our services. Entering new lines of business, launching new products and broadening the scope of our services may require significant upfront and ongoing expenditures that we may not be able to recoup in the future. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore, focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business. These efforts may also divert management's attention and expose us to new risks and regulations. As a result, entering new lines of business, launching new products and broadening the scope of our services, or conversely the failure to do so, may have material adverse effects on our business, financial condition and results of operations.

If we are unable to identify, complete and successfully integrate acquisitions, including BST, our ability to grow our business may be limited and our business, financial position and results of operations may be adversely impacted.
We may not be able to identify, complete and successfully integrate acquisitions, including BST, in the future and any failure to do so may limit our ability to grow our business. Our acquisition strategy involves a number of risks, including:
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
•compliance with the regulatory environment applicable to an acquisition;
•expenses, delays and difficulties of integrating acquired businesses into our existing business structure, which risks are heightened for large-scale acquisitions; and
•difficulty in retaining key customers and management personnel.
Our ability to realize the benefits we anticipate from recent and future acquisitions, including anticipated cost savings and additional sales opportunities, will depend in large part upon whether we are able to integrate such businesses efficiently and effectively. Integration is an ongoing process and we may not be able to fully integrate such businesses smoothly or successfully and the process may take longer than expected. Further, the integration of certain operations and the differences in operational culture or regulatory framework may require the dedication of significant management resources, which may distract management's attention from day-to-day business operations and from the evaluation of future acquisition targets.
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
The completion and execution of our strategies, including our growth strategy, depend on the continued service and performance of our senior management team. If succession planning is not effectively executed or if we lose key members of our senior management team, our ability to effectively manage our current and future operations may be disrupted and our ability to attract and retain other key executives could be adversely affected.
In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across all of our product lines. There is a limited pool of employees who have the requisite skills, training and education and competition for professionals across our business can be intense, as other companies seek to enhance their positions in the markets we serve. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in healthcare and insurance industries. Attracting and retaining highly skilled employees could be costly as we offer competitive compensation packages to prospective and current employees, especially in the context of recent inflationary pressure on wages.
Future organizational changes, including the implementation of cost savings initiatives, could also cause our employee attrition rate to increase. If we are unable to continue to identify or be successful in attracting, motivating and retaining appropriately qualified personnel in sufficient numbers, our business, financial condition and results of operations would be adversely affected.

Our profitability could suffer if we are not able to timely and effectively utilize our employees or manage our cost structure.
The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire, assimilate, and deploy new employees;
•our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience to support our projects;
•our ability to manage attrition; and
•our need to devote time and resources to training and other non-chargeable activities.
If our employees are under-utilized, our profit margin and profitability could suffer. Additionally, if our employees are over-utilized, it could have a material adverse effect on employee engagement and attrition, which would in turn have a material adverse impact on our business.
Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, overhead and capital, and other investment-related expenditures. If we are unable to effectively manage our costs and expenses and achieve efficiencies, our competitiveness and profitability may be adversely affected.
Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including recent trends of reduced healthcare utilization and increased patient financial responsibility for services.
Our operations have been, and may continue to be, adversely impacted by the effects of reduced utilization of the healthcare system. Although we believe the recent trend of reduced utilization in the healthcare system is waning, future reduced utilization and the continuing trend of increased patient financial responsibility for services may adversely impact our business. Other trends in the U.S. healthcare system that may impact our business are increased patient responsibility for medical care due to products such as high deductible health plans and the elimination of any coverage for out-of-network services or other actions by Payors to incentivize the use of in-network care. These trends may lead to either a reduction in utilization of the healthcare system, a reduction in the utilization of the healthcare system that is covered by third party Payors or a reduction in the utilization of out-of-network services. Trends in the utilization of the U.S. healthcare system can be influenced by a multitude of factors, including, without limitation, under-employed workers or decisions to delay medical care, especially elective procures, due to a variety of factors including COVID-19 and other pandemics, inflation, recessions and any shift in approach by Payors. All the above factors may result in a decline in the number of claims we process and, as such, our operations may be adversely impacted.
The market for our products and services is fragmented and competitive and we may not be able to maintain our competitive position in the market.
With respect to our analytics-based services, we face increasing competition from other medical cost management companies for fee negotiation, referenced-based pricing and surprise billing services. These competitors vary in size and services offered. Many of these competitors compete with us on price, which has compressed and may continue to compress our margins.
With respect to our network-based services, we face direct competition from HMOs and other independent PPOs, which are primarily regional, and with PPO network aggregators that offer national access by patching together third-party networks. At times we also compete with PPO networks owned by our large Payor customers. Our customers often select PPO providers by specific geography based upon the magnitude of the discount provided or the breadth of the network. Although we are one of the largest independent PPO network providers, regional and local PPO network providers may have deeper discounts or broader networks within their particular region, potentially leading our customers to select such competitors in specific geographies.
With respect to our payment and revenue integrity services, we face competition from a variety of large and small vendors offering these services. Our payment integrity services compete on the basis of analytic breadth and depth, human expertise and scope. Most competitors of our payment integrity services originated as post-payment specialists and to varying degrees have migrated services to a pre-payment modality, while our services were built to focus on examining claims before payment occurs. With the 2021 acquisition of DHP, we now have a broader capability to address post-payment integrity. Our revenue integrity services compete on the basis of identification of and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors.
With respect to our data and decision science services, we face competition with a variety of different vendors for each of the main product categories. These competitors vary in size and services offered. We expect competition to continue to increase with respect to each product category.
With regard to each of our service offering, we cannot assure you that we will be able to maintain our competitive position Our failure to do so may have a material adverse effect on our business, financial condition and results of operations.
If competition or pricing pressures increase, our growth and profits may decline.
Pricing is highly competitive across all of our lines of service. For example, while competition with regard to our analytics-based services has historically been centered on savings effectiveness, provider acceptance and plan member satisfaction, price has become increasingly important as competition has increased. Likewise, our network-based services compete on the basis of many factors, including the quality of healthcare services, the breadth of provider networks, the discounts afforded by the provider contracts, and the efficiency of the administration of claims, but we expect that price will continue to be a significant competitive factor.
In light of these pricing pressures, we anticipate that our customers, regardless of service line, will be sensitive to price. Further, our customer contracts are subject to negotiation and renegotiation. As a result, our customers may switch to the services of a competitor with more favorable pricing, reduce the products or services they purchase from us, or purchase different types of products that are less profitable to us. Customer consolidation also may make it more difficult for us to attract and retain customers and healthcare providers on advantageous terms. In addition, some of our current and potential competitors have greater financial and marketing resources than us and continued consolidation in the industry may increase the number of competitors that have greater resources than us.
If we do not compete effectively in our markets or if we face significant pricing pressures, our business, financial condition and results of operations may be materially and adversely affected.
Changes in the healthcare industry could adversely affect us.
Our business is dependent on a variety of factors, including our ability to enter into contracts with Payors and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the products and services we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of Payors were to seek price concessions directly from providers. In addition, substantial changes in the health-care industry, such as the enactment of laws and the adoption of regulations unfavorable to us or our relationships with Payors and providers, including the No Surprises Act and its implementing regulations, as well as other state laws and regulations aimed at addressing "surprise" billing (medical bills that arise when an insured patient receives care from an out-of-network provider, resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single Payor healthcare system in one or more states, or in the United States or changes caused by, or that result from, pandemics and epidemics, including COVID-19, could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation. Furthermore, we may not become aware in a timely manner of changes in regulatory requirements affecting our business, which could result in our taking, or failing to take, actions, resulting in noncompliance with state or federal regulations.
Evolving industry standards and rapid technological changes could result in reduced demand for our products and services.
Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced products and services characterize the market for our products and services. Our success will depend upon our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis to meet evolving customer requirements, achieve market acceptance for new products and services and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes, new industry standards, or updated regulatory requirements. Moreover, other companies may develop competitive products or services, or our customers may develop internal solutions, that may result in reduced demand for our products and services.
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
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers, such as MultiPlan, are sometimes made party to such suits or involved in related litigation. For example, MultiPlan may be made party to such lawsuits or litigation may be brought independently against MultiPlan under various legal bases, including, breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of ERISA or RICO, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation.
Because we operate in an industry that is highly-regulated and where such regulations are continuously evolving, we cannot assure you that new federal and state laws and regulations or other changes that adversely impact healthcare providers or insurers will not lead to increased litigation risk to us and other cost management providers and insurers. Exacerbating this risk is that many healthcare providers and insurers have greater financial resources than us and other healthcare cost management providers have and may be more willing to engage in, and devote resources to, litigation as a result. In addition, certain of the agreements we enter into include indemnification provisions that may subject us to costs and damages in the event of a claim against an indemnified party.
We maintain insurance coverage for certain types of claims; however, such insurance coverage may not apply or may be insufficient to cover all losses or all types of claims that may arise. Further, even if we were to prevail in any particular dispute, litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
Lawsuits of the types set out above could materially adversely affect our result, especially if they proliferate. In addition, such lawsuits may affect our customers' use of our products and services, especially our cost management products and services.
A pandemic, epidemic, or outbreak of an infectious disease, including the ongoing effects of COVID-19, have had, and may continue to have, an adverse effect on our business.
While most of the immediate impacts of the COVID-19 pandemic have eased, its effect on the healthcare system and policies, global supply chains, inflation, labor shortages and wage increases continue to impact the healthcare industry. Any future pandemic or epidemic, including future COVID-19 variants, impact on business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. For example, in the first half of 2020, there was a decrease in patient visits to hospitals and providers due to risk and fear of exposure to COVID-19. Further, throughout the COVID-19 pandemic, there was a decreased demand for elective procedures. In addition, COVID-19, or any future pandemics or epidemics, may cause disruptions or turmoil in the credit or financial markets, or impact our credit ratings, and could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity and any acquisition financing needs, all of which are highly uncertain and cannot be predicted.
Pandemics or epidemics and any associated protective or preventative measures taken to limit their spread have caused and may, in the future, cause disruptions to our business. Risks and uncertainties presented or exacerbated by the long-term effects of the COVID-19 pandemic, or any future pandemics or epidemics, include the following:
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
•the inability of our customers to pay for our products and services;
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
These risks and uncertainties and other disruptions related to the COVID-19 pandemic, or any future pandemics or epidemics, could materially and adversely affect our business, financial condition and results of operations.
We depend on our providers and our PPO networks to maintain the profitability of our network-based and analytics-based services, as well as the future expansion of our operations.
The healthcare providers that constitute our network are integral to our operations. Specifically, a portion of the revenues from our analytics-based services are based on a percentage of the price concessions from these providers that apply to claims of our Payor customers. Further, our ability to contract at competitive rates with our PPO providers will affect the attractiveness and profitability of our network products. Finally, the providers that constitute our network may be important to our launch of new products and the expansion of the services that we offer. Consequently, our ability to maintain and grow our provider network is important to our operations.
Typical contracts with our providers have a one-year term, and are renewable automatically for successive one-year terms, although most such contracts permit early termination without penalty and with short notice periods. These contracts are also subject to negotiation and revisions with respect to the level and amount of price concessions for medical services. The termination of a significant number of contracts with our high volume providers, the inability to replace such contracts, or the negotiation of contracts with lower discounts resulting in reduced price concessions would adversely impact our network of providers and thereby reduce the number and value of claims we are able to match and the attractiveness of our network to our customers. Further, increasing consolidation in the provider sector also may make it more difficult for us to contract at competitive rates and could affect the profitability of our products.
Maintaining and growing our PPO networks is also important as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings, including by in-sourcing or expanding their in-sourcing of such services. Our customers may further disaggregate the services we provide for them generally or in certain geographical areas, such as individual states, and in doing so may create more competitive pricing conditions for such services. Moreover, some of our customers have acquired or may acquire our competitors.
All the above factors may decrease or slow the growth in the demand for our services, which may materially and adversely affect our business, financial conditions and results of operations.
Our PPO networks may experience decreases in discounts from providers, thereby adversely affecting our competitive position and revenue.
Our PPO networks receive discounts from healthcare providers (such as acute care hospitals, practitioners and ancillary facilities) who participate in such networks. These discounts could be reduced due to the desire of healthcare providers to increase their net level of reimbursement from Payors. Healthcare providers could also reduce the discounts provided to our PPO networks as a result of reduced or lower contracted rates that such providers obtain from our PPO competitors, any of whom may have greater market penetration and/or the ability to direct more patients to such providers. Any such reductions may reduce our revenues and make our network less attractive to our customers.
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
The inability of our customers to pay for our products and services could decrease our revenue.
Our health insurance Payor customers may be required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, the financial stability of our Payor customers may be adversely affected by a variety of factors, including costly litigation or regulatory changes. Our ability to collect fees for our products and services may become impaired if our Payor customers are unable to pay for our products and services because they need to maintain cash reserves, if they fail to maintain required balance sheet ratios or if they become financially unstable or insolvent. Any of the foregoing in the future could adversely affect our revenues and cash flows.
Risks Related to Information Technology Systems, Intellectual Property and Cybersecurity
Security breaches, loss of data and other cyber incidents or disruptions could compromise sensitive business or patient information and negatively impact our business and reputation, harm both us and our customers and create liability.
Our business is dependent upon our ability to (1) receive, store, retrieve, process, analyze and manage data, (2) maintain and upgrade our data processing capabilities, and (3) deliver high-quality and uninterrupted access for our customers to our computer systems. In connection with doing so and otherwise in the operation of our business, we collect, use and maintain various types of sensitive information, including protected health information and individually identifiable information (collectively, "Protected Information"). In order to process and analyze data and sensitive information, deliver access to our computer systems to our customers, maintain Protected Information and otherwise operate our business, we operate information systems and maintain connectivity from multiple facilities, including the public cloud as well as access by our distributed and remote-first workforce, and utilize software and services from third parties.
Despite our implementation of our cybersecurity risk management programs, processes and practices, our IT environment (and those of third parties on which we rely) may be vulnerable to social engineering, malware, physical break-ins, security flaws, zero day vulnerabilities, attacks by threat actors and other cyber-incidents and disruptive problems caused by employees, contractors, customers, users, vendors or other third parties (including bad actors). Social engineering, phishing, computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to, and our safeguards may not prevent, incidents of inappropriate and/or unauthorized access to or acquisition or exfiltration of Protected Information by our employees, contractors, vendors and/or bad actors, as well as interruption, delays or cessation in our use of our IT environment and service to our customers and the operation of our business. Further, the use of artificial intelligence and machine learning capabilities may also increase the risk of cybersecurity incidents. Such vulnerabilities and incidents may result, and on limited occasions in the past have resulted, in unauthorized access, exfilitration, use, disclosure, modification or deletion of Protected Information that is transmitted or stored over our networks as well as interruption, delay or cessation in our use of our IT environment as well as service to our customers and the operation of our business.
Such security or privacy breaches may further:
•expose us to liability to the individuals who are the subject of the information, customers that are responsible for the information and/or the parties to whom we are contractually obligated, and subject us to fines or penalties, including liability, fines and penalties under federal and state laws related to the privacy and security of Protected Information;
•increase operating expenses as necessary to investigate security breaches and notify affected parties, remediate and/or enhance security controls, comply with federal and state regulations, defend against and resolve actual and potential claims, implement and maintain any additional requirements imposed or adopted by reason of such claims or by government action, and take action to manage public relations issues and preserve our reputation;
•harm our reputation and deter or prevent customers from using our products and services, and/or cause customers to find other means to achieve cost savings, including by switching to a competitor or by in-sourcing such services; and
•jeopardize the security of confidential information stored in the computer systems of our customers in light of the frequent communication and sharing of files, data and information with our customers.
A security or privacy breach at one of our customers, vendors or strategic partners may also adversely impact the operation of our business, including as a result of a slowing or cessation of claims sent to us to process.
The security and privacy concerns with respect to the healthcare industry may also inhibit the growth of the healthcare information services industry in general, and our customer base and business in particular.
A significant security breach or incident of the types described above could result in loss of customers, loss of revenues, damage to our reputation, direct damages, regulatory implications, costs of repair and detection and other unplanned expenses. While we carry cybersecurity and privacy insurance to cover events of the sort described above, the coverage may not be adequate to compensate us for losses that may occur by reason of such events.
If we fail to execute our cybersecurity risk management programs and/or our strategy do not perform as intended, we may suffer security and privacy breaches, and our business and reputation could be adversely affected.
We depend on uninterrupted computer access for our customers and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative service providers.
Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Our success is dependent on our ability to deliver high-quality and uninterrupted access for our customers to our computer system, requiring us to protect our computer equipment, software and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, and other catastrophic events, in addition to the cybersecurity and privacy breaches, noted in the above risk factor. Our success is also dependent on our continued access to our licenses with third parties that provide us with software. Interruption of our or our key vendor's information technology environment, including data processing capabilities, for any extended length of time, loss of stored data, programming errors or other technological problems could impair our ability to provide certain products and services. A system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. In addition, due to the highly automated environment in which we operate our computer systems, any undetected error in the operation of our business processes or computer software may cause us to lose revenues or subject us to liabilities for third party claims. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.
We largely rely on our own multi-layered technical security controls and confidentiality procedures, including employee nondisclosure agreements for certain employees, to maintain the confidentiality and security of our trade secrets, know-how, internally developed computer applications, business processes and other proprietary information. If third parties gain unauthorized access to our information systems or if our proprietary information is misappropriated, it may have a material adverse effect on our business, financial condition and results of operations. Trade secret laws offer limited protection against third party development of competitive products or services. Further, because we lack the protection of registered copyrights for our internally developed software applications, we may be vulnerable to misappropriation of our proprietary applications by third parties or competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. The failure to adequately protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.
We employ third-party and open source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs, or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Commercially reasonable alternatives to the third-party software we currently license may not always be available and such alternatives may be difficult or costly to implement. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. This third-party software may also expose us to additional risk of cybersecurity and data privacy breaches. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
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
The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our network and technology infrastructure and other resources and further expansion of our operations will require substantial financial resources. Our growth strategy includes the launch of new or expanded products and services and the evaluation of opportunities in new geographic markets as well as in adjacent and new market verticals, which will likely significantly increase the demands placed on our network and technology infrastructure. To accommodate such growth, we must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, changing customer requirements and current and future growth initiatives. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process, reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. Projecting such needs may be particularly difficult for new solutions, products and services or for the expansion of existing solutions, products and services into other markets in which we have limited or no prior experience. We may be unable to expand or adapt our network infrastructure to implement our growth strategy or otherwise meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information technology systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to successfully implement our growth strategy or otherwise take full advantage of the market for healthcare applications, products and services. Our inability to expand and adapt our network and technology infrastructure could result in our customers utilizing the products and services of our competitors or in-sourcing such products and services.

We have begun to incorporate, and plan to further incorporate in the future, more advanced artificial intelligence and machine learning in our product and service offerings, and challenges with properly managing the use of artificial intelligence and machine learning could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations, financial condition, and/or cash flows.
We have begun incorporating, and plan to further incorporate in the future, more advanced artificial intelligence and machine learning ("AI/ML") capabilities into certain product and service offerings, in particular as a result of our acquisition of BST. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI/ML into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. We also use and plan to continue to use AI/ML capabilities offered by third parties to drive efficiencies and improvements in the operation of our business. Our incorporation of AI/ML into our products and services, and our use of AI/ML offered by third parties, could subject us to competitive risks, potential legal liability, regulatory scrutiny, ethical concerns and reputational harm, and our business, financial condition, and results of operations may be adversely affected. These risks are particularly present if the content, analyses, or recommendations that AI/ML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, especially given our positioning in the healthcare industry where the use of AI/ML is subject to additional scrutiny and potential regulation.
Intellectual property protection in the field of AI is currently under assessment, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and outputs. Moreover, some of the AI /ML capabilities of our products involve, or may involve, the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, each of which may be interpreted in ways that may affect the way in which we engage with AI/ML and require us to make changes to our business practices and products to comply with such obligations. Our use of AI technologies may involve the storage and transmission of confidential or sensitive information, including personal information of employees, customers, and others, as well as protected health information of clients’ patients. Our use of machine learning and AI capabilities could pose risks to our customers, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our adoption of these capabilities more generally. Such risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used, the potential for bias or inaccuracies in the data used to train our ML/AI capabilities, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise personal data or overall functionality. Such risks could negatively affect the performance of our systems, services, and business, as well as our reputation and the reputations of our customers, and we could incur liability as a result.
We may be sued by third parties for alleged infringement of their proprietary rights.
Our success depends also in part on us not infringing the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, such third parties may claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
Other Business and Operational Risks
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
Our controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to continue to list our Class A common stock on the NYSE.
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
For example, following our annual impairment test in the fourth quarter of 2022, the estimated fair values of our goodwill and indefinite-lived assets were less than their carrying values and as a result impairment charges of $657.9 million for our goodwill and $4.3 million for our indefinite-lived intangibles were recorded.
Although we did not have any impairment charges following our annual impairment test in the fourth quarter of 2023, we may incur such impairment charges in the future.
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
Inflation could adversely affect our financial results.
Significant increases in inflation, particularly those related to wages and and services and, to a lesser extent, goods, can have an adverse impact on our business, financial condition, and results of operations. Specifically, the inflationary pressure on labor costs could lead to a reduction in profitability, as we may face challenges in maintaining our margins. In recent years, we have experienced inflationary pressure on wages and the consequential compression of our margins. Although inflation appears to be stabilizing, we continue to take steps to maintain satisfactory margins. However, it is possible that those steps will not be successful, and that inflation will adversely affect our profitability.
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
We are subject to changing laws, rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board. These laws, rules and regulations continue to evolve in scope and complexity and many new requirements continue to be created, making compliance more difficult and uncertain. These changing laws, rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For instance, developing and implementing new or ongoing ESG initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and subject to evolving reporting standards, including recently enacted laws in California with broad applicability and the SEC’s proposed climate-related reporting requirements, and similar proposals by other governmental or regulatory bodies. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of our disclosure. Statements about our ESG related initiatives and goals, and progress towards those goals, may be based on standards that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Further, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions thereto. Notably, public sentiment regarding ESG matters has recently shifted somewhat with anti-ESG campaigns and some states enacting anti-ESG legislation or taking other anti-ESG actions. While it is yet to be seen whether this shifting public sentiment continues, there is significant uncertainty and, as a result of this shifting sentiment, we may be criticized that our level of consideration regarding ESG matters and initiatives is excessive, including expenditures relating thereto.
If we are unable to adequately address and managed the ESG matters described above, our reputation, business, financial performance and growth could be adversely affected.
Increased focus on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.
We face risks related to severe natural events which have the potential to disrupt our operations and may increase as a result of climate change. Natural disasters, adverse weather conditions, and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses by disrupting our operations, or those of our customers or vendors, as a result of potential office closures or damage from severe weather. Any prolonged disruption in the operations of our facilities, in particular our data centers, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire, or any other reason, could cause service interruptions or reduce the quality level of products and services that we provide, damage our reputation and harm our operating results. Our disaster recovery plan and business interruption insurance may not be sufficient to mitigate the effects of such events or compensate for losses that may occur. If weather patterns become more volatile as a result of the potential effects of climate change, severe weather events may become more frequent or more widespread. An increase in frequency or severity of natural events may result in greater disruption to our operations and increased cost for, or lack of availability of, property and liability insurance for our offices and data centers located in areas subject to such severe weather events.
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

•health information technology, including new and increasing efforts to regulate the use of artificial intelligence and related technology, especially in the healthcare space;
•breach of duty, the corporate practice of medicine and fee-splitting prohibitions;
•laws and regulations relating to business corporations in general;
•additional restrictions relating to our ability to utilize the claims data we collect from providers;
•state laws and licensure requirements required for insurance producers and adjusters; and
•Payors subject to the requirements for health reform under Affordable Care Act.
As a provider of healthcare cost management products, services and technology as well as network management services to our customers, and as a subcontractor to contractors with federal and state governments, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels with respect to the above laws. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws from time to time, including in private litigation. Statutory changes to, or changes in the interpretation or enforcement of, the laws and regulations described above may significantly impact or restrict our ability to carry on our business as currently conducted and may have a material adverse impact on our business, financial condition and results of operations. The expansion of our operations into new products and services or new geographic markets may expose us to additional requirements and potential liabilities under additional statutes, legislative schemes and licensure requirements that previously have not been relevant to our business, that may increase demands on our resources for compliance activities, and that may subject us to potential penalties for noncompliance with statutory and regulatory standards. Under our contracts we are also subject to audits by our customers, and are regularly required to attest as to our compliance with our contracts and applicable laws and regulations. We and our healthcare customers may also be subject to investigations and proceedings that seek recovery under laws such as federal and state false claims acts, civil monetary penalties laws, and anti-kickback laws applicable to the business of our customers. Since the products and services we provide are not reimbursed by government healthcare programs, such fraud and abuse laws generally do not apply to our business, however, some laws may be applicable to us. The laws, regulations, and other requirements in this area are broad and complex and judicial and regulatory interpretations can be inconsistent. We are unable to predict how these laws, regulations or other requirements will be interpreted or the full extent of their application, particularly to products and services that are not directly reimbursed by government healthcare programs. In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the qui tam provisions of the federal False Claims Act and similar statutory provisions in many states. Investigations or proceedings could subject us or our customers to various civil and criminal penalties and administrative sanctions, which could include terminations of contracts, fines, and suspension and debarment from doing business with the government. If we are found to be in violation of any applicable law or regulation or are subject to an audit, investigation or proceeding, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and could have a material adverse effect on our business, financial condition and results of operations.
New federal and state laws and regulations could: force us to change the conduct of our business or operations; affect our ability to expand our operations into other geographic markets; increase costs or delay or prevent the introduction of new or enhanced solutions and products; or impair the function or value of our existing solutions and products, which could have a material adverse effect on our business, financial condition and results of operations.
Federal Legislation
In recent years, Congress has introduced and, in some cases passed, a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of healthcare spending, to broaden access to healthcare services, to prohibit, restrict or address "surprise" billing by out-of-network providers, to strengthen obligations for mental health parity in healthcare services, and to change the operating environment for healthcare providers and Payors. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as measures that would modify the Affordable Care Act or expand the role of government-sponsored coverage, including nationalization of the healthcare system and "Medicare for All" proposals, which could have far-reaching implications for the healthcare industry if enacted. Federal and state efforts to reduce healthcare spending may materially and adversely affect our business, financial condition, and results of operations. Our failure to anticipate accurately the application of such proposals or future laws and regulations, our failure to adapt our solutions to them or our failure to comply with them may create liability for us, result in adverse publicity, reduce our market share, and may have a material adverse effect on our business, financial condition and results of operations. We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations, may create unexpected liabilities for us, may cause us or our customers to incur additional costs, and may restrict our operations or the operations of our customers.
Healthcare reform laws such as the Affordable Care Act have had a significant impact on the healthcare industry, including changing the manner in which providers and Payors contract for products and services. In addition, under the Affordable Care Act, Payors are required to meet certain financial criteria. While these obligations directly affect many of our customers, the obligations may also affect the contract terms and relationships between us and those customers. In addition, the Consolidated Appropriations Act, 2021, included the No Surprises Act, which provides new protections for patients from "surprise" bills, creates new processes for payments to non-participating providers and facilities, and necessitates new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage, as well as non-participating providers and facilities. While we currently service Payor customers that are already subject to certain state-level "surprise" billing laws, we cannot assure you that the No Surprises Act and its implementing regulations, or any other initiatives aimed at addressing "surprise" billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our customers or result in additional compliance costs. Current judicial challenges to certain aspects of the No Surprises Act’s implementing regulations could inject further uncertainty or require additional or revised compliance efforts by our customers. By way of example, although we have continued to expand our end-to-end services offered to our customers with respect to the No Surprises Act, which has, together with a shift to our other products and services, offset the negative impact of the No Surprises Act on certain lines of business, the complexity and ever-evolving nature of the No Surprises Act has been challenging. We have expended significant cost and effort, especially in terms of staffing, in order to provide these services to our customers. Although we remain ready to assist our customers with regard to No Surprises Act compliance and we will continue to adapt to evolving No Surprises Act regulations, we cannot assure you that we will be able to do so successfully or at the level of profitability of our other lines of business.
It is uncertain the extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition. Although laws such as the Affordable Care Act and the No Surprises Act have not caused us to significantly change our customer contracts or other aspects of our business, it is difficult to quantify the financial impact of such laws and there can be no assurances that we will not be adversely impacted in the future by any amendments to, interpretations of or rule-making regarding these or other healthcare laws or regulations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion as well as federal and state courts. The application of these laws to us or our customers or the specific products and services we deliver and the relationships we have with our customers is not always clear.
In October 2023, the current administration issued an executive order addressing some aspects of artificial intelligence and directing certain federal agencies, including the U.S. Department of Health and Human Services, to propose regulatory strategies with respect to artificial intelligence and related technologies. As a result, we anticipate future regulatory action with regarding to artificial intelligence. It is unclear at this time what the scope of such regulatory action will be, but we anticipate particular emphasis on the healthcare space, including ensuring that the use of artificial intelligence and related technologies in the healthcare space is free from inaccuracies or biases. As we have begun incorporating, and plan to further incorporate, more advanced artificial intelligence and machine learning capabilities into our products and services, the evolving legislative, judicial and regulatory landscapes relating to AI, may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business, especially that of our Data and Decision Sciences business line. The actual or perceived failure to comply with regulatory requirements and laws relating to AI could result in significant liability or reputational harm.
Other legislative or regulatory changes that could significantly harm us include, but are not limited to, changes that:
•impact the number of individuals covered by government entitlement programs such as Medicare and Medicaid as opposed to private health insurance plans;
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
State Legislation
State laws and regulations governing our business vary widely among the states in which we operate, and include laws requiring credentialing of all network providers and "any willing provider" laws requiring networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. There is little regulatory or judicial guidance with respect to the application of such laws, and in some cases they may increase the costs of operations in such states. Should a state in which we operate determine that our network does not meet state requirements, we may be subject to administrative penalties or other administrative actions or private litigation.
Several states have implemented legislation mandating certain contract terms in provider contracts for group health plans, preferred provider organizations, HMOs and other third-party Payors. Depending on the state, these mandatory contract terms may relate to prompt payment, payment amounts and payment methods. As a result of such legislation and similar future legislative initiatives, we may be required to amend some of our provider contracts and comply with legislative mandates related to payment. Violations of prompt payment laws, which regulate the amount of time that may elapse from when a Payor receives a claim for services rendered to when those services are paid, may result in requirements to pay interest in addition to any amounts owed to providers, and may lead to reputational harm or result in a breach of our contractual obligations to certain customers if our failure to reprice claims timely causes Payor's to become responsible for such amounts.
Some states have also considered legislation designed to regulate the PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. State laws limiting access to provider networks may affect our ability to continue certain lines of business in existing markets or expand such business into new markets. Some states have considered or enacted legislation designed to regulate the manner in which certain insurers should pay for certain categories of out-of-network claims or aimed at addressing "surprise" billing by out-of-network providers, and it is uncertain how states may react to the No Surprises Act. State laws regulating the basis of payment that are not preempted by the No Surprises Act may affect our ability to continue certain lines of business in existing markets or expand such business into new markets and the contractual terms and relationships between us and our customers.
Changes to state laws and regulations or the interpretation and enforcement of such state laws and regulations may adversely impact our existing business in certain states, or restrict our ability to expand our operations in other states, in each case potentially adversely impacting our business, financial condition and results of operations.
Our use and disclosure of certain types of protected information, in particular individually identifiable information and health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability and integrity of certain types of protected information, in particular individually identifiable information and protected health information ("PHI"). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our customers, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to applicable state patient confidentiality and other laws that are not preempted by HIPAA, including those that may be more stringent than HIPAA.
In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the U.S. Department for Health and Human Services Office for Civil Rights and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys' fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents and, on limited occasions in the past, we have experienced immaterial breaches. In addition, we may not be able to prevent incidents of inappropriate use, disclosure or unauthorized access to or acquisition of PHI by our employees or contractors and, on limited occasions in the past, we have been notified of our contractors of immaterial instances of such inappropriate use, disclosure or unauthorized access. Any such breaches or incidents could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.
Numerous other state, federal and foreign laws govern the collection, dissemination, use, disclosure, access to, confidentiality and security of health information and personal data, breaches of such information, and actions that a business must take if it experiences a data breach or cybersecurity incident, such as prompt disclosure to affected customers or individuals or, in the case of a material breach, public disclosure pursuant to the recently enacted cyber security rules and regulations of the SEC. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical information and personal data and that address data breaches. The Federal Trade Commission, or FTC, and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information, such as, the California Consumer Privacy Act and the California Privacy Rights Act. As with HIPAA, these laws may apply directly to our business or indirectly by contract when we provide products or services to other companies. Recent expansions of our business, including our Data and Decision Sciences business line, involve the processing and analysis of third-party data which may include PHI or other protected personal information which has increased our potential obligations with respect to compliance with state, foreign, federal or other laws. Further legislation and regulation in this area, including that pertaining to artificial intelligence and related technologies, may further exacerbate these compliance obligations or restrict the operation of our business. In the event that we are found out of compliance with applicable state, federal and foreign laws and regulations, we could potentially be subject to civil or criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2023, we had total indebtedness (excluding an aggregate of $7.9 million of letters of credit) of $4,600.0 million, which is comprised of $1,275.0 million in aggregate principal amount of Senior Convertible PIK Notes, $1,295.2 million in outstanding term loans under the term loan facility, $979.8 million in aggregate principal amount of 5.750% Notes, $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes and $15.0 thousand in non-current finance lease obligations. In addition, we would have had an additional $442.1 million available for borrowing under the revolving credit facility (giving effect to the $7.9 million of outstanding letters of credit referred to above).
Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Further, our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:
•make it more difficult for us to satisfy obligations with respect our indebtedness and any repurchase obligations that may arise thereunder;
•require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development, expenditures necessary for our growth strategy and other purposes;
•expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, notwithstanding our entrance into interest rate swap agreements with a total notional value of $800.0 million in 2023;
•result in a lowering or withdrawal of our credit ratings;
•limit our ability to adjust to, or withstand, changing economic, market and industry conditions and our ability to withstand competitive pressures, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy;
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
Our ability to make scheduled payments on or to refinance, or otherwise settle, our debt obligations depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
Further, our current indebtedness matures from 2026 to 2028. Specifically, our revolving credit facility matures on August 24, 2026. Our Senior Convertible PIK Notes mature on October 15, 2027, our term loan facility and our 5.5% Senior Secured Notes mature on September 1, 2028, and our 5.75% Notes mature on November 1, 2028.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness in order to meet our debt service and other obligations. Our ability to restructure, refinance or otherwise settle our debt, whether before or at maturity, will depend on the condition of the capital markets and our financial condition at such time. Any restructuring or refinancing of our debt, whether before or at maturity, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness.
Although our revolver is currently undrawn, we may draw on this revolver prior to maturity. If, at maturity, this revolver is partially or fully drawn, we may not be able to pay off all principal and accrued interest or refinance such principal and accrued interest on similar terms, or at all, at maturity. Or, if still undrawn or not fully drawn at maturity, we may not be able to enter into a new revolver for any unused portion of the revolver at maturity. As such, our financial flexibility and our ability to raise additional capital may be materially restrained.
The agreement that governs the senior secured credit facilities and the indenture that governs the 5.750% Notes restrict us, MPH and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service or other obligations then due. These alternative measures to generate cash flow and capital resources outlined above may not be successful and may not permit us to meet our scheduled debt service obligations.
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
•consummate any change in control, merger, consolidation or amalgamation, or liquidate, wind up or dissolve ourself or itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of our or such subsidiary's business units, assets or other properties; and
•engage in transactions with our affiliates.
In addition, under the senior secured credit facilities, in certain circumstances, MPH is required to satisfy specified financial ratios, including a first-lien secured debt leverage ratio. MPH's ability to meet those financial ratios can be affected by events beyond our control, and MPH may not be able to meet those ratios and tests.

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
The debt agreements governing our senior secured credit facilities, the 5.750% Notes and the 5.50% Senior Secured Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the new senior secured credit facilities and the 5.50% Senior Secured Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the new senior secured credit facilities, Term Loan B and Revolver B any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder. These actions by lenders could cause cross-acceleration under the indentures that govern the Senior Convertible PIK Notes and the indentures that govern the 5.750% Notes and the 5.50% Senior Secured Notes. A significant portion of our indebtedness then may become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.
Despite our current leverage, we and our subsidiaries may still be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, although our revolving credit facility is currently undrawn, we may draw on this facility in the future. Although certain of our subsidiaries are subject to restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. Further, these restrictions also will not prevent us or such subsidiaries from incurring obligations that do not constitute indebtedness. We may also seek to increase the borrowing availability under the senior secured credit facilities through incremental term loans or an increase to the revolving credit facility commitments under the senior secured credit facilities under certain circumstances.
A lowering or withdrawal of the ratings assigned to our debt instruments by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt instruments could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes in our performance under assorted financial metrics and other measures of financial strength, our business and financial risk, our industry or other factors determined by such rating agency, so warrant. There can be no assurances that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take that reduce our profitability, or that require us to incur additional indebtedness for items such as substantial acquisitions, significant increases in costs and capital spending in security and IT systems, significant costs related to settlements of litigation or regulatory requirements, or by returning excess cash to shareholders through dividends. Consequently, real or anticipated changes in our credit rating will generally affect the market value of our indebtedness. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of our indebtedness. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and may reduce our profitability.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly notwithstanding our use of interest rate swaps.
All of the borrowings under the senior secured credit facilities bear interest at variable rates. In 2023, we entered into three-year interest rate swaps that involve the exchange of floating for fixed rate interest payments with respect to $800.0 million of such borrowings in order to reduce interest rate volatility. However, we did not enter into interest rate swaps with respect to all borrowings under the senior secured credit facilities and there is no guarantee that we will maintain such interest rate swaps or renew such interest rate swaps when they expire. As a result, an increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. By way of example, taking into account the three-year interest rate swaps discussed above, a 0.25% increase in interest rates under the senior secured credit facilities (assuming the revolving credit facility was fully drawn) would increase our annual interest expense by approximately $2.4 million. Further, we have experienced rate increases in 2022 and

2023 due to the Federal Reserve increasing its reference rate by 5.25% between March 2022 and July 2023. Although it appears the Federal Reserve is at the end of its current rate tightening cycle, any future increases or decreases are uncertain.
In the future, we may take various actions in order to reduce our interest rate risk. For example, we may pay down or repurchase our borrowings, or we may enter into additional interest rate swaps to further reduce interest rate volatility. However, we may not maintain our current or any future interest rate swaps and, as the case is currently, not all of our variable rate indebtedness may be subject to such swaps. Further, our current or any future interest rate swaps may not fully mitigate our interest rate risk.
In addition, in 2023, we transitioned the referenced rate for our Term Loan B and Revolver B from LIBOR to Term SOFR due to the discontinuation of the publication of LIBOR. Although at this point we do not anticipate any material adverse impact from such transition, any future reference rate transitions could result in interest rates and/or payments that result in higher borrowing costs over time. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report for more information.
Risks Related to Our Common Stock
H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
H&F and the Sponsor collectively control approximately 35% of our voting equity. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, H&F and the Sponsor are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H&F and the Sponsor, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.
We have previously been, and may in the future be, subject to securities or other stockholder litigation, which is expensive and could divert management attention.
In the past, often following periods of volatility in the overall market and the market prices of particular companies' securities, securities class action lawsuits, state stockholder lawsuits or regulatory proceedings have often been instituted against publicly traded companies. Further, companies that have become publicly-traded as a result of a merger with a special purpose acquisition company, have often been subject to such securities class action lawsuits, state stockholder lawsuits or regulatory proceedings. We have been, and may in the future be, the target of these types of litigation or regulatory proceedings. For example, we were previously named as a defendant in two putative class action lawsuits relating to the Transactions that were consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch), which was fully and finally resolved in 2023 via a settlement pursuant to which we and our insurers paid $33.75 million in exchange for a broad release of all claims.
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
Provisions in our organizational documents, debt agreements and instruments and stockholders agreement could delay or prevent a change of control.
Certain provisions of our second amended and restated certificate of incorporation, amended and restated bylaws, Investor Rights Agreement and debt agreements and instruments may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock.
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
•that certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•an event of default or an acceleration of debt in the event of a change of control.

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
Any sale of our Class A common stock by a significant stockholder, or the perception that such sale may occur, could cause the market price of our securities to drop significantly, even if our business is doing well.
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
As of December 31, 2023, we had Private Placement Warrants exercisable for an aggregate of 19,068,698 shares of our Class A common stock and Unvested Founder Shares contingently issuable for an aggregate of 12,404,080 shares of our Class A common stock outstanding. We account for the Private Placement Warrants and Unvested Founder Shares as liabilities. At each reporting period (i) the accounting treatment of the Private Placement Warrants and Unvested Founder Shares will be re-evaluated for proper accounting treatment as a liability or equity and (ii) the fair value of the liability of the Private Placement Warrants and Unvested Founder Shares will be re-measured and the change in the fair value of the liability will be recorded as Change in fair value of Private Placement Warrants and Unvested Founder Shares in our consolidated statements of (loss) income and comprehensive (loss) income. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, risk-free rate and discount for lack of marketability. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the outstanding Private Placement Warrants, Unvested Founder Shares or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
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
•the general state of the securities markets; and
•other risk factors listed in this "Risk Factors" section.

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
Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity
MultiPlan’s business is dependent upon our ability to: (1) store, retrieve, process and manage information; (2) maintain and upgrade our data processing and information technology capabilities; and (3) deliver high-quality and uninterrupted access for our customers to our computer systems. Further, much of the data that we store, process and manage is highly sensitive, such as Personal Health Information ("PHI") and individually identifiable information for patients, customers, contractors, employees and other third parties. For these reasons, our cybersecurity program is critical to our business success. Moreover, we understand that we are entrusted with sensitive data and we take our responsibility to protect that data very seriously.
Detailed below is various components of our cybersecurity program, processes and practices.
Risk Management and Strategy
Our business faces many risks and one of the ways in which we identify, assess, manage and mitigate those risks is through our Enterprise Risk Management ("ERM") program, which is our overall risk management program. Through our ERM program, we oversee, control and drive improvement of MultiPlan's risk management capabilities in a constantly changing operating environment. Given the importance of cybersecurity to our business, cybersecurity risk has been identified as one of the key risk areas in our ERM program. We maintain a cybersecurity risk management program that informs and feeds into our ERM program. This means that cybersecurity risk identification, assessment, management, mitigation and monitoring is part of our overall risk management program. Oversight of the ERM program, including cybersecurity risk, rests with the Risk Committee of our Board (the "Risk Committee"), which receives periodic updates regarding the ERM program from management. However, because of the importance of cybersecurity to our business and the position of cybersecurity as a key risk area, cybersecurity matters are reported to the Risk Committee at least quarterly, with a more in-depth briefing to the Risk Committee as well as a briefing to the full Board occurring at least annually.
Risk Identification
We view the identification of cybersecurity risks as an ongoing and ever-evolving process. As an initial matter, we know we are subject to inherent risks as a result of our business. We discuss these risks above in the section entitled "Risk Factors — Risks Related to Information Technology Systems, Intellectual Property and Cybersecurity", but the two primary inherent cybersecurity risks we face are: (i) a large scale exfiltration or acquisition of the sensitive data and information we use; and (ii) a prolonged disruption to our information technology environment, impacting our ability to deliver value to our customers.
These inherent risks can become realized risks because of actions taken or caused by a variety of sources. Prevalent sources of risk are external, malicious threat actors, whether motivated financially, politically, or otherwise; MultiPlan personnel with or without malicious intent; third-party vendors or business partners or breaches impacting them; and natural disasters or other non-malicious events, such as fire, weather, power loss, telecommunications failures, and other catastrophic events.
Taking into account the inherent risks that face our business as well as the sources from which these inherent risks may become realized, we identify specific vulnerabilities by: (i) monitoring threat intelligence; (ii) evaluating and testing our cybersecurity posture; (iii) conducting audits, assessments of, and exercises with respect to, our cybersecurity practices; and (iv) conducting due diligence of third parties that touch our sensitive data or our information technology environment. We utilize our commercial relationships and third-party partners as necessary and prudent to assist in identifying vulnerabilities, such as private threat intelligence, third-party monitoring, and the facilitation of audits and assessments.

Risk Assessment
As a result of the risk identification process, newly identified risks, vulnerabilities or issues are assessed to determine prioritization and to recommend corrective actions. Risks are assessed based on their perceived likelihood and potential impact to determine prioritization and actions. Likelihood is estimated based on various factors such as internet exposure, exploitability, vulnerability severity, threat intelligence, and the strength of any mitigating controls. Impact is estimated based on various factors such as the assets that could be impacted (e.g., criticality, size, information sensitivity and volume, etc.), the potential resulting effects to the business (e.g., ability to operate, financial losses, etc.), as well as client needs, reputational implications, competitiveness, potential litigation, and regulatory fines.
Risk Management
Once risks are identified and assessed, a risk management plan is determined, based on recommendations from internal and external subject matter experts.
MultiPlan strives to implement a multi-layered set of security controls based on industry standard security controls frameworks and best practices to mitigate relevant cybersecurity risks. The controls include preventive, detective, and corrective controls and are employed via a combination of security personnel, security technologies and associated policies, standards, and processes. MultiPlan has implemented controls in alignment with SOC 1, SOC 2, and HITRUST frameworks, and measures cybersecurity maturity against the NIST Cybersecurity Framework (CSF).
MultiPlan tracks identified risks and control deficiencies in a risk register. Risks and control deficiencies are assigned to a risk owner and the owner makes risk treatment decisions, such as whether to mitigate or accept the risk. Risk owners are typically senior managers or leaders within the business who have been authorized to make risk decisions. Efforts are made to ensure that the risk owners understand the implications of the risk to help facilitate informed risk decision making. Risk decisions and the status of risk mitigation activities are reported on and reviewed at least quarterly by senior management and the Risk Committee of MultiPlan’s board of directors. For risks that will be mitigated, specific risk treatment actions or corrective action plans are identified and assigned to specific subject matter experts to implement based on the priority determined during the assessment process, where the highest risk issues and action plans are prioritized first.
Risks from Cybersecurity Threats
From time to time, including on limited occasions in the past, we have experienced cybersecurity incidents and have been notified by third party partners of cybersecurity incidents at such partners that affected MultiPlan. However, we have not experienced a cybersecurity threat or incident that has materially affected our business strategies, results of operations or financial condition.
Despite the efforts described above to identify, assess and mitigate cybersecurity vulnerabilities, we may not be able to prevent cybersecurity incidents resulting from the cyber threats we face, including incidents that may materially affect our business strategies, results of operations or financial condition.
We devote significant resources to cybersecurity, both in terms of financial expenditures and the time and effort of our employees. The devotion of these resources impacts our results and operations and financial condition. Further, cybersecurity considerations may impact our business strategies in the future. For example, as we continue to implement artificial intelligence and machine learning in our products and services, the cybersecurity risks that are associated with these technologies will be considered when we determine how and to what extent these technologies are utilized.
Governance
Board of Directors
Our Board of Directors is acutely aware of the importance of cybersecurity to the success of our business and that we have a responsibility to take prudent steps to protect the sensitive data that we maintain. To that end, in 2022, the Board formed the Risk Committee. Primary among the areas of oversight of the Risk Committee is cybersecurity, as evidenced by the fact that the Risk Committee receives a cybersecurity briefing from our Chief Information Security Officer (“CISO”) at each of its regularly scheduled quarterly meetings as well as a more detailed review of our cybersecurity posture annually. The CISO also provides an annual cybersecurity report to the full Board.
The Risk Committee is chaired by Richard A. Clarke, an internationally recognized cybersecurity and security risk management expert, with more than 30 years serving in the U.S. Government. His accomplishments include: first-ever White

House Counter-Terrorism Czar and Cyber Czar; elected to Cyber-Security Hall of Fame; former co-chair of Virginia’s Cybersecurity Commission; former member of the New York Cybersecurity Advisory Board; former member of the Presidential Review Group on Intelligence and Technology; and numerous publications on risk management and cybersecurity, including the New York Times bestsellers Cyber War and Warnings on Terrorism and National Security. Mr. Clarke manages Good Harbor Security Risk Management, a cyber consultancy for major corporations. The Risk Committee is also bolstered by one of its other members, Dr. C. Martin Harris. Given Dr. Harris’ leadership role at the Dell Medical School at the University of Texas at Austin and his former experience as a Chief Information Officer at The Cleveland Clinic Foundation Department of General Internal Medicine, he brings real-world cybersecurity experience in the healthcare context.
The frequent briefings by our CISO to the Risk Committee include, as topics of discussion, relevant threats and security incidents, high risk security issues identified and remediation plans, financial investment in cybersecurity, security ratings, overall program maturity against industry frameworks and recommended best practices, and regulatory updates. From time to time, there are other relevant topics that are reviewed as well, such as artificial intelligence as well as due diligence and integration of acquisitions.
Management
Senior management of MultiPlan believes it has established a culture where cybersecurity risk management is prioritized, the establishment and enforcement of information security strategies, policies, standards, and procedures is supported, and the individuals with responsibility for the same are empowered. Central in this culture is the role of CISO, who is responsible for overseeing, implementing, and operating MultiPlan’s cybersecurity risk management program, as well as assessing and managing the risks from cybersecurity threats. The CISO provides regular reports to senior management.
MultiPlan’s CISO, John Riding, has been with the Company since July 2021. He is a two time CISO, with nearly 20 years of experience in cybersecurity. Prior to joining MultiPlan, he was CISO at a technology company in the financial services industry. He has also worked in cybersecurity consulting prior to becoming a CISO and he has experience in cybersecurity strategy, risk management, security architecture, incident response, digital forensics, and compliance. A team of dedicated cybersecurity staff reports to the CISO and is responsible for information security governance, risk, compliance, architecture, engineering, and operations. Mr. Riding receives regular reports from his information security team regarding in place controls, improvement efforts, and ongoing events related to the prevention, mitigation, detection, and remediation of cybersecurity incidents. These reports also include the status of threat and vulnerability management efforts, security controls engineering, user awareness training, third-party risk management, security events, detections, investigations, as well as audit and compliance activities, among others.
Mr. Riding reports to our Chief Information Officer, Michael Kim. Mr. Kim has served as our CIO since late 2013 and has 20 years of experience leading large IT organizations including at major insurance companies such as The Hartford Financial Services Group, Inc. and Torus Insurance Holdings Limited (prior to its acquisition by Enstar Group Limited).
MultiPlan has also established a cybersecurity risk management committee, which meets quarterly. This committee is comprised of stakeholders and senior leaders across the organization, to review the risks and remediation efforts relevant to their areas.
Item 2. Properties
We lease all of our properties, which are located in 11 states. Our corporate headquarters are located in New York, New York. Our primary data center is hosted by a leading provider of co-location hosting services in Texas. Our redundant data center is hosted by a leading provider of co-location hosting services within a facility located in Illinois.
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
On February 28, 2023, the Delaware Court of Chancery held a settlement hearing relating to the Delaware Action and approved the settlement, with the court ruling becoming final 30 days thereafter. As a result, the Delaware Stockholder Litigation has been resolved.
During the year ended December 31, 2023, the Company paid the settlement of the Delaware Stockholder Litigation. The Company has also incurred legal expenses in connection with the Delaware Stockholder Litigation, which have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
On May 31, 2023, a putative class action complaint captioned Sarkar v. White, C.A. No. 2023-0576-NAC (Del. Ch.) was filed against our Board in the Court of Chancery of the State of Delaware. The complaint alleges violations of 8 Del. C. §213(a) in fixing record dates more than 60 days before the Company’s annual meetings on April 26, 2022 (“2022 Annual Meeting”) and April 26, 2023 (“2023 Annual Meeting”). The complaint alleged that, because these record dates violated 8 Del. C. §213(a), the actions taken at the 2022 and 2023 Annual Meetings were invalid. The complaint also asserted claims for breach of fiduciary duty.
On August 4, 2023, the Company held a meeting at which stockholders voted to ratify the election of the four Class II and the four Class III directors, as well as ratify the 2023 Employee Stock Purchase Plan. These actions mooted Plaintiff’s claims.
On August 14, 2023, the Court granted the plaintiff’s request to voluntarily dismiss this action without prejudice as to the named plaintiff only, and retained jurisdiction solely for the purpose of adjudicating an anticipated application for attorney’s fees and expenses incurred by plaintiff’s counsel. Without admitting any fault or wrongdoing, the Company agreed to pay $300,000 in attorneys’ fees and expenses to plaintiff’s counsel in connection with the mooted claims. On December 26, 2023, the Court entered an order closing the case, subject to the Company filing an affidavit with the Court confirming compliance with the Court’s order. In entering the order, the Court did not review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.
Item 4. Mine Safety Disclosures
N/A
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Ticker Symbols
Our Class A common stock are currently listed on NYSE under the symbol "MPLN". Our Public Warrants trade over the counter under the symbol "MPLNW".
Holders
As of February 22, 2024, there were 99 holders of record of our Class A common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and was set to expire on December 31, 2023. On November 8, 2023, the Company announced that its Board of Directors extended the Company’s $100 million program to repurchase shares of the Company’s common stock through December 31, 2024. As of December 31, 2023, the Company has repurchased $15.2 million in shares of its common stock under the Share Repurchase Program, leaving up to $84.8 million in authorized repurchases of its common stock through the remainder of the Share Repurchase Program, as extended. The Company expects to fund the remainder of the Share Repurchase Program using the Company’s cash on hand and cash from operations.
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

	October 9, 2020 ($)	December 31, 2021 ($)	December 31, 2022 ($)	December 31, 2023 ($)
MultiPlan Corporation	100.00	45.76	11.88	14.88
S&P 500 Index	100.00	139.52	114.25	144.29
S&P Composite 1500 Health Care Technology Index	100.00	137.40	117.13	85.22
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
Company Overview
MultiPlan is a market leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the Payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically Payors, including ASOs and third-party administrators ("TPAs"), who go to market with our services to those end customers. We offer these Payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan customers, by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
The Company, through its operating subsidiary, MultiPlan, Inc., offers its solutions nationally through a range of service lines, which include:
•Analytics-Based Services reduce medical cost through data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. Our Analytics-Based Services claim pricing services are generally priced based on a percentage of savings achieved. Also included in this category are services that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These services are generally priced at a bundled PEPM rate;
•Network-Based Services reduce medical cost by providing access to contracted discounts with healthcare providers with whom Payors do not have a contractual relationship, through our expansive network of over 1.4 million healthcare providers, which forms one of the largest independent preferred provider organizations in the United States. Our Network-Based Services Payors are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This service category also includes customized network development and management services for Payors seeking to expand their network footprint using outsourced services. These services are generally priced on a per provider contract or other project-based price;
•Payment and Revenue Integrity Services reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore premium dollars underpaid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved;
•Data and Decision Science Services reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that enable customers to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. We formed this new service category in 2023 and accelerated its development through the acquisition of BST. Data and Decisions Science Services are generally priced based on a subscription, licensing, or per-member-per month basis.
•Additionally, in 2023 the Company entered into a partnership agreement with ECHO Health, Inc. ("ECHO"), which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.

We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers.

Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
We group our claims charges into two categories that correspond to differing characteristics of identified savings performance:
•Commercial Health Plans. This category primarily represents our Network-Based Services and Analytics-Based Services claims. These claims are pre-payment in nature, generate savings through repricing, and are characterized by a higher percentage of potential medical cost savings as a percentage of medical charges processed. For the year ended December 31, 2023, this category represented approximately 89% of our revenues. Services included in this category are as follows:
◦Network-Based Services
▪Commercial health primary networks
▪Commercial health complementary networks
◦Analytics-Based Services (Analytics-Based Services are included in this category)
▪Reference-Based Pricing
▪Value-Driven Health Plan Services
▪Financial Negotiation
▪Surprise Billing Services
◦Payment and Revenue Integrity Services
▪Clinical Negotiations
•Payment & Revenue Integrity Services, Property & Casualty, and Other. This category includes claims that typically generate savings at a lower percentage of charge volumes or that are processed on a per-claim or flat fee basis (rather than a percentage of savings basis), as well as other network services. These claims are both pre-payment and post-payment in nature. For the year ended December 31, 2023, this category represented approximately 10% of our revenues. Services included in this category are as follows:
◦Payment and Revenue Integrity Services
▪Pre-Payment Clinical Reviews
▪Coordination of Benefits and Subrogation Services
▪Data Mining
▪Revenue Integrity Services
◦Network-Based Services
▪Property & Casualty Network Services (pre-payment)
▪Other network services
Our reporting methodology consists of the following:
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
The following table presents the medical charges processed and the potential savings identified for the periods presented. It does include any medical charges or potential medical cost savings for BST as BST is a fee-based subscription service and there are no potential medical cost savings to report relative to their revenues. For the year ended December 31, 2023, BST represented approximately 1% of revenues.

	Year Ended December 31,
(in billions)	2023	2022
Commercial Health Plans
Medical charges processed	$75.1	$74.2
Potential medical cost savings	$21.7	$21.2
Potential savings as % of charges	28.9%	28.6%

Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$93.6	$81.0
Potential medical cost savings	$1.3	$1.1
Potential savings as % of charges	1.3%	1.3%

Total
Medical charges processed	$168.6	$155.2
Potential medical cost savings	$22.9	$22.3
Potential savings as % of charges	13.6%	14.3%
Medical charges processed represent the aggregate dollar amount of claims processed by our cost management and payment and revenue integrity solutions in the period presented. The dollar amount of the claim for the purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our solutions.
Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management and payment and revenue integrity solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our customers, and our customers are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims.
Healthcare Industry Exposure
Our business avoids reimbursement and malpractice risk and exposure. We do not provide or manage healthcare services or provide medical care. This reduces our exposure to state and federal regulations that are imposed on insurers and medical services providers.
According to CMS, healthcare expenditures will grow from $4.7 trillion, or 17.6% of U.S. GDP in 2023, to represent 19.6% of GDP by 2031, representing a compound annual growth rate of 5.5%. There are a multitude of factors driving this expected growth, including recent regulations and ongoing secular trends, such as the aging population and other demographic factors, which are driving expanded healthcare coverage and increased utilization in the long-term. Additional growth in healthcare costs is driven by availability of new medical technologies, therapies, and modalities. As expenditures continue to rise, stakeholders and especially Payors, are becoming increasingly focused on solutions that reduce medical costs and improve payment accuracy.

Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network, (ii) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate. Approximately 90% of revenues for the year ended December 31, 2023 were based on a PSAV achieved rate.
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
Amortization of Intangible Assets
Amortization of intangible assets includes amortization of the value of our customer relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by H&F and its affiliates, as well as recent acquisitions of BST, HST and DHP by the Company.
Loss on Impairment of Goodwill and Intangible Assets
A loss on impairment is recorded in connection with the quantitative impairment testing of our goodwill and indefinite-lived intangibles and is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and their fair value is less than their carrying value.
Interest Expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs and discounts.
Interest Income
Interest income consists primarily of bank interest.
(Gain) Loss on Extinguishment of Debt
The Company recognizes a (gain) loss on extinguishment of debt for the difference between the net carrying amount of the extinguished debt immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.

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
The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net (loss) income	$(91,697)	$(572,912)	$102,080
Adjustments:
Interest expense	333,208	303,401	267,475
Interest income	(8,233)	(3,500)	(30)
Income tax provision (benefit)	(15,363)	12,169	33,373
Depreciation	77,323	68,756	64,885
Amortization of intangible assets	342,694	340,536	340,210
Non-income taxes	2,283	1,653	1,698
EBITDA	$640,215	$150,103	$809,691
Adjustments:
Other expenses, net (1)	4,323	4,477	8,295
Integration expenses	3,358	4,055	9,460
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(1,965)	(67,050)	(32,596)
Transaction-related expenses	8,064	34,693	9,647
Gain on investments	—	(289)	(25)
(Gain) loss on extinguishment of debt	(53,968)	(34,551)	15,843
Loss on impairment of goodwill and intangible assets	—	662,221	—
Stock-based compensation	18,018	15,083	18,010
Adjusted EBITDA	$618,045	$768,742	$838,325
(1)"Other expenses, net" represents miscellaneous non-recurring income, miscellaneous non-recurring expenses, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences in Adjusted EBITDA between MultiPlan Corporation and MPH for the years ended December 31, 2023 and December 31, 2022 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, stock-based compensation, gain on retirement of debt, and Adjusted EBITDA associated with our captive insurance company, in which revenues and expenses are eliminated in the consolidated financial reporting of MultiPlan Corporation.
For the years ended December 31, 2023 and December 31, 2022 interest expense for MultiPlan Corporation was higher than interest expense for MPH by $82.5 million and $81.9 million, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible Notes (issued on October 8, 2020), net of debt issue costs. In addition, in the year ended December 31, 2023, there was a $7.1 million gain on retirement of Senior Convertible Notes in MultiPlan Corporation related to the purchase and extinguishment of the Senior Convertible Notes.
For the years ended December 31, 2023 and December 31, 2022, the change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH.
For the years ended December 31, 2023 and December 31, 2022, MPH had higher EBITDA expenses than MultiPlan Corporation of $3.2 million and $2.9 million, respectively, due to Adjusted EBITDA associated with our captive insurance company which revenues and expenses are eliminated in the consolidated financial reporting of MultiPlan Corporation.
The following table presents a reconciliation of net (loss) income to Adjusted EPS for the periods presented:

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021

Net (loss) income	$(91,697)	$(572,912)	$102,080
Adjustments:
Amortization of intangible assets	342,694	340,536	340,210
Other expenses, net (1)	4,323	4,477	8,295
Integration expenses	3,358	4,055	9,460
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(1,965)	(67,050)	(32,596)
Transaction-related expenses	8,064	34,693	9,647
Gain on investments	—	(289)	(25)
(Gain) loss on extinguishment of debt	(53,968)	(34,551)	15,843
Loss on impairment of goodwill and intangible assets	—	662,221	—
Stock-based compensation	18,018	15,083	18,010
Estimated tax effect of adjustments	(79,781)	(91,295)	(98,671)
Adjusted net income	$149,046	$294,968	$372,253

Weighted average shares outstanding – Basic	645,134,657	638,925,689	651,006,567

Net (loss) income per share – basic	$(0.14)	$(0.90)	$0.16
Adjusted earnings per share	$0.23	$0.46	$0.57
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
BST Acquisition
On May 8, 2023, the Company acquired BST, a company offering a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that enable customers to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning.
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. In connection with the BST acquisition, the Company incurred transaction-related expenses of $6.9 million for the year ended December 31, 2023. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Debt Refinancings and Repricing
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of a Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio.
Prior to July 1, 2023, LIBOR was used to calculate the interest on Term Loan B and Revolver B.
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The interest rate in effect for Term Loan B was 9.90% and 8.98% as of December 31, 2023 and December 31, 2022, respectively. The blended rate for Term Loan B factoring in the effect of the interest rate swap agreements was 9.53% as of December 31, 2023.
Debt Repayments
In the year ended December 31, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes and $25.0 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million and $7.1 million, respectively. This gain on debt extinguishment represents the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
In the year ended December 31, 2022, the Company repurchased in the open market and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of debt of $34.6 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
Stock-Based Compensation
The Company has operated under the 2020 Omnibus Incentive Plan effective October 8, 2020. To date, awards granted under the 2020 Omnibus Incentive Plan have been in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs and Director RSUs. Stock-based compensation is measured at the grant date based on the fair value of the award.
For the year ended December 31, 2023, the Company has granted no Employee NQSOs, 29.8 million Employee RSUs, and 0.7 million Director RSUs under the 2020 Omnibus Incentive Plan. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense under the 2020 Omnibus Incentive Plan of $17.9 million and $15.1 million, respectively, in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
The Company also issues shares via the ESPP plan and the year-ended December 31, 2023 was the first year of the ESPP plan. The Company recorded stock-based compensation expenses under the ESPP plan of $0.1 million.

Results of Operations for the Years Ended December 31, 2023 and 2022
The following table provides the results of operations for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Revenues
Network-Based Services	$223,394	$245,280	$(21,886)	(8.9)%
Analytics-Based Services	625,754	713,715	(87,961)	(12.3)%
Payment and Revenue Integrity Services	112,376	120,721	(8,345)	(6.9)%
Total Revenues	$961,524	$1,079,716	$(118,192)	(10.9)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	235,468	204,098	31,370	15.4%
General and administrative expenses	144,057	166,837	(22,780)	(13.7)%
Depreciation expense	77,323	68,756	8,567	12.5%
Amortization of intangible assets	342,694	340,536	2,158	0.6%
Loss on impairment of goodwill and intangible assets	—	662,221	(662,221)	(100.0)%
Operating income (loss)	161,982	(362,732)	524,714	144.7%
Interest expense	333,208	303,401	29,807	9.8%
Interest income	(8,233)	(3,500)	(4,733)	135.2%
Gain on extinguishment of debt	(53,968)	(34,551)	(19,417)	56.2%
Gain on investments	—	(289)	289	100.0%
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(1,965)	(67,050)	65,085	97.1%
Net loss before taxes	(107,060)	(560,743)	453,683	80.9%
(Benefit) provision for income taxes	(15,363)	12,169	(27,532)	(226.2)%
Net loss	$(91,697)	$(572,912)	$481,215	84.0%
Revenues
Revenues decreased $118.2 million, or 10.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease in revenues was due to decreases in Network-Based Services revenues of $21.9 million, Analytics-Based Services revenues of $88.0 million, and Payment and Revenue Integrity Services of $8.3 million.
Network-Based Services revenues decreased $21.9 million, or 8.9%, in the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease in revenues was primarily related to lower identified potential medical cost savings on PSAV claims received from customers and contractual rate changes with customers contributing to decreases in Network-Based Services PSAV revenues of $24.8 million, partially offset by increases in PEPM and other network revenues of $2.9 million.
Analytics-Based Services revenues decreased $88.0 million, or 12.3%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease in revenues was primarily due to contractual rate changes with customers contributing to decreases in Analytics-Based Services PSAV revenues of $99.9 million, partially offset by increases in Analytics-Based Services PEPM and other revenues of $12.0 million including revenues of $9.5 million from the acquisition of BST.
Payment and Revenue Integrity Services revenues decreased $8.3 million, or 6.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily in our Clinical Negotiations pre-payment integrity line of business, contributing to decreases in PSAV revenues of $8.3 million.

Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Personnel expenses excluding stock-based compensation	$194,028	$169,703	$24,325	14.3%
Stock-based compensation	5,532	3,351	2,181	65.1%
Personnel expenses including stock-based compensation	199,560	173,054	26,506	15.3%
Access and bill review fees	19,327	16,580	2,747	16.6%
Other cost of services expenses	16,581	14,464	2,117	14.6%
Total costs of services	$235,468	$204,098	$31,370	15.4%
The increase in costs of services of $31.4 million, or 15.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increases in personnel expenses of $26.5 million from increases in employee headcount and year-over-year increases in compensation and related fringe benefits of $21.7 million, increases in personnel expenses from the acquisition of BST of $2.6 million, and stock-based compensation of $2.2 million.
The increase in access and bill review fees of $2.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, were primarily due to an increase in claims processing expenses as a result of increased volume primarily in our Analytics-Based Services Value Driven Health Plans product line, and increases in access and bill review fees due to the acquisition of BST of $0.4 million.
The increase in other costs of services for the year ended December 31, 2023, as compared to the year ended December 31, 2022, includes net expense increases in miscellaneous other expenses that are not individually material, including other costs of services due to the acquisition of BST of $0.3 million.
General and Administrative Expenses

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$123,507	$120,412	$3,095	2.6%
Stock-based compensation	12,486	11,732	754	6.4%
Transaction-related expenses	8,064	34,693	(26,629)	(76.8)%
General and administrative expenses	$144,057	$166,837	$(22,780)	(13.7)%
The decrease of $22.8 million, or 13.7%, in general administrative expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022 was primarily due to a decrease in transaction-related expenses of $26.6 million as explained below, a decrease in insurance of $3.0 million, and a net decrease in personnel expenses of $4.5 million due to higher capitalized development costs, and a net decrease in other general and administrative expenses of $5.5 million, offset by an increase in professional fees of $5.7 million, an increase in equipment lease and maintenance of $2.6 million, and other increases due to the acquisition of BST of $8.5 million that are not comparable to the prior year. The decrease in transaction costs were primarily related to the Delaware Stockholder Litigation settlement and related legal fees incurred in the year ended December 31, 2022, further described in Note 13 Commitments and Contingencies.
Depreciation Expense
The increase in depreciation expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to purchases of property and equipment, including internally generated capitalized software in the years ended December 31, 2023 and 2022, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in the amortization of intangible assets for the year ended December 31, 2023, as compared to the year ended December 31, 2022 was primarily due to the acquisitions of BST. This expense represents the amortization of intangible assets, as explained above and in the Notes to Consolidated Financial Statements.

Interest Expense
The increase in interest expense of $29.8 million, or 9.8% for the year ended December 31, 2023, as compared to the year ended December 31, 2022 was primarily due to the increase in the interest rate on our Term Loan B, offset by reductions in interest expense due to the swap rate agreements reducing interest by $2.2 million for the year ended December 31, 2023, and to the repurchase and cancellation of some of our 5.75% Notes and Senior Convertible PIK Notes. Our annualized weighted average cash interest rate increased by 0.16% across our total debt in the year ended December 31, 2023, as compared to the year ended December 31, 2022.
As of December 31, 2023, our long-term debt was $4,532.7 million and included (i) $1,281.9 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $9.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $979.8 million of 5.750% Notes, and (iv) $1,275.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $18.8 million, net of (v) debt issue costs of $25.9 million. As of December 31, 2023, our total debt had an annualized weighted average cash interest rate of 6.83%.
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
Interest Income
The increase in interest income of $4.7 million, or 135.2% for the year ended December 31, 2023, as compared to the year ended December 31, 2022 was primarily due to higher interest earned on interest bearing bank accounts.
Gain on extinguishment of debt
In the year ended December 31, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes and $25.0 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million and $7.1 million, respectively. This gain on debt extinguishment represents the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
In the year ended December 31, 2022, the Company repurchased in the open market and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on extinguishment of debt of $34.6 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company measures at each reporting period the fair values of the Private Placement Warrants and Unvested Founder Shares. For the year ended December 31, 2023, the fair values of the Private Placement Warrants and the Unvested Founder Shares decreased by $1.2 million and $0.8 million, respectively. The decrease was primarily due to the passage of time over that period.
Provision (Benefit) for Income Taxes
Net loss before income taxes for the year ended December 31, 2023 of $107.1 million generated a benefit for income taxes of $15.4 million with an effective tax rate of 14.3%. Net loss before income taxes for the year ended December 31, 2022 of $560.7 million generated a provision for income taxes of $12.2 million with an effective tax rate of (2.2)%.
Our effective tax rate for the year ended December 31, 2023 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, non-deductible transaction costs, changes in the Company's deferred state tax rate due to the BST acquisition and client operations, tax credits, operations and state tax expense.
Our effective tax rate for the year ended December 31, 2022 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, non-deductible intangible impairment charge, limitations on executive compensation, changes in the Company's deferred state tax rate due to previous acquisitions, tax credits, operations, and state tax expense.

Results of Operations for the Years Ended December 31, 2022 and December 31, 2021
For a discussion comparing our consolidated operating results from the year ended December 31, 2022 with the year ended December 31, 2021, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Years Ended December 31, 2022 and December 31, 2021" in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Commission on March 1, 2023.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $81.5 million, which includes restricted cash of $9.9 million, and $442.1 million of loan availability under the revolving credit facility. On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. As of December 31, 2023, we have four letters of credit totaling $7.9 million of utilization against the revolving credit facility. Three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of December 31, 2023 and 2022. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million as of December 31, 2023 and zero as of December 31, 2022.
On August 27, 2021, the Company's Board approved a share repurchase program authorizing the Company to repurchase up to $250.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expired on December 31, 2022. As of December 31, 2022, the Company repurchased approximately $100.0 million of its Class A common stock as part of this program using cash on hand.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and set to expire on December 31, 2023. On November 8, 2023, the Company announced that its Board of Directors extended the Company’s repurchase program through December 31, 2024. As of December 31, 2023, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $15.2 million, including commissions.
On May 8, 2023, we paid cash consideration in an aggregate amount of $140.9 million as of December 31, 2023, for the acquisition of BST. We funded this cash consideration with cash on hand.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our working capital, and capital expenditure and other cash requirements for the next twelve months and for the long term. We may from time to time at our sole discretion purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital, and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$171,720	$372,364
Investing activities	$(249,792)	$(104,446)
Financing activities	$(180,993)	$(115,738)

For the year ended December 31, 2023 as compared to the year ended December 31, 2022
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $200.6 million, or 53.9%, primarily due to lower earnings once adjusted for non-cash items, and unfavorable changes in working capital. Changes in our working capital requirements reflect the settlement of the Delaware Stockholder Litigation, the increase in other assets related to our Surprise Billing Services, partially offset by an increase in our accounts payable due to working capital management activities.
Cash Flows from Investing Activities
Net cash used in investing activities increased $145.3 million, or 139.2% as compared to the prior-year period, primarily due to the $140.9 million BST acquisition and higher investments in property and equipment of $19.1 million, the vast majority of which relates to the development of our IT platform.
Cash Flows from Financing Activities
Net cash used in financing activities increased $65.3 million, or 56.4% as compared to the prior-year period, primarily due to higher repurchases of debt instruments by $52.5 million and purchases of treasury stock for $15.2 million.
For the year ended December 31, 2022 as compared to the year ended December 31, 2021
For a discussion comparing our cash flows from operating activities, investing activities, and financing activities from the year ended December 31, 2022 with the year ended December 31, 2021, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow Summary – For the year ended December 31, 2022 as compared to the year ended December 31, 2021" in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Commission on March 1, 2023.
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
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.90% as of December 31, 2023.
Prior to July 1, 2023, LIBOR was used to calculate the interest on Term Loan B and Revolver B.
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The blended rate for Term Loan B factoring in the effect of the interest rate swap agreements was 9.53% as of December 31, 2023.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at December 31, 2023 and December 31, 2022. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the agreement.

Senior Notes
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027.
The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments. The interest rate on the Senior Convertible PIK Notes is fixed at 6% in cash and 7% in kind and is payable semi-annually on April 15 and October 15 of each year.
On October 29, 2020, the Company issued $1,300.0 million in aggregate principal amount of the 5.750% Notes. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750% and is payable semi-annually on May 1 and November 1 of each year.
On August 24, 2021 MPH issued $1,050.0 million in aggregate principal amount of 5.50% Senior Secured Notes with a maturation date of September 1, 2028. The interest rate on the 5.50% Senior Secured Notes is fixed at 5.50% and is payable semi-annually on March 1 and September 1 of each year. The 5.50% Senior Secured Notes are guaranteed and secured as described below under "—Guarantees and Security."
During the year ended December 31, 2022, the Company repurchased and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $34.6 million in the year ended December 31, 2022.
During the year ended December 31, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million, and $25.0 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $7.1 million.
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
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of its business units, assets or other properties; and
•engage in transactions with our affiliates.
The Term Loan B, Revolver B, 5.50% Senior Secured Notes, and 5.750% Notes have Speculative Grade ratings. The Senior Convertible PIK Notes are unrated. Certain covenants related to the 5.50% Senior Secured Notes will cease to apply to the 5.50% Senior Secured Notes if such notes have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings.
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 3.70 times and 2.64 times as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022 we were in compliance with all of the debt covenants.
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
See Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.

Goodwill
Goodwill is calculated as the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $3,829.0 million and $3,705.2 million as of December 31, 2023 and 2022, respectively. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so.
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
We performed a quantitative impairment test of goodwill and indefinite-lived intangible assets as of November 1, 2023 and determined that no impairment existed as of November 1, 2023. The Company's management is not aware of any triggering events subsequent to the impairment review, and management concludes no impairment exists as of December 31, 2023.
We performed a quantitative impairment test of goodwill and indefinite-lived intangible assets as of November 1, 2022. The estimated fair values of our goodwill and indefinite-lived assets were less than their carrying values and as a result impairment charges of $657.9 million for our goodwill and $4.3 million for our indefinite-lived intangibles were recorded during the year ended December 31, 2022. The loss on impairment of goodwill and intangible assets was primarily due to the impacts of macroeconomic factors. Our discounted cash flow analysis and the relief from royalty analysis utilized a higher discount rate for the 2022 impairment test, primarily due to central banks raising interest rates in 2022.
In the quantitative impairment test of our indefinite-lived intangibles, which consist of trademarks, we calculate the estimated fair value using the relief from royalty method. Under this method a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value.
The estimated fair value of our indefinite-lived intangibles was greater than their carrying value and as a result no impairment was recorded during the year ended December 31, 2023.
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
Qualitative impairment assessments were performed for the year ended December 31, 2021.
Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting unit include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting unit could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. The fair value of our reporting unit exceeded its carrying value by less than 5%. If the future financial performance falls below our expectations or there are unfavorable revisions to significant assumptions, or if our market capitalization significantly declines, we may need to record an additional non-cash loss on impairment of goodwill and intangible assets charge in a future period.
Stock-Based Compensation
The fair value of the awards under the 2020 Omnibus Incentive Plan is measured on the grant date. We determine the fair value of the Employee RS, Employee RSUs and Director RSUs with time-based vesting using the value on our common stock on the date of the grant. We determine the fair value of Employee NQSOs with an exercise price equal to the price of the Company's Class A common stock on the grant date ("at-the-money") using a Black-Scholes option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and the expected term obtained using the simplified method of averaging the vesting term and the original contractual term of the options. The fair value of Employee NQSOs with an exercise price higher than the Company's Class A common stock on the grant date is estimated on the date of grant using a binomial-lattice option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and a sub optimal exercise factor calibrated to the valuation obtained from the Black-Scholes options model used for a hypothetical at-the-money option with the same vesting schedules. We determine the fair value of the Fixed Value RSUs using the fixed dollar amount of the award. The Fixed Value RSUs are classified as liabilities.
We amortize the value of these awards to expense over the vesting period on a straight-line basis for employees, and in the same period(s) and in the same manner as if the Company had paid cash in exchange for the goods or services instead of a share-based award for non-employees. The Company recognizes forfeitures as they occur.
We sponsor our 2023 Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to contribute a portion of their base earnings toward the quarterly purchase of our common stock. The purchase price is 85% of the fair market value of the stock on the last business day of the offering period and considered compensatory for financial reporting purposes. Any cash withheld from employees over the course of the purchase period is recorded as a liability, until such time that the cash is either returned to the employee (either at their election or upon their termination of employment prior to the end of the purchase period, if allowed or required by the terms of the ESPP) or used to purchase shares at the end of the purchase period. The Company recognizes forfeitures as they occur.
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
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) the risk-free rate, (ii) volatility, and (iii) the discount for lack of marketability. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change in fair value of Private Placement Warrants and Unvested Founder Shares and expenses. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the implied volatility of our publicly traded financial instruments and the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on the 5-year U.S. Treasury constant maturity yields. The discount for lack of marketability for privately held securities is based on the average rate protective put method that estimates the discount based on the average price over the restriction period rather than based on the final price.
The following table shows the significant assumptions in the development of the fair value of the Private Placement Warrants and the Unvested Founder Shares:

	Year Ended December 31,
Significant Unobservable Inputs	2023	2022
Stock price	$1.44	$1.15
Strike price	$11.50	$11.50
Remaining life (in years)	1.75	2.75
Volatility	64.1%	72.7%
Risk-free interest rate	4.4%	4.3%
Expected dividend yield	—%	—%
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
Customer Concentration
Three customers individually accounted for 25%, 22% and 8% of revenues for the year ended December 31, 2023, three customers individually accounted for 32%, 20% and 10% of revenues for the year ended December 31, 2022 and three customers individually accounted for 34%, 19% and 10% for the year ended December 31, 2021. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
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
Interest Rate Risks. We are exposed to changes in interest rates. Borrowings under our senior secured credit facilities are variable rate debt. Interest rate changes generally impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. A 100-basis point increase (decrease) in the variable interest rates under Term Loan B (excluding $800 million subject to interest rate swap agreements) would result in a $5.0 million increase (decrease) in interest expense, per annum on our borrowings.
We manage our exposure to fluctuations in interest rates with respect to our senior secured credit facilities by entering into interest rate swap agreements. During the year ended December 31, 2023, we entered into three interest rate swap agreements to mitigate interest rate risk, although to some extent they exposed us to market risks and credit risks.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MultiPlan Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MultiPlan Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of (loss) income and comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
PSAV Revenue - Variable Consideration
As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the compensation received from payors in exchange for various cost management services and solutions. Compensation from payors includes commissions received for each claim based on the percentage of savings (PSAV) achieved compared to the providers’ billed fee-for service rates. Revenue under a PSAV arrangement is entirely variable and variable consideration is estimated using the expected value method based on the Company’s historical experience and management’s best judgment at the time. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. For the year ended December 31, 2023, revenue from PSAV arrangements was $862.6 million.
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
Goodwill Impairment Assessment as of November 1, 2023
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,829.0 million as of December 31, 2023. Management tests goodwill for impairment at least annually on November 1, or more frequently if there are events or circumstances indicating the carrying value of the reporting unit may exceed its fair value on a more likely than not basis. Management estimated the fair value of the Company’s reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment as of November 1, 2023 is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, terminal growth rate, forecasted expenses and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 29, 2024

We have served as the Company’s auditor since 2009.

MULTIPLAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$71,547	$334,046
Restricted cash	9,947	6,513
Trade accounts receivable, net	76,558	78,907
Prepaid expenses	23,432	22,244
Prepaid taxes	1,364	1,351
Other current assets, net	10,745	3,676
Total current assets	193,593	446,737
Property and equipment, net	267,429	232,835
Operating lease right-of-use assets	19,680	24,237
Goodwill	3,829,002	3,705,199
Other intangibles, net	2,633,207	2,940,201
Other assets, net	21,776	21,895
Total assets	$6,964,687	$7,371,104
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,590	$13,295
Accrued interest	56,827	57,982
Operating lease obligation, short-term	4,792	6,363
Current portion of long-term debt	13,250	13,250
Accrued compensation	44,720	34,568
Accrued legal contingencies	12,123	33,923
Other accrued expenses	15,437	16,463
Total current liabilities	166,739	175,844
Long-term debt	4,532,733	4,741,856
Operating lease obligation, long-term	17,124	20,894
Private Placement Warrants and Unvested Founder Shares	477	2,442
Deferred income taxes	521,707	639,498
Other liabilities	16,783	28
Total liabilities	5,255,563	5,580,562
Commitments and contingencies (Note 13)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 667,808,296 and 666,290,344 issued; 648,319,379 and 639,172,938 shares outstanding	67	67
Additional paid-in capital	2,348,505	2,330,444
Accumulated other comprehensive loss	(11,778)	—
Retained deficit	(499,307)	(347,800)
Treasury stock — 19,488,917 and 27,117,406 shares	(128,363)	(192,169)
Total shareholders’ equity	1,709,124	1,790,542
Total liabilities and shareholders’ equity	$6,964,687	$7,371,104
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues	$961,524	$1,079,716	$1,117,602
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	235,468	204,098	175,292
General and administrative expenses	144,057	166,837	151,095
Depreciation	77,323	68,756	64,885
Amortization of intangible assets	342,694	340,536	340,210
Loss on impairment of goodwill and intangible assets	—	662,221	—
Total expenses	799,542	1,442,448	731,482
Operating income (loss)	161,982	(362,732)	386,120
Interest expense	333,208	303,401	267,475
Interest income	(8,233)	(3,500)	(30)
(Gain) loss on extinguishment of debt	(53,968)	(34,551)	15,843
Gain on investments	—	(289)	(25)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(1,965)	(67,050)	(32,596)
Net (loss) income before taxes	(107,060)	(560,743)	135,453
(Benefit) provision for income taxes	(15,363)	12,169	33,373
Net (loss) income	$(91,697)	$(572,912)	$102,080

Weighted average shares outstanding – Basic	645,134,657	638,925,689	651,006,567
Weighted average shares outstanding – Diluted	645,134,657	638,925,689	651,525,791

Net (loss) income per share – Basic	$(0.14)	$(0.90)	$0.16
Net (loss) income per share – Diluted	$(0.14)	$(0.90)	$0.16

Net (loss) income	$(91,697)	$(572,912)	$102,080
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(11,778)	—	$—
Comprehensive (loss) income	$(103,475)	$(572,912)	$102,080
The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2020	664,183,318	$66	$2,530,410	$—	$116,999	(9,107,963)	$(89,610)	$2,557,865

Effect of ASU 2020-06	—	—	(233,874)	—	6,033	—	—	(227,841)
2020 Omnibus Incentive Plan (Note 15)	1,272,862	1	16,354	—	—	—	—	16,355
Tax withholding related to vesting of equity awards	—	—	(1,230)	—	—	(345,733)	(2,559)	(3,789)
Repurchase of common stock	—	—	—	—	—	(17,663,710)	(100,000)	(100,000)
Net income	—	—	—	—	102,080	—	—	102,080
Balance as of December 31, 2021	665,456,180	$67	$2,311,660	$—	$225,112	(27,117,406)	$(192,169)	$2,344,670

2020 Omnibus Incentive Plan (Note 15)	834,164	—	16,739	—	—	—	—	16,739
Tax withholding related to vesting of equity awards	—	—	(2,463)	—	—	—	—	(2,463)
Reclassification of Private Placement Warrants (Note 10)	—	—	4,508	—	—	—	—	4,508
Net loss	—	—	—	—	(572,912)	—	—	(572,912)
Balance as of December 31, 2022	666,290,344	$67	$2,330,444	$—	$(347,800)	(27,117,406)	$(192,169)	$1,790,542

2020 Omnibus Incentive Plan (Note 15)	1,101,831	—	18,018	—	—	—	—	18,018
Tax withholding related to vesting of equity awards	—	—	(465)	—	—	—	—	(465)
Stock consideration paid for BST acquisition	—	—	—	—	(59,810)	21,588,652	79,024	19,214
Losses arising during the period on Interest rate swaps	—	—	—	(14,006)	—	—	—	(14,006)
Reclassification adjustments for gains included in net income (interest expense)	—	—	—	2,228	—	—	—	2,228
Issuance of common stock in connection with employee stock purchase plan	416,121	—	508	—	—	—	—	508
Repurchase of common stock	—	—	—	—	—	(13,960,163)	(15,218)	(15,218)
Net loss	—	—	—	—	(91,697)	—	—	(91,697)
Balance as of December 31, 2023	667,808,296	$67	$2,348,505	$(11,778)	$(499,307)	(19,488,917)	$(128,363)	$1,709,124

The accompanying notes are an integral part of these consolidated financial statements

MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(91,697)	$(572,912)	$102,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	77,323	68,756	64,885
Amortization of intangible assets	342,694	340,536	340,210
Amortization of the right-of-use asset	5,769	6,367	6,963
Loss on impairment of goodwill and intangible assets	—	662,221	—
Stock-based compensation	18,018	16,739	18,010
Deferred income taxes	(114,060)	(114,378)	(81,929)
Amortization of debt issuance costs and discounts	10,663	10,539	12,259
(Gain) loss on extinguishment of debt	(53,968)	(34,551)	15,843
Gain on equity investments	—	(289)	—
Loss on disposal of property and equipment	851	1,051	2,991
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(1,965)	(67,050)	(32,596)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	4,402	20,998	(33,826)
Prepaid expenses and other assets	(6,615)	2,795	(6,952)
Prepaid taxes	(13)	3,713	(5,064)
Operating lease obligation	(6,601)	(6,520)	(5,900)
Accounts payable and accrued expenses and other	(13,081)	34,349	7,713
Net cash provided by operating activities	171,720	372,364	404,687
Investing activities:
Purchases of property and equipment	(108,852)	(89,735)	(84,590)
Proceeds from sale of investment	—	289	5,641
Purchase of equity investments	—	(15,000)	—
BST Acquisition, net of cash acquired	(140,940)	—	—
HST Acquisition, net of cash acquired	—	—	246
DHP Acquisition, net of cash acquired	—	—	(149,676)
Net cash used in investing activities	(249,792)	(104,446)	(228,379)
Financing activities:
Repayments of Term Loan G	—	—	(2,341,000)
Repayments of Term Loan B	(13,250)	(13,250)	(3,313)
Repurchase of 5.750% Notes	(134,975)	(99,999)	—
Repurchase of Senior Convertible PIK Notes	(17,563)	—	—
Issuance of Term Loan B	—	—	1,298,930
Issuance of 5.50% Senior Secured Notes	—	—	1,034,520
Taxes paid on settlement of vested share awards	(465)	(2,463)	(3,789)

MULTIPLAN CORPORATION
Consolidated Statements of Cash Flows Continued
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Purchase of treasury stock	(15,218)	—	(100,000)
Borrowings on finance leases, net	(30)	(26)	(32)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	508	—	—
Net cash used in financing activities	(180,993)	(115,738)	(114,684)
Net increase (decrease) in cash, cash equivalents and restricted cash	(259,065)	152,180	61,624
Cash, cash equivalents and restricted cash at beginning of period	340,559	188,379	126,755
Cash, cash equivalents and restricted cash at end of period	$81,494	$340,559	$188,379

Cash and cash equivalents	$71,547	$334,046	$185,328
Restricted cash	9,947	6,513	3,051
Cash, cash equivalents and restricted cash at end of period	$81,494	$340,559	$188,379

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$8,649	$4,784	$5,930
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,304	$3,631	$6,880
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(323,396)	$(289,766)	$(231,049)
Income taxes, net of refunds	$(100,083)	$(124,082)	$(131,517)
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
On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and MultiPlan Parent. On October 8, 2020, the Merger Agreement was consummated and the Transactions were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and The New York Stock Exchange ticker symbol for its Class A common stock to "MPLN". The Company's warrants traded on The New York Stock Exchange until January 22, 2024 but now trade over the counter under the symbol "MPLNW".
Throughout the Notes to Consolidated Financial Statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to Polaris and its subsidiaries prior to the consummation of the Transactions, and MultiPlan and its subsidiaries after the Transactions.
Business
We are a market leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity data and decision science, business-to-business healthcare payments and other services to the Payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically Payors, including ASOs and third party administrators ("TPAs"), who go to market with our services to those end customers. We offer these Payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan customers, by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
The Company, through its operating subsidiary, MultiPlan, Inc., offers its solutions nationally through a range of service lines, which include:
•Analytics-Based Services reduce medical cost through data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. Our Analytics-Based Services claim pricing services are generally priced based on a percentage of savings achieved. Also included in this category are services that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These services are generally priced at a bundled PEPM rate;
•Network-Based Services reduce medical cost by providing access to contracted discounts with healthcare providers with whom Payors do not have a contractual relationship, through our expansive network of over 1.4 million healthcare providers, which forms one of the largest independent preferred provider organizations in the United States. Our Network-Based Services Payors are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This service category also includes customized network development and management services for Payors seeking to expand their network footprint using outsourced services. These services are generally priced on a per provider contract or other project-based price;
•Payment and Revenue Integrity Services reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
restore premium dollars underpaid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved;
•Data and Decision Science Services reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that enable customers to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. We formed this new service category in 2023 and accelerated its development through the acquisition of BST. Data and Decisions Science Services are generally priced based on a subscription, licensing, or per-member-per month basis.
•Additionally, in 2023 the Company entered into a partnership agreement with ECHO Health, Inc. ("ECHO"), which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.
We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned.
The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. Intercompany accounts and transactions have been eliminated in consolidation.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of these investments approximates fair value due to the short maturity of those investments. The Company had deposits in three major financial institutions that exceeded Federal Deposit Insurance Corporation insurance limits. Management believes the credit risk related to these deposits is minimal.
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
Accounts Receivable
Accounts receivable are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the CECL model.
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
The following table details the changes in the allowance for doubtful accounts:

(in thousands)	2023	2022	2021
Allowance as of January 1,	$415	$415	$466
Provision for doubtful accounts	33	—	—
Write-offs of uncollectible receivables	—	—	(51)
Allowance as of December 31,	$448	$415	$415
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Right-of-use ("ROU") assets represent the Company's right to control the use of the underlying assets for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the Company's portfolio of leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term beginning at the lease commencement date. The lease term is the non-cancelable period of the lease, and includes any renewal and termination options we are reasonably certain to exercise. The reasonably certain threshold is evaluated at lease commencement and is typically met if substantial economic incentives or termination penalties are identified. The operating lease ROU assets are adjusted for lease incentives, any lease payments made prior to the commencement date and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The lease expense for our operating leases is recognized on a straight-line basis over the lease term and is included in cost of services or general and administrative expenses in our consolidated statements of (loss) income and comprehensive (loss) income.
Finance leases are included in property and equipment, net and in long-term debt on our consolidated balance sheets. Our finance leases are not material to the financial statements as a whole.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense is recognized for these short-term leases on a straight-line basis over the lease term.
See Note 6 Leases for additional information on leases.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Cloud Computing Arrangements - Implementation Costs
Implementation costs incurred in cloud computing arrangements that are service contracts are capitalized and amortized over future periods. These costs are recorded at cost less accumulated amortization and are included in other assets on the consolidated balance sheets.
We recognize amortization expense for these capitalized implementation costs on a straight-line basis over the term of the hosting arrangements related to the cloud computing service contracts when ready for the intended use, and we include it in other general and administrative expenses within our consolidated statements of (loss) income and comprehensive (loss) income.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
We performed a quantitative impairment test of goodwill and indefinite-lived intangible assets as of November 1, 2023 and determined that no impairment existed as of November 1, 2023. The Company's management is not aware of any triggering events subsequent to the impairment review, and management concludes no impairment exists as of December 31, 2023.
We performed a quantitative impairment test of goodwill and indefinite-lived intangible assets as of November 1, 2022. The estimated fair values of our goodwill and indefinite-lived assets were less than their carrying values and as a result impairment charges of $657.9 million for our goodwill and $4.3 million for our indefinite-lived intangibles were recorded during the year ended December 31, 2022. The loss on impairment of goodwill and intangible assets was primarily due to the impacts of macroeconomic factors. Our discounted cash flow analysis and the relief from royalty analysis utilized a higher discount rate for the 2022 impairment test, primarily due to central banks raising interest rates in 2022.
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
Following is a summary of the range of estimated useful life of other intangible assets:

Asset Classification	Range of Estimated Useful Life
Customer relationships	10 to 20 years
Provider Network	15 years
Technology	5 to 7 years
Trade Names	1 year to indefinite
Non-compete agreements	5 years
See Note 7 Goodwill and Other Intangible Assets for additional information.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues
Network Services	$223,394	$245,280	$278,457
PSAV	158,989	183,742	215,449
PEPM	56,809	55,001	55,684
Other	7,596	6,537	7,324
Analytic-Based Services	625,754	713,715	709,272
PSAV	591,605	691,524	692,880
PEPM	29,396	22,191	16,392
Other	4,753	—	—
Payment Integrity Services	112,376	120,721	129,873
PSAV	111,962	120,259	129,477
PEPM	414	462	396
Total Revenues	$961,524	$1,079,716	$1,117,602

Percent of PSAV revenues	89.7%	92.2%	92.9%
Percent of PEPM revenues	9.0%	7.2%	6.5%
Percent of other revenues	1.3%	0.6%	0.7%
Costs of Services
Costs of services consist of all costs specifically associated with claims processing activities for customers, sales and marketing and the development and maintenance of the Company's networks and analytics-based solutions.
Insurance
The Company employs various risk transfer methodologies in dealing with the various insurance policies it purchases, including, for certain risks, a wholly-owned captive insurance subsidiary. These methodologies include the use of large deductible programs and self-insured retentions with stop loss limits. Errors and omissions liability, directors and officers liability, fiduciary liability, cybersecurity, employment practices liability and crime insurance are all claims made coverages and utilize self-insured retentions subject to an annual aggregate limit. These self-insured retentions range from $100 to $10,000,000 per claim. The Company retains the services of an insurance broker to assess current risk and exposure levels as a standalone entity. The appropriate types and levels of coverage were determined by the Company, and the Company had active policies providing the desired level of coverage deemed necessary by the Company.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Stock-Based Compensation
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of Employee RS, Employee RSUs, Fixed Value RSUs, Employee NQSOs (together "employee awards"), and Director RSUs. The Company also issues shares via the 2023 Employee Stock Purchase Plan (the "ESPP").
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
The ESPP allows eligible employees to contribute a portion of their base earnings toward the quarterly purchase of our common stock. The purchase price is 85% of the fair market value of the stock on the last business day of the offering period and considered compensatory for financial reporting purposes. Any cash withheld from employees over the course of the purchase period is recorded as a liability, until such time that the cash is either returned to the employee (either at their election or upon their termination of employment prior to the end of the purchase period, if allowed or required by the terms of the ESPP) or used to purchase shares at the end of the purchase period. The Company recognizes forfeitures as they occur.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Customer Concentration
Three customers individually accounted for 25%, 22% and 8% of revenues for the year ended December 31, 2023, three customers individually accounted for 32%, 20% and 10% of revenues for the year ended December 31, 2022 and three customers individually accounted for 34%, 19% and 10% for the year ended December 31, 2021. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations.
Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash and accounts receivable, approximate their fair values due to their short maturities.
The fair value of long-term debt was obtained using quoted prices in active markets. As such, this is considered a Level 1 fair value measurement. The fair value of the Private Placement Warrants and Unvested Founder Shares described in Note 10 Private Placement Warrants and Unvested Founder Shares is based on the price of the Company's Class A common stock while taking in consideration restrictions and vesting conditions, as applicable. The fair value of interest rate swaps is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates.
See Note 11 Fair Value Measurements for additional details.
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
The Company elected to apply the hedge accounting rules in accordance with authoritative guidance for the contracts entered into during the twelve months ended December 31, 2023. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within stockholders’ equity and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects "Earnings".
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
New Accounting Pronouncements Recently Adopted
ASU 2020-04, 2021-01 and 2022-06, Reference Rate Reform (Topic 848) and Reference Rate Reform (Topic 848): Scope. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, which defers the effective date from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has senior secured credit facilities for which the interest rates were originally indexed on the LIBOR. The Company transitioned from LIBOR to the Secured Overnight Financing Rate ("Term SOFR") and elected the optional expedients under the standard effective as of July 1, 2023. This adoption did not have any impact on our consolidated financial statements.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
4.    Business Combinations
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
The following table summarizes the consideration transferred to acquire BST and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2023

Total consideration transferred in cash	$160,827

Cash and cash equivalents	673
Trade accounts receivable, net	2,053
Prepaid expenses	204
Property and equipment, net	57
Operating lease right-of-use assets	1,129
Other assets, net	46
Other intangibles, net(1)	35,700
Accounts payable	(717)
Other accrued expenses	(938)
Operating lease obligation, short-term	(150)
Operating lease obligation, long-term	(1,033)
Total identifiable net assets	37,024

Goodwill	$123,803
(1)Includes client relationships of $19.2 million with a remaining useful life of 20 years, technology of $15.5 million with a remaining useful life of 7 years, and non-compete agreements of $1.0 million with a remaining useful life of 5 years. The weighted average remaining useful life of the acquired intangibles subject to amortization is 14 years.
The purchase price was adjusted by $0.4 million to reflect adjustments for working capital and indebtedness and will remain subject to adjustment as valuation analyses, primarily related to property and equipment and intangible assets, are finalized.
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition.
In connection with the BST acquisition, the Company incurred transaction costs that have been expensed as incurred and these amounts totaling $6.9 million for the year ended December 31, 2023, are included in general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
5.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023			2022
(in thousands)	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net
Leasehold improvements	$4,116	$(2,918)	$1,198	$4,115	$(3,358)	$757
Furniture & equipment	3,800	(3,337)	463	5,256	(4,455)	801
Computer hardware	72,269	(44,188)	28,081	60,279	(34,579)	25,700
Computer software	42,000	(35,599)	6,401	40,928	(32,217)	8,711
Capitalized software development	570,632	(339,346)	231,286	473,703	(276,837)	196,866
Total Property and Equipment	$692,817	$(425,388)	$267,429	$584,281	$(351,446)	$232,835
Furniture and equipment includes assets under finance leases of $0.2 million and $0.2 million with accumulated depreciation of $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively.
During the years ended December 31, 2023 and 2022, the Company conducted a review of its property and equipment records and wrote-off assets with a net value of $0.9 million and $1.4 million, respectively.
6.    Leases
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
The Company’s lease costs are recorded in cost of services and general and administrative expenses. Short-term and finance lease expense was determined to not be material. For the years ended December 31, 2023, 2022 and 2021 lease costs are as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$7,933	$8,491	$9,851
Variable lease cost	1,625	1,678	1,629
Total operating lease cost	$9,558	$10,169	$11,480

Operating cash flow used for operating leases	$8,018	$8,076	$7,709

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Future lease payments under operating leases as of December 31, 2023 were as follows:

(in thousands)
2024	$5,967
2025	5,867
2026	5,175
2027	3,969
2028	1,610
Thereafter	2,611
Total lease payments	25,199
Less: Interest	(3,283)
Present value of lease liabilities	$21,916
Additional information related to the Company’s leases as of December 31, 2023 and 2022, respectively, is as follows:

	For the Year Ended December 31,
	2023	2022
Weighted-average remaining lease term	4 years	4 years, 8 months
Weighted-average discount rate	5.4%	5.8%
As of December 31, 2023 and 2022, there were no material lease transactions that we have entered into but have not yet commenced.
7.    Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		As of December 31,
		2023			2022
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,090,703)	$2,106,777	$4,178,280	$(1,810,880)	$2,367,400
Provider network	15 years	896,800	(452,386)	444,414	896,800	(392,599)	504,201
Technology	6 years	21,850	(5,455)	16,395	6,350	(2,752)	3,598
Trade names	9 years	2,670	(919)	1,751	2,670	(668)	2,002
Trade names	Indefinite	63,000	—	63,000	63,000	—	63,000
Non-compete	5 years	1,000	(130)	870	—	—	—
Total		$5,182,800	$(2,549,593)	$2,633,207	$5,147,100	$(2,206,899)	$2,940,201
The estimated aggregate amortization expense for each of the five succeeding years is $343.1 million per year.
Goodwill for the years ended December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Beginning balance, January 1	$3,705,199	$4,363,070
Acquisitions	124,158	—
Measurement period adjustments	(355)	51
Loss on impairment	—	(657,922)
Ending balance, December 31	$3,829,002	$3,705,199

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $3,829.0 million and $3,705.2 million as of December 31, 2023 and 2022, respectively.
In the year ended December 31, 2022, the Company recorded impairment losses of $657.9 million related to the goodwill and $4.3 million related to the indefinite-lived trade names. Impairment losses are included in Loss on impairment of goodwill and intangible assets in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. No impairment was recorded in the year ended December 31, 2023.
In the quantitative impairment test of goodwill performed in the years ended December 31, 2023 and 2022, we calculate the estimated enterprise fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs.The fair value of our reporting unit exceeded its carrying value by less than 5%. Variances between the actual performance of the Company and the assumptions used in developing the estimate of fair value could result in impairment charges in future periods.
8.    Derivative Financial Instruments
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The Company records derivatives on the balance sheet at fair value, as described in Note 11 Fair Value Measurements. The gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the periods presented:

(in thousands)	2023
Balance as of January 1	—
Unrealized loss recognized in other comprehensive income before reclassifications	(14,006)
Reclassifications to interest expense	2,228
Balance as of December 31, net of tax	$(11,778)
The Company recognized a $2.2 million gain related to the cash flow derivatives for the year ended December 31, 2023. The gain is recognized within interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
The following table represents fair the fair value of derivative assets and liabilities within the consolidated balance sheets as of December 31:

(in thousands)	2023
Derivatives designated as cash flow hedging instruments:
Other current assets, net	$1,822
Other liabilities	16,782

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
9.    Long-Term Debt
As of December 31, 2023, and 2022, outstanding long-term debt is summarized below:

	Key Terms				As of December 31,
(in thousands)	Character	Priority	Maturity	Coupon	2023	2022
Term Loan B	Term Loan	Senior Secured	9/1/2028 (1)	Variable (2)	1,295,188	1,308,438
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	979,827	1,163,793
Senior Convertible PIK Notes	Convertible Notes (3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,275,000	1,300,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	15	45
Long-term debt					4,600,030	4,822,276
Less: current portion of long-term debt					(13,250)	(13,250)
Less: debt discounts, net					(28,164)	(34,729)
Less: debt issuance costs, net					(25,883)	(32,441)
Long-term debt, net					$4,532,733	$4,741,856
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.90% as of December 31, 2023. Prior to July 1, 2023, LIBOR was used to calculate interest on Term Loan B and Revolver B, as described in the New Accounting Pronouncements Recently Adopted section of Note 3 New Accounting Pronouncements .
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2023, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows:

($ in thousands)
2024	$13,250
2025	13,265
2026	13,250
2027	1,288,250
2028	3,272,015
Thereafter	—
Total	$4,600,030
Debt issuance and redemption
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
During the twelve months ended December 31, 2023, the Company repurchased and cancelled $184.0 million and $25.0 million, of the 5.750% Notes and the Senior Convertible PIK Notes, respectively. The repurchases resulted in the recognition of gain on debt extinguishment of $46.9 million and $7.1 million during the twelve months ended December 31, 2023, regarding the 5.750% Notes and the Senior Convertible PIK Notes, respectively, which are included in (Gain) loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
During November and December of 2022, the Company repurchased and cancelled $136.2 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $34.6 million in the year ended December 31, 2022 included in (Gain) loss on extinguishment of debt in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Debt Discounts
Some of our debt instruments have been issued with a discount. These discounts were capitalized and are being amortized over the term of the related debt using the effective interest method.
The following table is a summary of the cost and accumulated amortization of debt discounts as of December 31, 2023 and 2022:

	Original discount %	As of December 31,
		2023			2022
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	1.0%	13,429	(4,098)	9,331	13,429	(2,300)	11,129
Senior Convertible PIK Notes	2.5%	32,124	(13,291)	18,833	32,500	(8,900)	23,600
Total		$45,553	$(17,389)	$28,164	$45,929	$(11,200)	$34,729
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
realizing the proceeds of the debt issues. These costs were capitalized and are being amortized over the term of the related debt using the effective interest method.
The following table is a summary of the cost and accumulated amortization of debt issuances costs as of December 31, 2023 and 2022:

	Amortization Period	As of December 31,
		2023			2022
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	84 months	7,316	(2,237)	5,079	7,316	(1,256)	6,060
5.750% Notes	96 months	16,198	(6,327)	9,871	18,282	(4,509)	13,773
5.50% Senior Secured Notes	84 months	14,695	(3,762)	10,933	14,695	(2,088)	12,607
Revolver(1)	84 months	4,955	(1,939)	3,016	4,955	(1,115)	3,840
Total		$43,164	$(14,265)	$28,899	$45,248	$(8,968)	$36,280
(1)The debt issuance costs associated with the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.
Interest expense
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement. Interest expense, including commitment fees and amortization of debt issuance costs, were $2.8 million, $2.2 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in interest expense in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
Interest expense related to long-term debt was $330.4 million, $301.2 million and $264.8 million for the year ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. As of December 31, 2023 and 2022 we were in compliance with all of the debt covenants.
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
10.    Private Placement Warrants and Unvested Founder Shares
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

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
As of December 31, 2023 and 2022, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	December 31, 2023	December 31, 2022
Private Placement Warrants	$183	$953
Unvested Founder Shares	$294	$1,489
For the years ended December 31, 2023, 2022 and 2021, the change in fair values was primarily due to the change in the stock price of the Company's Class A common stock and the passage of time over that period. The accompanying consolidated statements of (loss) income and comprehensive (loss) income include gains related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the years ended December 31, 2023, 2022 and 2021 as follows:

	For the years ended December 31,
(in thousands)	2023	2022	2021
Private Placement Warrants	$(770)	$(32,567)	$(6,423)
Unvested Founder Shares	(1,195)	(34,483)	(26,173)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(1,965)	$(67,050)	$(32,596)
The following table shows the significant assumptions in the development of the fair value of the Private Placement Warrants and the Unvested Founder Shares:

	Year Ended December 31,
Significant Unobservable Inputs	2023	2022
Stock price	$1.44	$1.15
Strike price	$11.50	$11.50
Remaining life (in years)	1.75	2.75
Volatility	64.1%	72.7%
Risk-free interest rate	4.4%	4.3%
Expected dividend yield	—%	—%
11. Fair Value Measurements
Fair value measurements are based on the premise that fair value represents an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
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
Cash and cash equivalents as of December 31, 2023 and 2022 included money market funds of $20.0 million and $250.0 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of December 31, 2023 and 2022, the Company's carrying amount and fair value of long-term debt consisted of the following:

	As of December 31,
	2023		2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	1,285,857	1,243,424	1,297,309	1,113,091
5.750% Notes, net of discount	979,827	805,418	1,163,793	775,086
5.50% Senior Secured Notes	1,050,000	946,050	1,050,000	823,200
Senior Convertible PIK Notes, net of discount	1,256,167	869,268	1,276,400	841,148
Finance lease obligations	15	15	45	45
Total Liabilities	$4,571,866	$3,864,175	$4,787,547	$3,552,570
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were impairment charges for these assets of $662.2 million for the year ended December 31, 2022, respectively, and no impairment charges for these assets for the years ended December 31, 2023 and 2021.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At December 31, 2023, the carrying amount of these alternative investments, recorded under Other assets, net in the condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 2 Summary of Significant Accounting Policies and Note 7 Goodwill and Other Intangible Assets.
12.    Income Taxes
The Company does not have operations in foreign jurisdictions. The provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$81,479	$104,784	$95,674
State and local	17,218	21,763	19,628
	$98,697	$126,547	$115,302
Deferred
Federal	$(104,298)	$(102,496)	$(73,987)
State and local	(9,762)	(11,882)	(7,942)
	(114,060)	(114,378)	(81,929)
Total (benefit) provision from continuing operations	$(15,363)	$12,169	$33,373
The Company's provision for income taxes for the years ending December 31, 2023, 2022 and 2021 continues to be impacted by the TCJA, which was enacted into law on December 22, 2017 and the CARES ACT enacted in 2020. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted.
The pre-tax loss during the year ended December 31, 2023 of $107.1 million generated an income tax benefit of $15.4 million. The Company also recorded a deferred provision in Other Comprehensive Income "OCI" of $3.7 million. The pre-tax loss during the year ended December 31, 2022 was $560.7 million which generated an income tax provision of $12.2 million. The pre-tax income during the year ended December 31, 2021 of $135.5 million generated an income tax provision of $33.4 million.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Tax at Statutory	$(22,483)	$(117,756)	$28,445
Non-Deductible Expenses	71	42	279
Equity Compensation Plan	1,449	575	443
Non-Deductible change in fair value of Private Placement Warrants and Unvested Founder Shares Liability	(413)	(14,080)	(6,845)
State Taxes (net)	(1,873)	3,711	6,003
Valuation Allowance	17	8	1,127
Goodwill Impairment	—	134,548	—
Non-Deductible Compensation	45	1,033	1,561
Tax Credits	(531)	(61)	(1,064)
Transaction Costs	688	—	—
Other	11	1	131
State Deferred Rate Changes	7,656	4,148	3,293
Total	$(15,363)	$12,169	$33,373
The effective tax rate for the year ended December 31, 2023 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, non-deductible transaction costs, changes in the Company's deferred state tax rate due to the BST acquisition and client operations, tax credits and state tax benefit.
The effective tax rate for the years ended December 31, 2022 and 2021 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, non-deductible intangible asset impairment charge, limitations on executive compensation, changes in the Company’s deferred state tax rate due to previous acquisitions, tax credits, operations and state tax expense.
The Company incurred an impairment charge of $660.3 million in the fourth quarter of 2022 which was treated for income tax purposes in accordance with ASU 2017-04. Of this impairment charge, $649.9 million resulted in an income tax expense of $136.5 million, since it is permanently non-deductible for income tax purposes.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The following are significant deferred income tax assets and liabilities as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Allowances on trade receivables	$100	$82
Net operating loss carryforwards	392	682
Capital loss carryforwards	1,446	1,429
Accrued expenses and reserves	9,948	11,191
Interest limitation carryforward	115,507	77,375
Leases – right-of-use liability	5,277	6,802
Transaction expenses	5,983	6,804
Hedging	3,731	—
Other	—	556
Valuation allowance	(1,446)	(1,429)
Deferred income tax assets	$140,938	$103,492
Deferred income tax liabilities:
Intangible assets	630,191	700,209
Depreciable assets	26,984	36,255
Leases – right-of-use asset	4,752	6,097
Other	718	429
Deferred income tax liabilities	662,645	742,990
Net deferred income tax liabilities	$521,707	$639,498
The Company has NOL carry forwards for federal income tax purposes of $0.7 million, $0.1 million tax effected, that will be available to reduce future taxable income. The utilization of most of these losses is subject to annual limitations under federal income tax law. The Company believes that it will be able to fully utilize these losses under current federal tax law. The remaining net operating losses carry forward indefinitely. The Company has net operating loss carryforwards for state income tax purposes of $0.3 million. The Company believes that it will be able to fully utilize these losses under current state tax laws. The state net operating losses begin to expire in 2025. The Company has disallowed interest carry forwards for federal income tax purposes of $480.8 million, $115.5 million tax effected, that will be available to reduce future taxable income, subject to certain income limitations and which have an indefinite carryforward period. The Company believes it is more likely than not that these interest carryforwards will be fully utilized considering the weight of all positive and negative evidence under current tax laws.
During the third and fourth quarters of 2020, the Company marked-to-market certain investments which would result in a capital loss deferred tax asset for which the Company recorded a corresponding valuation allowance. As of December 31, 2023, the Company kept the valuation allowance related to the remaining estimated capital losses in excess of capital gain based on the difference between the tax and book balance of these investments. It is more likely than not the Company will not generate capital gain income to offset these losses.
The Company does not have reserves for uncertain tax positions. Any need for a reserve or changes in a reserve would be a component of the Company's tax provision. The Company includes interest and tax penalties as part of the tax provision. The Company does not reasonably expect any other significant changes in the next twelve months.
Various regulatory tax authorities periodically examine the Company's and its subsidiaries' tax returns. Tax years December 2020 through 2023 are open for Federal examination. Tax years 2019 through 2023 are still open for examination related to income taxes to various state taxing authorities.
13. Commitments and Contingencies
Commitments

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of December 31, 2023 and 2022. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million outstanding as of December 31, 2023 and zero as of December 31, 2022.
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
14. Shareholders' Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
The Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2023, there were 667,808,296 shares of Class A common stock issued, excluding (i) 37,541,093 shares of Class A common stock available for future grants under our MultiPlan Corporation 2020 Omnibus Incentive Plan, (ii) the 98,076,924 shares of Class A common stock issuable upon conversion of the Senior Convertible PIK Notes, and (iii) the 58,500,000 shares of Class A common stock issuable upon exercise of the warrants described below.
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
Warrants
Each whole Public Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. Pursuant to the warrant agreement, a holder may exercise its Public Warrants only for a whole number of shares of our Class A common stock. This means only a whole public warrant may be exercised at a given time by a holder. The Public Warrants will expire at 5:00 p.m., New York City time, on October 8, 2025 or earlier upon redemption or liquidation.
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
On January 2, 2024, the NYSE notified the Company, and, on January 3, 2024, publicly announced, that the NYSE has determined to (a) commence proceedings to delist the Public Warrants and (b) immediately suspend trading in the Public Warrants due to "abnormally low" trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal the NYSE’s determination and the Public Warrants were delisted on January 22, 2024.
The Public Warrants are classified as equity on the Company’s consolidated balance sheet.
The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) are not redeemable by us so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and will be entitled to certain registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. All Private Placement Warrants held by the Sponsor or its permitted transferees are classified as a liability on the Company’s consolidated balance sheets.
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
As of December 31, 2023, we had warrants to purchase an aggregate of 58,500,000 shares of Class A common stock outstanding, consisting of: (a) the Public Warrants (warrants to purchase an aggregate of 32,931,302 shares of Class A common), (b) the Private Placement Warrants (warrants to purchase an aggregate of 17,568,698 shares of Class A common stock), (c) the Working Capital Warrants (warrants to purchase an aggregate of 1,500,000 shares of Class A common stock) and (d) the PIPE Warrants (warrants to purchase an aggregate of 6,500,000 shares of Class A common stock).
Additional paid-in capital
Additional paid-in capital is reported in the shareholders' equity section of the balance sheet and corresponds to the cash that shareholders have given the Company in exchange for stock.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is reported in the shareholders' equity section of the balance sheet and corresponds to the changes in the fair value of interest rate swap agreements designated as cash flow hedges.
Treasury stock
On August 27, 2021, the Company announced a share repurchase program approved by its board of directors, authorizing, but not obligating, the repurchase of up to an aggregate amount of $250,000,000 of its Class A common stock from time to time through December 31, 2022. For the year ended December 31, 2022, the Company repurchased no shares of its Class A common stock.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and set to expire on December 31, 2023. On November 8, 2023, the Board of Directors extended the repurchase program through December 31, 2024. For the year ended December 31, 2023, the Company repurchased 13,960,163 shares of its Class A common stock as part of this program using cash on hand for a total amount of $15.2 million.
On May 8, 2023, the Company issued stock consideration of 21,588,652 shares of Company Class A common stock for the acquisition of BST.
At December 31, 2023 and 2022, there were 19,488,917 and 27,117,406 shares of Class A common stock held in treasury, respectively.
15. Stock-Based Compensation
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
There were originally 85,850,000 shares and as of December 31, 2023 there are 37,541,093 shares of Class A common stock available for the issuance of awards under the 2020 Omnibus Incentive Plan and 19,583,879 shares available for issuance under our ESPP. The Company's CEO, with the approval of the Board, determines participation and the allocation of the Units. Awards under the 2020 Omnibus Incentive Plan typically vest from 6 months to 4 years and are generally subject to either cliff vesting or graded vesting. Awards do not have non-forfeitable rights to dividends or dividend equivalents.
The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
Non-qualified stock options
Non-qualified stock option activity for the year ended December 31, 2023 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	10,982,094	$6.91
Awarded	—	—
Forfeited	(216,668)	4.96
Outstanding at end of period	10,765,426	$6.95	8 years, 9 months	$2,449

Exercisable at end of period	3,643,124	$7.39	8 years, 4 months	$612
Restricted Stock and Restricted Stock Units
Restricted Stock Units activity for the year ended December 31, 2023 is summarized below:

	Director RSUs	Employee RSUs	Weighted Average grant date fair value per share
Non-vested at beginning of period	155,897	5,245,595	$4.44
Awarded	679,053	29,823,563	0.92
Vested	(133,626)	(1,448,339)	4.58
Forfeited	—	(1,329,962)	1.62
Non-vested at end of period	701,324	32,290,857	$1.29
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
ESPP
Our ESPP allows eligible employees to contribute a portion of their base earnings toward the quarterly purchase of our common stock. The purchase price is 85% of the fair market value of the stock on the last business day of the offering period. The number of shares issued under our ESPP was 416,121 for the year ended December 31, 2023.
Other share based compensation data
The Company has allocated stock based compensation expense under the 2020 Omnibus Incentive Plan and ESPP between costs of services and general and administrative expenses in the accompanying consolidated statements of (loss) income and comprehensive (loss) income for the years ending December 31, 2023, 2022 and 2021 as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of services	$5,532	$3,351	$2,618
General and administrative	12,486	11,732	15,392
Total stock-based compensation	$18,018	$15,083	$18,010

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
There was $42.1 million of unrecognized compensation cost as of December 31, 2023 related to the outstanding awards which is expected to be recognized over a weighted average period of 1 year, 8 months.
16.    Employee Benefit Plan
The Company sponsors a profit-sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees and provides for discretionary employer contributions and a matching contribution subject to certain limitations of employee salary deferrals. Profit sharing expense was immaterial during the periods ended December 31, 2023, 2022, and 2021.
17.    Basic and Diluted Loss and Earnings Per Share
Basic and diluted loss and earnings per share was calculated as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands, except number of shares and per share data)	2023	2022	2021
Numerator for (loss) earnings per share calculation
Net (loss) income	$(91,697)	$(572,912)	$102,080
Denominator for (loss) earnings per share calculation
Weighted average number of shares outstanding – basic	645,134,657	638,925,689	651,006,567
Effect of stock-based compensation	—	—	519,224
Weighted average number of shares outstanding – diluted	645,134,657	638,925,689	651,525,791
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic	$(0.14)	$(0.90)	$0.16
Net (loss) income per share – diluted	$(0.14)	$(0.90)	$0.16
Earnings per share are calculated based on the weighted average number of shares of common stock then outstanding.
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
For the years ended December 31, 2023 and 2022, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
18. Related Party Transactions
The accompanying consolidated statements of (loss) income and comprehensive (loss) income include expenses and revenues to and from related parties for the years ended December 31, 2023, 2022 and 2021 as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
General and administrative	332	(65)	479
Total expense from related parties	$332	$(65)	$479
The accompanying balance sheets include prepaid expenses of $36 thousand and zero from related parties as of December 31, 2023, and 2022.
In the years ended December 31, 2023, 2022 and 2021, the related party transactions included the following:
•The Company has obtained captive management services and insurance brokered through a company controlled by affiliates of Hellman & Friedman LLC.
•The Company reimburses an affiliate of Hellman & Friedman LLC for reasonable out of pocket expenses that include travel, lodging, meals, and any similar expenses.

Table of Content
MULTIPLAN CORPORATION
Notes to Consolidated Financial Statements
•The Company purchases a software license from Abacus Insights, Inc.
•The Company purchases a customer service software from companies controlled by Hellman & Friedman LLC.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

On March 1, 2024, Mr. Dalton will become the Company’s President and Chief Executive Officer succeeding Dale White.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
N/A
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Our executive officers and directors, and their respective ages and positions with us, as of the date of this Annual Report on Form 10-K are as follows:
Executive Officers

Name	Age	Position at MultiPlan
Dale A. White	68	President, Chief Executive Officer & Director
James M. Head	58	Executive Vice President & Chief Financial Officer
Jeffrey A. Doctoroff	55	Executive Vice President, General Counsel & Secretary
Michael C. Kim	58	Senior Vice President & Chief Information Officer
Carol H. Nutter	47	Senior Vice President & Chief People Officer
Directors

Name	Age	Position at MultiPlan	Principal Profession/Occupation
Mark H. Tabak	74	Non-Executive Chair of the Board	Former Chief Executive Officer, MultiPlan Corporation
Allen R. Thorpe	53	Lead Independent Director	Partner, Hellman & Friedman LLC
Michael K. Attal	31	Director	Principal, Hellman & Friedman LLC
Glenn R. August	62	Director	Founder & Chief Executive Officer, Oak Hill Advisors
Richard A. Clarke	73	Director	Chief Executive Officer, Good Harbor Security Management
Anthony Colaluca, Jr.	57	Director	President of Colaluca Business Advisors, LLC
C. Martin Harris	67	Director	AVP of the Health Enterprise & Chief Business Officer, Dell Medical School, University of Texas at Austin
Julie D. Klapstein	69	Director	Former Chief Executive Officer, Availity, LLC
Michael S. Klein	60	Director	Founder and Managing Partner, M. Klein and Company, LLC
P. Hunter Philbrick	44	Director	Partner, Hellman & Friedman LLC
John M. Prince	56	Director	Former Chief Operating Officer, Optum
On January 4, 2024, the Company announced a succession plan whereby Travis Dalton will become the Company’s President and Chief Executive Officer succeeding Mr. White on March 1, 2024 (the "CEO Transition Date").
Mr. White, the Company’s current President and Chief Executive Officer, is expected to continue to serve as President and Chief Executive Officer until Mr. Dalton’s appointment on the CEO Transition Date and to work closely with Mr. Dalton to ensure a smooth transition. On the CEO Transition Date, Mr. White will remain an employee of the Company and be appointed the Executive Chair of the Board.
In addition, Mark Tabak, the Company’s Non-Executive Chair of the Board, will step down from such role, effective as of the CEO Transition Date. Mr. Tabak will continue to serve as a member of the Board.

All other information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
Item 11.    Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
2.2	Unit Purchase Agreement, dated May 8, 2023, by and among MultiPlan Corporation, MultiPlan, Inc., Babylon Acquisition Corp., Benefits Science LLC, the Sellers listed therein and the Seller Representative identified therein.	8-K	001-39228	2.1	May 9, 2023
3.1	Second Amended and Restated Certificate of Incorporation of MultiPlan Corporation.	8-K	001-39228	3.1	October 9, 2020
3.2	Amended and Restated Bylaws of MultiPlan Corporation.	8-K	001-39228	3.2	October 9, 2020
4.1	Specimen Class A common stock Certificate.	8-K	001-39228	4.1	October 9, 2020
4.2	Specimen Warrant Certificate (included in Exhibit 4.3).
4.3	Warrant Agreement, dated February 13, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.1	February 19, 2020
4.4	Specimen Warrant Certificate (included in Exhibit 4.5)
4.5	Warrant Agreement, dated October 8, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III.	8-K	001-39228	4.5	October 9, 2020
4.6	Indenture, dated as of October 8, 2020, by and between Churchill Capital Corp III and Wilmington Trust, National Association.	8-K	001-39228	4.6	October 9, 2020
4.7	Form of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (included in Exhibit 4.6).
4.8	Indenture, dated as of October 29, 2020, between MPH Acquisition Holdings LLC, the guarantors named therein and Wilmington Trust, National Association.	8-K	001-39228	4.1	October 30, 2020
4.9	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.8).
4.10	Indenture, dated as of August 24, 2021, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association.	8-K	001-39228	4.1	August 25, 2021
4.11	Form of 5.50% Senior Secured Note due 2028 (included in Exhibit 4.10).
4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K/A	001-39228	4.16	March 25, 2021
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein.	8-K	001-39228	10.1	July 13, 2020
10.2	Amendment No. 1 to Investor Rights Agreement, dated as of January 31, 2022, by and between MultiPlan Corporation and the other parties thereto.	8-K	001-39228	10.2	January 31, 2022
10.3	Amendment No. 2 to Investor Rights Agreement, dated as of December 28, 2023, by and between MultiPlan Corporation and the other parties thereto.	8-K	001-39228	10.1	January 4, 2023
10.4	Amended and Restated Sponsor Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Churchill Sponsor III LLC, and the other parties thereto.	8-K	001-39228	10.5	July 13, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Private Placement Warrants Purchase Agreement between Churchill Capital Corp III and Churchill Sponsor III LLC.	S-1	333-236153	10.6	January 29, 2020
10.6	Common Subscription Agreement dated as of July 12, 2020, by and between Churchill Capital Corp III and The Public Investment Fund of The Kingdom of Saudi Arabia.	8-K	001-39228	10.2	July 13, 2020
10.7	Form of Other Common Subscription Agreement.	8-K	001-39228	10.3	July 13, 2020
10.8	Form of Convertible Subscription Agreement.	8-K	001-39228	10.4	July 13, 2020
10.9	Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer.	8-K	001-39228	10.1	August 25, 2021
10.10#	Amendment Agreement No. 1, dated as of June 15, 2023, to the Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto, and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and a Letter of Credit Issuer.	10-Q	001-39228	10.1	August 3, 2023
10.11#	MultiPlan Corporation 2020 Omnibus Incentive Plan.	S-8	333-251250	4.1	December 10, 2020
10.12#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.12	March 16, 2021
10.13#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.13	March 16, 2021
10.14#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.14	March 16, 2021
10.15#	Form of Option Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.15	March 16, 2021
10.16#	Form of Stock Award Agreement under the 2020 Omnibus Incentive Plan.	8-K	001-39228	10.3	January 31, 2022
10.17#	Form of Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.					X
10.18#	MultiPlan Corporation Employee Stock Purchase Plan.	S-8	333-271794	4.1	May 10, 2023
10.19#+	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Mark Tabak, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.13	October 9, 2020
10.20#	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.15	October 9, 2020
10.21#	Offer Letter, dated February 27, 2023, by and between MultiPlan Corporation and Jeffrey Doctoroff.	8-K	001-39228	10.10	March 3, 2023
10.22#	Form of Director and Officer Indemnification Agreement.	8-K	001-39228	10.17	October 9, 2020
10.23#	Side Letter between Mark H. Tabak and MultiPlan, Inc., effective August 4, 2021, amending the Amended and Restated Employment Agreement by and between Mr. Tabak, MultiPlan, Inc. and Polaris Investment Holdings, L.P.	8-K	001-39228	10.1	August 6, 2021
10.24#	Employment Agreement, dated November 15, 2021, by and between MultiPlan Corporation and James Head.	8-K	001-39228	10.1	November 16, 2021
10.25#	Employment Agreement, dated January 31, 2022, by and between MultiPlan Corporation and Dale White.	8-K	001-39228	10.1	January 31, 2022
10.26#	Letter Agreement, dated December 28, 2023, by and between MultiPlan Corporation and Dale White.	8-K	001-39228	10.2	January 4, 2024

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27#	Employment Agreement, dated December 28, 2023, by and between MultiPlan Corporation and Travis Dalton.	8-K	001-39228	10.3	January 4, 2024
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Clawback policy.					X
101
The following financial information from MultiPlan Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2024.

MultiPlan Corporation

By:	/s/ Dale A. White
Name: Dale A. White
Title: Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale A. White	Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2024
Dale A. White

/s/ James M. Head	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2024
James M. Head

/s/ Gerald J. Kozel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Gerald J. Kozel

/s/ Mark H. Tabak	Non-Executive Chairperson of the Board of Directors	February 29, 2024
Mark H. Tabak

/s/ Allen R. Thorpe	Lead Independent Director	February 29, 2024
Allen R. Thorpe

/s/ Michael K. Attal	Director	February 29, 2024
Michael K. Attal

/s/ Glenn R. August	Director	February 29, 2024
Glenn R. August

/s/ Richard A. Clarke	Director	February 29, 2024
Richard A. Clarke

/a/ Anthony Colaluca, Jr.	Director	February 29, 2024
Anthony Colaluca, Jr.

/s/ C. Martin Harris	Director	February 29, 2024
C. Martin Harris

/s/ Julie D. Klapstein	Director	February 29, 2024
Julie D. Klapstein

/s/ Michael S. Klein	Director	February 29, 2024
Michael S. Klein

/s/ P. Hunter Philbrick	Director	February 29, 2024
P. Hunter Philbrick

/s/ John M. Prince	Director	February 29, 2024
John M. Prince