Form 10-Q
period 2024-03-31
MultiPlan Corp
filed 2024-05-09
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of May 6, 2024, 644,868,398 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

GLOSSARY

Unless otherwise stated in this Quarterly Report on Form 10-Q (this "Quarterly Report") or the context otherwise requires, references to:

"2023 Annual Report" are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

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

"common stock" are, prior to the consummation of the Transactions, to Churchill's Class A common stock and Churchill's Class B common stock and, following consummation of the Transactions, to the Company's Class A common stock;

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

"MultiPlan" are MultiPlan Corporation and its consolidated subsidiaries;

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

"PIPE Warrants" are to the warrants to purchase Churchill's Class A common stock issued in connection with the Common PIPE Investment, on terms identical to the terms of the Private Placement Warrants, other than the exercise period that started on November 7, 2020, the exercise price which is $12.50 per share and the redemption feature that exists for all holders of the PIPE warrants;

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

"Senior Convertible PIK Notes" are the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027;

"senior secured credit facilities" are to MPH's senior secured credit facilities which consist of (a) a $1,325.0 million term loan facility maturing on September 1, 2028 and (b) a $450.0 million revolving credit facility maturing on August 24, 2026;

"Sponsor" are to Churchill Sponsor III, LLC, a Delaware limited liability company and an affiliate of M. Klein and Company, LLC, a Delaware limited liability company, and its affiliates, in which certain of Churchill's directors and officers hold membership interests;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,695	$71,547
Restricted cash	10,483	9,947
Trade accounts receivable, net	82,443	76,558
Prepaid expenses	24,377	23,432
Prepaid taxes	—	1,364
Other current assets, net	13,512	10,745
Total current assets	189,510	193,593
Property and equipment, net	277,921	267,429
Operating lease right-of-use assets	18,416	19,680
Goodwill	3,312,652	3,829,002
Other intangibles, net	2,544,536	2,633,207
Other assets, net	23,660	21,776
Total assets	$6,366,695	$6,964,687
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,038	$19,590
Accrued interest	75,358	56,827
Accrued taxes	31,627	—
Operating lease obligation, short-term	4,718	4,792
Current portion of long-term debt	13,250	13,250
Accrued compensation	22,683	44,720
Accrued legal contingencies	13,123	12,123
Other accrued expenses	15,315	15,437
Total current liabilities	194,112	166,739
Long-term debt	4,511,297	4,532,733
Operating lease obligation, long-term	15,902	17,124
Private Placement Warrants and Unvested Founder Shares	347	477
Deferred income taxes	467,543	521,707
Other liabilities	7,112	16,783
Total liabilities	5,196,313	5,255,563
Commitments and contingencies (Note 7)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 673,899,672 and 667,808,296 issued; 644,185,300 and 648,319,379 shares outstanding	67	67
Additional paid-in capital	2,351,280	2,348,505
Accumulated other comprehensive loss	(3,236)	(11,778)
Retained deficit	(1,038,996)	(499,307)
Treasury stock — 29,714,372 and 19,488,917 shares	(138,733)	(128,363)
Total shareholders’ equity	1,170,382	1,709,124
Total liabilities and shareholders’ equity	$6,366,695	$6,964,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$234,508	$236,594
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,077	54,850
General and administrative expenses	34,857	31,467
Depreciation	20,989	18,206
Amortization of intangible assets	85,971	85,127
Loss on impairment of goodwill and intangible assets	519,050	—
Total expenses	720,944	189,650
Operating (loss) income	(486,436)	46,944
Interest expense	82,198	83,428
Interest income	(926)	(3,239)
Gain on extinguishment of debt	(5,913)	(36,778)
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(130)	1,631
Net (loss) income before taxes	(561,665)	1,902
(Benefit) provision for income taxes	(21,976)	1,693
Net (loss) income	$(539,689)	$209

Weighted average shares outstanding – Basic	646,334,247	638,721,991
Weighted average shares outstanding – Diluted	646,334,247	640,901,289

Net (loss) income per share – Basic	$(0.83)	$0.00
Net (loss) income per share – Diluted	$(0.83)	$0.00

Net (loss) income	(539,689)	209
Other comprehensive income:
Change in unrealized losses on interest rate swaps, net of tax	8,542	—
Comprehensive (loss) income	$(531,147)	$209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2024

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	667,808,296	$67	$2,348,505	$(11,778)	$(499,307)	(19,488,917)	$(128,363)	$1,709,124

Stock Incentive Plans	5,464,292	—	5,619	—	—	—	—	5,619
Tax withholding related to vesting of equity awards	—	—	(3,352)	—	—	—	—	(3,352)
Gains arising during the period on Interest rate swaps	—	—	—	6,963	—	—	—	6,963
Reclassification adjustments for gains included in net income (interest expense)				1,579				1,579
Repurchase of common stock	—	—	—	—	—	(10,225,455)	(10,370)	(10,370)
Issuance of common stock in connection with employee stock purchase plan	627,084		508	—	—	—	—	508
Net loss	—	—	—	—	(539,689)	—	—	(539,689)
Balance at end of period	673,899,672	$67	$2,351,280	$(3,236)	$(1,038,996)	(29,714,372)	$(138,733)	$1,170,382

	Three Months Ended March 31, 2023

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	666,290,344	$67	$2,330,444	$—	$(347,800)	(27,117,406)	$(192,169)	$1,790,542

2020 Omnibus Incentive Plan	951,825	—	3,695	—	—	—	—	3,695
Tax withholding related to vesting of equity awards	—	—	(452)	—	—	—	—	(452)
Repurchase of common stock	—	—	—	—	—	(5,248,247)	(5,718)	(5,718)
Net income	—	—	—	—	209	—	—	209
Balance at end of period	667,242,169	$67	$2,333,687	$—	$(347,591)	(32,365,653)	$(197,887)	$1,788,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net (loss) income	$(539,689)	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,989	18,206
Amortization of intangible assets	85,971	85,127
Amortization of the right-of-use asset	1,264	1,403
Loss on impairment of goodwill and intangible assets	519,050	—
Stock-based compensation	5,694	3,695
Deferred income taxes	(56,874)	3,438
Amortization of debt issuance costs and discounts	2,885	2,603
Gain on extinguishment of debt	(5,913)	(36,778)
Loss on disposal of property and equipment	106	172
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(130)	1,631
Changes in assets and liabilities:
Accounts receivable, net	(5,885)	11,875
Prepaid expenses and other assets	(4,223)	(144)
Prepaid taxes	1,364	(4,566)
Operating lease obligation	(1,296)	(1,737)
Accounts payable, accrued taxes, accrued expenses, legal contingencies and other	26,403	(20,919)
Net cash provided by operating activities	49,716	64,215
Investing activities:
Purchases of property and equipment	(30,544)	(23,101)
Net cash used in investing activities	(30,544)	(23,101)
Financing activities:
Repurchase of 5.750% Notes	—	(99,954)
Repayments of Term Loan B	(3,313)	(3,313)
Repurchase of Senior Convertible PIK Notes	(14,886)	—
Taxes paid on settlement of vested share awards	(3,352)	(452)
Purchase of treasury stock	(10,370)	(5,718)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	433	—
Net cash used in financing activities	(31,488)	(109,437)
Net decrease in cash, cash equivalents and restricted cash	(12,316)	(68,323)
Cash, cash equivalents and restricted cash at beginning of period	81,494	340,559
Cash, cash equivalents and restricted cash at end of period	$69,178	$272,236

Cash and cash equivalents	$58,695	$265,728
Restricted cash	10,483	6,508
Cash, cash equivalents and restricted cash at end of period	$69,178	$272,236

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$9,692	$6,105
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(60,742)	$(61,717)
Income taxes, net of refunds	$(2,260)	$(3,133)
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
Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to MultiPlan and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2023 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and December 31, 2023, and its results of operations and cash flows for the three months ended March 31, 2024 and 2023 have been included.
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

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues
Network-Based Services	$46,155	$57,195
PSAV	31,222	40,950
PEPM	13,053	14,898
Other	1,880	1,347
Analytics-Based Services	160,092	152,420
PSAV	148,615	147,340
PEPM	9,401	5,080
Other	2,076	—
Payment and Revenue Integrity Services	28,261	26,979
PSAV	28,152	26,872
PEPM	109	107
Total Revenues	$234,508	$236,594
Percent of PSAV revenues	88.7%	90.9%
Percent of PEPM revenues	9.6%	8.5%
Percent of other revenues	1.7%	0.6%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration, and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the three months ended March 31, 2024.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
Derivatives
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. In September 2023, the Company entered into interest rate swap agreements to effectively convert some of its floating-rate debt to a fixed-rate basis. The Company entered into these agreements to reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows.
The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for the agreements entered into during the three months ended March 31, 2024. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects "Earnings".

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation
In 2024, the Company began granting a new type of award via the 2020 Omnibus Incentive Plan, in the form of employee performance stock units ("PSUs"). The PSUs vest approximately three years after grant if certain performance metrics are met, as follows: 50% of the PSUs may be earned based on the Company’s relative total stockholder return (“RTSR”) over the measurement period from January 1, 2024 to December 31, 2026 compared to the Russel 2000, and 50% of the PSUs may be earned based on the cumulative revenue from January 1, 2024 to December 31, 2025.
The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for the performance based awards, i.e. the revenue PSUs, and by using a Monte Carlo simulation for the market based awards, i.e. the RTSR PSUs. Stock-based compensation costs associated with awards with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and ranges from 0% to 150% of the initial PSU grant.
The Monte Carlo simulation model uses the same input assumptions as the Black-Scholes model to determine the expected potential ranking of the Company against the Russel 2000, i.e. the probability of satisfying the market condition defined in the award. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate is based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as compensation expense for employee awards, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for awards with only service conditions. The Company recognizes forfeitures as they occur.
Certain assumptions used are subjective and require significant management judgment, and include (i) the risk-free rate, (ii) volatility, (iii) the expected term, and (iv) our assessment of actual performance in comparison to the targets set in the awards. Changes in these assumptions can materially affect the estimate of the grant date fair value of the PSUs and ultimately compensation expenses.
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of this disclosure.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2. Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		March 31, 2024			December 31, 2023
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,160,744)	$2,036,736	$4,197,480	$(2,090,703)	$2,106,777
Provider network	15 years	896,800	(467,332)	429,468	896,800	(452,386)	444,414
Technology	6 years	21,850	(6,326)	15,524	21,850	(5,455)	16,395
Trade names	9 years	2,670	(982)	1,688	2,670	(919)	1,751
Trade names	Indefinite	60,300	—	60,300	63,000	—	63,000
Non-compete	5 years	1,000	(180)	820	1,000	(130)	870
Total		$5,180,100	$(2,635,564)	$2,544,536	$5,182,800	$(2,549,593)	$2,633,207
Goodwill for the three months ended March 31, 2024 and 2023 was as follows:

(in thousands)	2024	2023
Beginning balance, January 1	$3,829,002	$3,705,199
Loss on impairment	(516,350)	—
Ending balance, March 31	$3,312,652	$3,705,199
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $3,312.7 million and $3,829.0 million as of March 31, 2024 and December 31, 2023, respectively.
We concluded that the significant declines in our stock price and market capitalization during the month of March 2024 represented a triggering event and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of March 31, 2024.
The estimated fair value of our indefinite-lived trade names was less than their carrying value and as a result a loss on impairment of $2.7 million was recorded during the three months ended March 31, 2024.
The quantitative assessment of our goodwill as of March 31, 2024 indicated that the estimated fair value of the reporting unit was less than its carrying value, and as a result a loss on impairment of $516.4 million was recorded during the three months ended March 31, 2024.
The loss on impairment of goodwill and intangible assets was primarily due to the use of a higher discount rate in response to significant declines in the stock price, and lower EBITDA multiples. There were no material changes in the forecasted revenues and expenses utilized in the analysis compared to November 1, 2023.
Impairment losses are included in Loss on impairment of goodwill and intangible assets in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. No impairment was recorded in the three months ended March 31, 2023.
In the quantitative impairment test of goodwill performed in the three months ended March 31, 2024, we calculate the estimated enterprise fair value of the reporting unit using (i) a discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, forecasted expenses, the terminal growth rate and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. Following the goodwill impairment the carrying value of this reporting unit equaled its fair value as of March 31, 2024. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges in the future.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The Company incurred a goodwill impairment charge of $516.4 million in the first quarter of 2024. Of this impairment charge, $490.2 million is permanently nondeductible for income tax purposes resulted in an income tax expense of $103.0 million. The impairment charge is treated as a discrete item for the three months ended March 31, 2024, which impacted our effective tax rate versus our statutory tax rate.

3.    Derivative Financial Instruments
The Company is exposed to interest risk on its floating rate debt. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The Company entered into these agreements to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The Company records derivatives on the balance sheet at fair value, as described in Note 6 Fair Value Measurements. The gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the periods presented:

(in thousands)	2024
Balance as of January 1	$(11,778)
Unrealized gain recognized in other comprehensive income before reclassifications	6,963
Reclassifications to interest expense	1,579
Balance as of March 31, net of tax	$(3,236)
There was no cash flow hedge activity during the three months ended March 31, 2023.
The Company recognized a $1.6 million gain related to the cash flow derivatives for the three months ended March 31, 2024. The gain is recognized within interest expense in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.
The following table represents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets:

(in thousands)	Fair Value at March 31, 2024	Fair Value at December 31, 2023
Derivatives designated as cash flow hedging instruments:
Other current assets, net	$3,370	$1,822
Other liabilities	$7,109	$16,782

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    Long-Term Debt
As of March 31, 2024, and December 31, 2023, long-term debt consisted of the following:

	Key Terms				March 31, 2024	December 31, 2023
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,291,875	$1,295,188
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	979,827	979,827
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,253,890	1,275,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	11	15
Long-term debt					4,575,603	4,600,030
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(8,871)	(9,331)
Discount – Senior Convertible PIK Notes					(17,431)	(18,833)
Less: debt discounts, net					(26,302)	(28,164)
Debt issuance costs - Term Loan B					(4,828)	(5,079)
Debt issuance costs - 5.50% Senior Secured Notes					(10,499)	(10,933)
Debt issuance costs - 5.750% Notes					(9,427)	(9,871)
Less: debt issuance costs, net					(24,754)	(25,883)
Long-term debt, net					$4,511,297	$4,532,733
(1)Beginning December 31, 2021 and quarterly thereafter, we will repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.86% as of March 31, 2024.
(3)The Senior Convertible PIK Notes are convertible into shares of the Company's Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
During the three months ended March 31, 2024, the Company purchased and cancelled $21.1 million of the Senior Convertible PIK Notes. The repurchases resulted in the recognition of a gain on extinguishment of $5.9 million during the three months ended March 31, 2024, which are included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
As of March 31, 2024 and December 31, 2023, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	March 31, 2024	December 31, 2023
Private Placement Warrants	$157	$183
Unvested Founder Shares	$190	$294
For the three months ended March 31, 2024, the change in fair values was primarily due to the change in expected term and the decrease in the price of the Company's Class A common stock over that period. The accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income include (gains) losses related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Private Placement Warrants	$(26)	$763
Unvested Founder Shares	(104)	868
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(130)	$1,631
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
•Level 3 — Unobservable inputs in which there is little or no market data, which require the entity to develop its own assumptions.

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
Cash and cash equivalents as of March 31, 2024 and December 31, 2023 included money market funds of $20.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of March 31, 2024 and December 31, 2023, the Company's carrying amount and fair value of long-term debt consisted of the following:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	$1,283,004	$1,243,231	$1,285,857	$1,243,424
5.50% Senior Secured Notes	1,050,000	893,550	1,050,000	946,050
5.750% Notes	979,827	772,104	979,827	805,418
Senior Convertible PIK Notes, net of discount	1,236,459	876,649	1,256,167	869,268
Finance lease obligations	11	11	15	15
Total Liabilities	$4,549,301	$3,785,545	$4,571,866	$3,864,175
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were impairment charges of $519.1 million for these assets for the three months ended March 31, 2024 and none for the three months ended March 31, 2023.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At March 31, 2024, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of March 31, 2024 and December 31, 2023. The Company

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million outstanding as of March 31, 2024 and December 31, 2023.
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
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage, appeal bonds or similar instrument posted, and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income during the period of the change and appropriately reflected in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets.
8.    Shareholder's Equity
On February 27, 2023, the Board approved a repurchase program, authorizing, but not obligating, the Company's repurchase of up to an aggregate amount of $100.0 million of its Class A common stock from time to time through December 31, 2023. On November 8, 2023, the Board extended the repurchase program through December 31, 2024. As of March 31, 2024, the Company has spent $25.6 million, including commissions, for the repurchase of its Class A common stock as part of this program using cash on hand, of which $10.4 million was spent during the three months ended March 31, 2024.
9.    Basic and Diluted (Loss) Earnings Per Share
Basic and diluted (loss) earnings per share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2024	2023
Numerator for earnings per share calculation
Net (loss) income	$(539,689)	$209
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	646,334,247	638,721,991
Effect of stock-based compensation	—	2,179,298
Weighted average number of shares outstanding – diluted	646,334,247	640,901,289
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic	$(0.83)	$0.00
Net (loss) income per share – diluted	$(0.83)	$0.00
As of the three months ended March 31, 2023, we have excluded from the calculation of diluted net (loss) income per share the instruments whose effect would have been anti-dilutive, including (i) 58,500,000 warrants outstanding, (ii) 100,000,000 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 12,404,080 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net (loss) income per share awards within the 2020 Omnibus Incentive Plan, whose effect would have been anti-dilutive of 15,880,120 for the three months ended March 31, 2023.

MULTIPLAN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2024, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
10.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income include related party expenses of $36 thousand and $63 thousand for the three months ended March 31, 2024 and 2023, respectively. These expenses are associated with a software license from Abacus Insights, Inc., as well as customer service software and captive management services from companies controlled by Hellman & Friedman LLC.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $21 thousand and $36 thousand from related parties as of March 31, 2024 and December 31, 2023, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto contained elsewhere in this Quarterly Report and together with the information included in the Company’s 2023 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties; the results described below are not necessarily indicative of the results to be expected in any future periods.
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
•the impact of reduced claims volumes resulting from a nationwide outage by a vendor used by our customers;
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
•inability to preserve or increase our existing market share or the size of our preferred provider organization networks;
•decreases in discounts from providers;
•pressure to limit access to preferred provider networks;
•the loss of our existing relationships with providers;
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
The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors referred to under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report or as described in our 2023 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
•Network-Based Services reduce medical cost by providing access to contracted discounts with healthcare providers with whom Payors do not have a contractual relationship, through our expansive network of over 1.4 million healthcare providers, which forms one of the largest independent preferred provider organizations in the United States. Our Network-Based Services are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This service category also includes customized network development and management services for Payors seeking to expand their network footprint using outsourced services. These services are generally priced on a per provider contract or other project-based price;
•Payment and Revenue Integrity Services reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore premium dollars underpaid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved; and
•Data and Decision Science Services reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that enable customers to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. We formed this new service category in the second quarter of 2023 and accelerated its development through the acquisition of BST. Data and Decisions Science Services are generally priced based on a subscription, licensing, or per-member-per month basis.
•Additionally, in 2023 the Company entered into a partnership agreement with ECHO Health, Inc. ("ECHO"), which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.
We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers. For the three months ended March 31, 2024 and March 31, 2023 and year ended December 31, 2023, our comprehensive services identified approximately $5.7 billion, $5.6 billion, and $22.9 billion in potential medical cost savings, respectively.

Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our customers. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified for the periods presented:

	Three Months Ended March 31,		Change
(in billions)	2024	2023	%
Commercial Health Plans
Medical charges processed	$18.3	$18.4	(0.5)%
Potential medical cost savings	$5.4	$5.3	2.5%
Potential savings as a % of charges	29.5%	28.6%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$23.2	$21.3	8.9%
Potential medical cost savings	$0.3	$0.3	10.7%
Potential savings as a % of charges	1.4%	1.4%
Total
Medical charges processed	$41.5	$39.7	4.5%
Potential medical cost savings	$5.7	$5.6	3.0%
Potential savings as a % of charges	13.8%	14.0%
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
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network, (ii) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate. Approximately 90% of revenue for the year ended December 31, 2023 was based on a PSAV achieved rate.
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
Amortization of Intangible Assets
Amortization of intangible assets includes amortization of the value of our customer relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the June 6, 2016 acquisition by Hellman & Friedman Capital Partners VIII, L.P. and its affiliates, as well as the subsequent acquisitions of BST, HST and DHP by the Company.
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
(Gain) Loss on Extinguishment of Debt
The Company recognizes a (gain) loss on extinguishment of debt for the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Gain (Loss) on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures, at each reporting period, the fair value of the Private Placement Warrants and Unvested Founder Shares. The changes in fair value are primarily due to the change in the stock price of the Company's Class A common stock and the passage of time over that period.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net (loss) income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, loss on impairment of goodwill and intangible assets, and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net (loss) income adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, other expense, (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares, loss on impairment of goodwill and intangible assets, and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023

Net (loss) income	$(539,689)	$209
Adjustments:
Interest expense	82,198	83,428
Interest income	(926)	(3,239)
(Benefit) provision for income taxes	(21,976)	1,693
Depreciation	20,989	18,206
Amortization of intangible assets	85,971	85,127
Non-income taxes	528	341
EBITDA	$(372,905)	$185,765
Adjustments:
Other expenses (income), net(1)	641	(115)
Integration expenses	353	1,043
Change in fair value of Private Placement Warrants and unvested founder shares	(130)	1,631
Transaction-related expenses	—	1,018
Gain on extinguishment of debt	(5,913)	(36,778)
Loss on impairment of goodwill and intangible assets	519,050	—
Stock-based compensation	5,694	3,695
Adjusted EBITDA	$146,790	$156,259
(1) "Other expenses (income), net" represent miscellaneous non-recurring income, miscellaneous non-recurring expense, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the three months ended March 31, 2024 and March 31, 2023 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt and stock-based compensation.
For the three months ended March 31, 2024 and March 31, 2023, interest expense for MultiPlan Corporation was higher than MPH by $20.4 million and $20.6 million, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes.
The change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represents differences between MultiPlan Corporation and MPH.
In the three months ended March 31, 2024 and March 31, 2023, EBITDA expenses for MultiPlan Corporation were lower than MPH by $0.6 million and $1.0 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net (loss) income to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2024	2023

Net (loss) income	$(539,689)	$209
Adjustments:
Amortization of intangible assets	85,971	85,127
Other expenses (income), net	641	(115)
Integration expenses	353	1,043
Change in fair value of Private Placement Warrants and unvested founder shares	(130)	1,631
Transaction-related expenses	—	1,018
Gain on extinguishment of debt	(5,913)	(36,778)
Stock-based compensation	5,694	3,695
Loss on impairment of goodwill and intangible assets	519,050	—
Estimated tax effect of adjustments	(27,216)	(13,497)
Adjusted net income	$38,761	$42,333

Weighted average shares outstanding – Basic	646,334,247	638,721,991

Net income per share – basic	$(0.83)	$0.00
Adjusted EPS	$0.06	$0.07
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Cyberattack on U.S. Healthcare Infrastructure
In first quarter 2024, there was a cyberattack on a critical piece of the U.S. healthcare infrastructure from a data security breach that disrupted claims flows upstream from our services. While it is difficult to precisely quantify the claims impact, we believe this delayed the receipt of certain medical claims and contributed to lower medical claims volumes in first quarter 2024.
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
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. Acquired expenses from the acquisition of BST are included in costs of services and general and administrative expenses for the three months ended March 31, 2024.
Debt Repurchase and Cancellation
During the three months ended March 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
During the three months ended March 31, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.

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
Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table provides the results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Revenues
Network-Based Services	$46,155	$57,195	$(11,040)	(19.3)%
Analytics-Based Services	160,092	152,420	7,672	5.0%
Payment and Revenue Integrity Services	28,261	26,979	1,282	4.8%
Total Revenues	$234,508	$236,594	$(2,086)	(0.9)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,077	54,850	5,227	9.5%
General and administrative expenses	34,857	31,467	3,390	10.8%
Depreciation expense	20,989	18,206	2,783	15.3%
Amortization of intangible assets	85,971	85,127	844	1.0%
Loss on impairment of goodwill and intangible assets	519,050	—	519,050	NM
Operating (loss) income	(486,436)	46,944	(533,380)	NM
Interest expense	82,198	83,428	(1,230)	(1.5)%
Interest income	(926)	(3,239)	2,313	71.4%
Gain on extinguishment of debt	(5,913)	(36,778)	30,865	NM
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(130)	1,631	(1,761)	108.0%
Net (loss) income before taxes	(561,665)	1,902	(563,567)	NM
(Benefit) provision for income taxes	(21,976)	1,693	(23,669)	NM
Net (loss) income	$(539,689)	$209	$(539,898)	NM
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $2.1 million, or 0.9%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease in revenues was due to decreases in Network-Based Services revenues of $11.0 million, offset by increases in Analytics-Based Services revenues of $7.7 million and Payment and Revenue Integrity Services revenues of $1.3 million during this time period, as explained below.
Network-Based Services revenues decreased $11.0 million, or 19.3%, in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Approximately $6 million of the decrease was primarily related to customer and program attrition, and approximately $5 million of the reduction was from lower medical savings on PSAV claims received from customers and reduced claims volumes from a cyberattack at a major claims clearinghouse, which disrupted claims flows across the healthcare industry and ultimately downstream to our platform. These lower volumes contributed to decreases in Network-Based Services PSAV revenues of $9.7 million and decreases in PEPM network revenues of $1.8 million, offset by increases in other network revenues of $0.5 million.
Analytics-Based Services revenues increased $7.7 million, or 5.0%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase in revenues was primarily due to increases in Analytics-Based Services PEPM and other revenues of $6.4 million, including acquired revenues of $3.6 million from the acquisition of BST and increases in PSAV revenues of $1.3 million.

Payment and Revenue Integrity Services revenues increased by $1.3 million, or 4.8%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily in our post-payment and revenue integrity lines of business, contributing to increases in PSAV revenues of $1.3 million.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Personnel expenses excluding stock-based compensation	$49,897	$46,276	$3,621	7.8%
Stock-based compensation	1,755	884	871	98.5%
Personnel expenses including stock-based compensation	51,652	47,160	4,492	9.5%
Access and bill review fees	4,901	4,495	406	9.0%
Other costs of services	3,524	3,195	329	10.3%
Total costs of services	$60,077	$54,850	$5,227	9.5%
The increases in costs of services of $5.2 million, or 9.5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 were primarily due to increases in personnel expenses related to increased employee headcount and year-over-year increases in compensation and related benefits, including increases in personnel costs from the acquisition of BST of $1.5 million for the three months ended March 31, 2024. BST contributed $2.1 million to total costs of services in the three months ended March 31, 2024.
General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$30,918	$27,638	$3,280	11.9%
Stock-based compensation	3,939	2,811	1,128	40.1%
Transaction-related expenses	—	1,018	(1,018)	(100.0)%
Total general and administrative expenses	$34,857	$31,467	$3,390	10.8%

The increases in general and administrative expenses of $3.4 million, or 10.8%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 were primarily due to increases in personnel expenses of $9.6 million related to increases in employee headcount, year-over-year increases in compensation, and related fringe benefits, stock-based compensation, and contract labor, increases in equipment lease and maintenance of $1.0 million, and acquired net general and administrative expenses from BST of $0.9 million, offset by $7.6 million higher capitalized software development and decreases in transaction costs of $1.0 million.
Depreciation Expense
The increase of $2.8 million, or 15.3%, in depreciation expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in amortization of intangible assets for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to the acquisition of BST and the intangibles acquired in the transaction.
Loss on Impairment of Goodwill and Intangible Assets
For the three months ended March 31, 2024, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a $519.1 million loss on impairment of goodwill and intangible assets. This amount includes $516.4 million for the loss on impairment of goodwill, and $2.7 million for the loss on impairment of trade names. The loss on impairment of goodwill and intangible assets was primarily due to the use of a higher discount rate in response to significant declines in the stock price, and lower EBITDA multiples. There were no material changes in the forecasted revenues and expenses utilized in the analysis compared to November 1, 2023.
Interest Expense
The decrease in interest expense of $1.2 million, or 1.5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 were primarily due reductions in interest expense due to the swap rate agreements reducing our interest for the three months ended March 31, 2024, and to the repurchase and cancellation of our 5.750% Notes and Senior Convertible PIK Notes, offset by the increase in the interest rate on our Term Loan B. While our annualized weighted average cash interest rate increased by 0.06% across our total debt in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, our interest expense declined due to having a lower debt balance.
As of March 31, 2024, our long-term debt was $4,511.3 million and included (i) a $1,278.6 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $979.8 million of 5.750% Notes, (iv) $1,253.9 million of Senior Convertible PIK Notes, and net of (v) a discount on Term Loan B of $8.9 million, (vi) a discount on Senior Convertible PIK Notes of $17.4 million, and (vii) debt issue costs of $24.8 million. As of March 31, 2024, our total debt had an annualized weighted average cash interest rate of 6.82%. As of March 31, 2023, our total debt had an annualized weighted average cash interest rate of 6.76%.
As of December 31, 2023, our long-term debt was $4,532.7 million and included (i) a $1,281.9 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $979.8 million of 5.750% Notes, (iv) $1,275.0 million of Senior Convertible PIK Notes, and net of (v) a discount on Term Loan B of $9.3 million, (vi) a discount on Senior Convertible PIK Notes of $18.8 million, and (vii) debt issue costs of $25.9 million. As of December 31, 2023, our total debt had a weighted average cash interest rate of 6.83%.
Interest Income
The decrease in interest income of $2.3 million, or 71.4%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 was primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.
Gain on extinguishment of debt
During the three months ended March 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
During the three months ended March 31, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2023 to March 31, 2024, the fair value of the Private Placement Warrants remained substantially unchanged and the fair value of the Unvested Founder Shares decreased by $0.1 million. The decrease was primarily due to the decrease in the stock price of the Company's Class A common stock and the passage of time over that period.
(Benefit) provision for income taxes
Net loss before income taxes for the three months ended March 31, 2024 of $561.7 million generated a benefit for income taxes of $22.0 million. Net income before income taxes for the three months ended March 31, 2023 of $1.9 million generated a provision for income taxes of $1.7 million.
The effective tax rate for the three months ended March 31, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, and state taxes. The effective tax rate for the three months ended March 31, 2023 differed from the statutory rate primarily due to stock-based compensation expense, non-deductible mark-to-market liability, and state taxes.

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $69.2 million, which includes restricted cash of $10.5 million. We have $442.1 million of loan availability under the revolving credit facility. As of March 31, 2024, we had four letters of credit totaling $7.9 million of utilization against the revolving credit facility. Three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of March 31, 2024 and December 31, 2023. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $6.1 million as of March 31, 2024 and December 31, 2023.
On February 27, 2023, the Board approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2024. As of March 31, 2024, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $25.6 million including commissions, of which $10.4 million was spent during the three months ended March 31, 2024.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our working capital and capital expenditure and other cash requirements for the next twelve months and for the long term. We may from time to time at our sole discretion, purchase, redeem, or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$49,716	$64,215
Investing activities	$(30,544)	$(23,101)
Financing activities	$(31,488)	$(109,437)
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $14.5 million, or 22.6%, primarily due to lower earnings once adjusted for non-cash items, and favorable changes in working capital. Changes in our working capital requirements reflect the increase in accrued taxes, partially offset by an increase in our trade receivables.
Cash Flows from Investing Activities
Net cash used in investing activities increased $7.4 million, or 32.2%, as compared to the prior-year period, primarily due to higher investments in the development of new products and services.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $77.9 million, or 71.2%, as compared to the prior-year period, primarily due to lower repurchases of debt instruments by $85.1 million.

Term Loans and Revolvers
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of Revolver B.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.86% as of March 31, 2024.
Prior to July 1, 2023, the London Interbank Offered Rate was used to calculate the interest on Term Loan B and Revolver B.
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The Company entered into these agreements to eliminate or reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The blended rate for Term Loan B factoring in the effect of the interest rate swap agreements was 9.39% as of March 31, 2024 and 9.53% as of December 31, 2023.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at March 31, 2024 and 0.375% at March 31, 2023. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the agreement.
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
During the three months ended March 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 3.78 times, 3.01 times, and 3.70 times as of March 31, 2024, March 31, 2023 and December 31, 2023, respectively.
As of March 31, 2024, March 31, 2023 and December 31, 2023 we were in compliance with all of the debt covenants.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2023 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2023 Annual Report.
Customer Concentration
Three customers individually accounted for 25%, 22% and 8% of revenues for the year ended December 31, 2023. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. For further discussion on our customer concentration, please refer to Item 1A. “Risk Factors” in our 2023 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2023 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of March 31, 2024, there were no material changes in the market risks described in our 2023 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of March 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The table below represents the Company's repurchase of shares of its Class A common stock during the three months ended March 31, 2024.

(in thousands, except share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased
Period
January 1 - 31, 2024
Repurchase program(a)	1,655,105	$1.16	1,655,105	$82,868

February 1 - 29, 2024
Repurchase program(a)	3,313,777	$1.15	3,313,777	$79,050

March 1 - 31, 2024
Repurchase program(a)	5,256,573	$0.88	5,256,573	$74,412

Total
Repurchase program(a)	10,225,455	$1.01	10,225,455	$74,412
(a) On November 8, 2023, the Company announced that its Board extended the Company’s current $100 million program to repurchase shares (the “Share Repurchase Program”) of the Company’s common stock through December 31, 2024. Repurchases under the share repurchase program may be made in amounts and at prices the Company deems appropriate and may be made pursuant to a trading plan intended to qualify under Rule 10b5-1 of the Exchange Act. Repurchases by the Company under the share repurchase program will be subject to general market and economic conditions, applicable legal requirements and other considerations, and the share repurchase program may be suspended, modified or discontinued at any time without prior notice at the Company’s discretion.

Item 5. Other Information
(a)    During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
(b)    As previously disclosed, on March 28, 2024, the Company received a written notice from the New York Stock Exchange (the "NYSE") that it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual as the average closing price of the Company’s Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period ending March 27, 2024. The Company is considering available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval no later than September 28, 2024, if necessary, to regain compliance.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter, dated November 29, 2022, by and between MultiPlan Corporation and Carol Nutter.					X
10.2	Offer Letter, dated February 15, 2024, by and between MultiPlan Corporation and Jerome Hogge.	8-K	001-39228	10.1	March 7, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 9, 2024

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer