Form 10-Q
period 2024-06-30
MultiPlan Corp
filed 2024-08-02
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of July 22, 2024, 645,723,791 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"IDR" are to independent dispute resolution;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,767	$71,547
Restricted cash	10,402	9,947
Trade accounts receivable, net	81,420	76,558
Unbilled IDR fees	13,709	8,197
Prepaid expenses	23,969	23,432
Prepaid taxes	—	1,364
Other current assets, net	13,991	2,548
Total current assets	192,258	193,593
Property and equipment, net	286,777	267,429
Operating lease right-of-use assets	17,350	19,680
Goodwill	2,758,951	3,829,002
Other intangibles, net	2,458,565	2,633,207
Other assets, net	28,378	21,776
Total assets	$5,742,279	$6,964,687
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,287	$19,590
Accrued interest	55,878	56,827
Accrued taxes	12,790	—
Operating lease obligation, short-term	4,818	4,792
Current portion of long-term debt	13,250	13,250
Accrued compensation	32,179	44,720
Accrued legal contingencies	23,123	12,123
Other accrued expenses	16,512	15,437
Total current liabilities	180,837	166,739
Long-term debt	4,510,765	4,532,733
Operating lease obligation, long-term	14,658	17,124
Private Placement Warrants and Unvested Founder Shares	88	477
Deferred income taxes	428,060	521,707
Other liabilities	4,507	16,783
Total liabilities	5,138,915	5,255,563
Commitments and contingencies (Note 8)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 675,438,163 and 667,808,296 issued; 645,723,791 and 648,319,379 shares outstanding	67	67
Additional paid-in capital	2,358,874	2,348,505
Accumulated other comprehensive loss	(1,121)	(11,778)
Retained deficit	(1,615,723)	(499,307)
Treasury stock — 29,714,372 and 19,488,917 shares	(138,733)	(128,363)
Total shareholders’ equity	603,364	1,709,124
Total liabilities and shareholders’ equity	$5,742,279	$6,964,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$233,476	$237,991	$467,984	$474,585
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	61,369	59,007	121,446	113,857
General and administrative expenses	34,551	39,750	69,408	71,217
Depreciation	21,811	18,901	42,800	37,107
Amortization of intangible assets	85,971	85,626	171,942	170,753
Loss on impairment of goodwill and intangible assets	553,701	—	1,072,751	—
Total expenses	757,403	203,284	1,478,347	392,934
Operating (loss) income	(523,927)	34,707	(1,010,363)	81,651
Interest expense	81,129	82,475	163,327	165,903
Interest income	(551)	(2,366)	(1,477)	(5,605)
Gain on extinguishment of debt	—	—	(5,913)	(36,778)
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(259)	763	(389)	2,394
Net loss before taxes	(604,246)	(46,165)	(1,165,911)	(44,263)
Benefit for income taxes	(27,519)	(9,795)	(49,495)	(8,102)
Net loss	$(576,727)	$(36,370)	$(1,116,416)	$(36,161)

Weighted average shares outstanding – Basic	644,679,833	643,339,328	645,499,738	640,996,659
Weighted average shares outstanding – Diluted	644,679,833	643,339,328	645,499,738	640,996,659

Net loss per share – Basic	$(0.89)	$(0.06)	$(1.73)	$(0.06)
Net loss per share – Diluted	$(0.89)	$(0.06)	$(1.73)	$(0.06)

Net loss	(576,727)	(36,370)	(1,116,416)	(36,161)
Other comprehensive income:
Change in unrealized gains (losses) on interest rate swaps, net of tax	2,115	—	10,657	—
Comprehensive loss	$(574,612)	$(36,370)	$(1,105,759)	$(36,161)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2024

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	673,899,672	$67	$2,351,280	$(3,236)	$(1,038,996)	(29,714,372)	$(138,733)	$1,170,382

Stock Incentive Plans	688,579	—	7,266	—	—	—	—	7,266
Tax withholding related to vesting of equity awards	—	—	(3)	—	—	—	—	(3)
Gains arising during the period on Interest rate swaps	—	—	—	593	—	—	—	593
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	1,522	—	—	—	1,522
Issuance of common stock in connection with employee stock purchase plan	849,912	—	331	—	—	—	—	331
Net loss	—	—	—	—	(576,727)	—	—	(576,727)
Balance at end of period	675,438,163	$67	$2,358,874	$(1,121)	$(1,615,723)	(29,714,372)	$(138,733)	$603,364

	Three Months Ended June 30, 2023

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	667,242,169	$67	$2,333,687	$—	$(347,591)	(32,365,653)	$(197,887)	$1,788,276

Stock Incentive Plans	139,086	—	4827	—	—	—	—	4,827
Tax withholding related to vesting of equity awards	—	—	(5)	—	—	—	—	(5)
Stock consideration paid for BST acquisition	—	—	—	—	(59,810)	21,588,652	79,024	19,214
Repurchase of common stock	—	—		—	—	(7,123,459)	(7,422)	(7,422)
Net loss	—	—	—	—	(36,370)	—	—	(36,370)
Balance at end of period	667,381,255	$67	$2,338,509	$—	$(443,771)	(17,900,460)	$(126,285)	$1,768,520

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Six Months Ended June 30, 2024

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	667,808,296	$67	$2,348,505	$(11,778)	$(499,307)	(19,488,917)	$(128,363)	$1,709,124

Stock Incentive Plans	6,152,871	—	12,885	—	—	—	—	12,885
Tax withholding related to vesting of equity awards	—	—	(3,355)	—	—	—	—	(3,355)
Gains arising during the period on Interest rate swaps	—	—	—	7,556	—	—	—	7,556
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	3,101	—	—	—	3,101
Repurchase of common stock	—	—	—	—	—	(10,225,455)	(10,370)	(10,370)
Issuance of common stock in connection with employee stock purchase plan	1,476,996	—	839	—	—	—	—	839
Net loss	—	—	—	—	(1,116,416)	—	—	(1,116,416)
Balance at end of period	675,438,163	$67	$2,358,874	$(1,121)	$(1,615,723)	(29,714,372)	$(138,733)	$603,364

	Six Months Ended June 30, 2023

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	666,290,344	$67	$2,330,444	$—	$(347,800)	(27,117,406)	$(192,169)	$1,790,542

Stock Incentive Plans	1,090,911	—	8,522	—	—	—	—	8,522
Tax withholding related to vesting of equity awards	—	—	(457)	—	—	—	—	(457)
Stock consideration paid for BST acquisition	—	—	—	—	(59,810)	21,588,652	79,024	19,214
Repurchase of common stock	—	—	—	—	—	(12,371,706)	(13,140)	(13,140)
Net loss	—	—	—	—	(36,161)	—	—	(36,161)
Balance at end of period	667,381,255	$67	$2,338,509	$—	$(443,771)	(17,900,460)	$(126,285)	$1,768,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(1,116,416)	$(36,161)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,800	37,107
Amortization of intangible assets	171,942	170,753
Amortization of the right-of-use asset	2,330	2,865
Loss on impairment of goodwill and intangible assets	1,072,751	—
Stock-based compensation	13,011	8,522
Deferred income taxes	(97,024)	(47,167)
Amortization of debt issuance costs and discounts	5,818	5,106
Gain on extinguishment of debt	(5,913)	(36,778)
Loss on disposal of property and equipment	130	243
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(389)	2,394
Changes in assets and liabilities:
Accounts receivable, net	(4,862)	11,056
Prepaid expenses and other assets	(22,747)	522
Prepaid taxes	1,364	(15,844)
Operating lease obligation	(2,440)	(3,513)
Accounts payable, accrued interest, accrued taxes, accrued expenses, legal contingencies and other	7,832	(27,205)
Net cash provided by operating activities	68,187	71,900
Investing activities:
Purchases of property and equipment	(55,989)	(55,095)
BST Acquisition, net of cash acquired	—	(141,294)
Net cash used in investing activities	(55,989)	(196,389)
Financing activities:
Repurchase of 5.750% Notes	—	(99,954)
Repayments of Term Loan B	(6,625)	(6,625)
Repurchase of Senior Convertible PIK Notes	(14,886)	—
Taxes paid on settlement of vested share awards	(3,355)	(457)
Purchase of treasury stock	(10,370)	(13,140)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	713	—
Net cash used in financing activities	(34,523)	(120,176)
Net decrease in cash, cash equivalents and restricted cash	(22,325)	(244,665)
Cash, cash equivalents and restricted cash at beginning of period	81,494	340,559
Cash, cash equivalents and restricted cash at end of period	$59,169	$95,894

Cash and cash equivalents	$48,767	$89,757
Restricted cash	10,402	6,137
Cash, cash equivalents and restricted cash at end of period	$59,169	$95,894

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$14,937	$4,206
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(158,395)	$(161,484)
Income taxes, net of refunds	$(34,083)	$(55,533)
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2023 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2024 and December 31, 2023, and its results of operations and cash flows for the three and six months ended June 30, 2024 and 2023 have been included.
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

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues
Network-Based Services	$45,723	$57,148	$91,878	$114,343
PSAV	31,647	41,288	62,869	82,238
PEPM	12,356	14,431	25,409	29,329
Other	1,720	1,429	3,600	2,776
Analytics-Based Services	159,896	151,441	319,988	303,861
PSAV	148,758	143,420	297,373	290,760
PEPM	9,177	7,142	18,578	12,222
Other	1,961	879	4,037	879
Payment and Revenue Integrity Services	27,857	29,402	56,118	56,381
PSAV	27,749	29,302	55,901	56,174
PEPM	108	100	217	207
Total Revenues	$233,476	$237,991	$467,984	$474,585
Percent of PSAV revenues	89.2%	89.9%	88.9%	90.4%
Percent of PEPM revenues	9.3%	9.1%	9.4%	8.8%
Percent of other revenues	1.6%	1.0%	1.6%	0.8%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the six months ended June 30, 2024.
The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial in all periods presented.
As part of our surprise billing services, we help our clients for federal disputes take claims through an independent dispute resolution ("IDR") process and we pay IDR fees on their behalf. IDR fees include an administrative fee to cover the costs for administration of the IDR process; and an Independent Dispute Resolution Entity ("IDRE") fee to cover dispute resolution services. These IDR fees are then collected from either our clients or the IDREs, depending on the outcome of the dispute.
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
The Company elected to apply the hedge accounting rules in accordance with authoritative guidance for the agreements entered into during the twelve months ended December 31, 2023. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’

equity and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects "Earnings".
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
Following the consummation of the transactions, the Company entered into separately recognized transactions with key employees and service providers of BST who are employed or engaged by the Company and are eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of BST are met over three to five years. The aggregate potential cash payments under this plan are $66.0 million if the target annual recurring revenue targets are achieved, with additional aggregate potential cash payments of up to $16.5 million if the maximum annual recurring revenue targets are achieved. If a minimum threshold as a percentage of target annual recurring revenue is not achieved, no cash payments will be due. The Company will account for the incentive payments as post-combination compensation costs.
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
In connection with the BST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $6.8 million for the three and six months ended June 30, 2023, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. No transaction costs were incurred during the three and six months ended June 30, 2024.
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

Revenues	$1,090,810
Net loss	(586,093)

3.    Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		June 30, 2024			December 31, 2023
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,230,784)	$1,966,696	$4,197,480	$(2,090,703)	$2,106,777
Provider network	15 years	896,800	(482,279)	414,521	896,800	(452,386)	444,414
Technology	6 years	21,850	(7,198)	14,652	21,850	(5,455)	16,395
Trade names	9 years	2,670	(1,044)	1,626	2,670	(919)	1,751
Trade names	Indefinite	60,300	—	60,300	63,000	—	63,000
Non-compete	5 years	1,000	(230)	770	1,000	(130)	870
Total		$5,180,100	$(2,721,535)	$2,458,565	$5,182,800	$(2,549,593)	$2,633,207
Goodwill for the three and six months ended June 30, 2024 and 2023 was as follows:

(in thousands)	2024	2023
Beginning balance, January 1	$3,829,002	$3,705,199
Loss on impairment	(516,350)	—
Ending balance, March 31	$3,312,652	$3,705,199
Acquisitions	—	124,157
Loss on impairment	(553,701)	—
Ending balance, June 30	$2,758,951	$3,829,356
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $2,759.0 million and $3,829.0 million as of June 30, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024
We concluded that the significant declines in our stock price and market capitalization during the month of March 2024 represented a triggering event and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of March 31, 2024.
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
The loss on impairment of goodwill and intangible assets was primarily due to the use of a higher discount rate in response to significant declines in our stock price and lower EBITDA multiples. There were no material changes in the forecasted revenues and expenses utilized in the analysis compared to November 1, 2023.
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

During the three months ended June 30, 2024
We concluded that the significant declines in our stock price and market capitalization during the three months ended June 30, 2024, along with revised forecasts, represented triggering events and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of June 30, 2024.
No impairment was recorded for our indefinite-lived trade names during the three months ended June 30, 2024 as their fair value exceeded their carrying value.
The quantitative assessment of our goodwill as of June 30, 2024 indicated that the estimated fair value of the reporting unit was less than its carrying value, and as a result a loss on impairment of $553.7 million was recorded during the three months ended June 30, 2024.
The loss on impairment of goodwill was primarily due to the use of lower projected cash flows, lower EBITDA multiples and the use of a higher discount rate in response to the estimation uncertainty of our cash flow projections.
The Company incurred a goodwill impairment charge of $553.7 million during three months ended June 30, 2024. Of this impairment charge, $522.1 million is permanently nondeductible for income tax purposes resulted in an income tax expense of $109.6 million. The impairment charge is treated as a discrete item for the three months ended June 30, 2024, which impacted our effective tax rate versus our statutory tax rate.
Impairment losses are included in Loss on impairment of goodwill and intangible assets in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. No impairment was recorded in the three and six months ended June 30, 2023.
In the quantitative impairment test of goodwill performed in the three months ended June 30, 2024, we calculate the estimated enterprise fair value of the reporting unit using (i) a discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, forecasted expenses, the terminal growth rate and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. Following the goodwill impairment the carrying value of this reporting unit equaled its fair value as of June 30, 2024. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges in the future.
4.    Derivative Financial Instruments
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
The Company records derivatives on the balance sheet at fair value, as described in Note 7 Fair Value Measurements. The gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.

The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented:

(in thousands)	2024
Balance as of January 1	$(11,778)
Unrealized gain recognized in other comprehensive income before reclassifications	$6,963
Reclassifications to interest expense	$1,579
Balance as of March 31, net of tax	$(3,236)
Unrealized gain recognized in other comprehensive income before reclassifications	$593
Reclassification to interest expense	$1,522
Balance as of June 30, net of tax	$(1,121)
There was no cash flow hedge activity during the three and six months ended June 30, 2023.
The Company recognized gains related to the cash flow derivatives of $1.5 million and $3.1 million during the three and six months ended June 30, 2024, respectively. The gains are recognized within interest expense in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
The following table represents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets:

(in thousands)	Fair Value at June 30, 2024	Fair Value at December 31, 2023
Derivatives designated as cash flow hedging instruments:
Other current assets, net	$3,536	$1,822
Other liabilities	$4,507	$16,782

5.    Long-Term Debt
As of June 30, 2024, and December 31, 2023, long-term debt consisted of the following:

	Key Terms				June 30, 2024	December 31, 2023
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,288,563	$1,295,188
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	979,827	979,827
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,253,890	1,275,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	64	15
Long-term debt					4,572,344	4,600,030
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(8,407)	(9,331)
Discount – Senior Convertible PIK Notes					(16,311)	(18,833)
Less: debt discounts, net					(24,718)	(28,164)
Debt issuance costs - Term Loan B					(4,575)	(5,079)
Debt issuance costs - 5.50% Senior Secured Notes					(10,059)	(10,933)
Debt issuance costs - 5.750% Notes					(8,977)	(9,871)
Less: debt issuance costs, net					(23,611)	(25,883)
Long-term debt, net					$4,510,765	$4,532,733
(1)Beginning December 31, 2021 and quarterly thereafter, we will repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.86% as of June 30, 2024.
(3)The Senior Convertible PIK Notes are convertible into shares of the Company's Class A common stock based on a $13.00 conversion price, subject to customary anti-dilution adjustments.
During the six months ended June 30, 2024, the Company purchased and cancelled $21.1 million of the Senior Convertible PIK Notes. The repurchases resulted in the recognition of a gain on extinguishment of $5.9 million during the six months ended June 30, 2024, which are included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. No repurchases were made during the three months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
6.    Private Placement Warrants and Unvested Founder Shares
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
As of June 30, 2024 and December 31, 2023, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	June 30, 2024	December 31, 2023
Private Placement Warrants	$45	$183
Unvested Founder Shares	$43	$294
For the three and six months ended June 30, 2024, the change in fair values was primarily due to the change in expected term and the decrease in the price of the Company's Class A common stock over that period. The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include (gains) losses related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Private Placement Warrants	$(112)	$143	$(138)	$905
Unvested Founder Shares	(147)	620	(251)	1,489
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(259)	$763	$(389)	$2,394
7.    Fair Value Measurements
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
Cash and cash equivalents as of June 30, 2024 and December 31, 2023 included money market funds of $20.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of June 30, 2024 and December 31, 2023, the Company's carrying amount and fair value of long-term debt consisted of the following:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
Term Loan B, net of discount (includes current portion)	$1,280,156	$1,034,366	$1,285,857	$1,243,424
5.50% Senior Secured Notes	1,050,000	791,700	1,050,000	946,050
5.750% Notes	979,827	509,510	979,827	805,418
Senior Convertible PIK Notes, net of discount	1,237,579	879,919	1,256,167	869,268
Finance lease obligations	64	64	15	15
Total Long-term Debt	$4,547,626	$3,215,559	$4,571,866	$3,864,175
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were impairment charges of $553.7 million for goodwill and $1,072.8 million for goodwill and long-lived intangible assets for the three and six months ended June 30, 2024, respectively, and none for the three and six months ended June 30, 2023.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At June 30, 2024, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.

8.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of June 30, 2024 and December 31, 2023. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million outstanding as of June 30, 2024 and December 31, 2023.
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
On July 11, 2024, we settled litigation filed in 2014 in which a dialysis company alleged that an entity we acquired in 2011 was liable for certain payments owed to the dialysis provider. As a result of this settlement, we have recorded a receivable of $9.8 million for the expected recoveries from insurers in other current assets, with a corresponding increase in accrued legal contingencies on our Unaudited Condensed Consolidated Balance Sheets and no impact to our unaudited condensed consolidated statements of loss and comprehensive loss.
The Company has been named in numerous federal lawsuits asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out of network reimbursements in violation of applicable antitrust law. These lawsuits have been filed in the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits are in the process of being centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation. We believe these lawsuits are without merit and intend to vigorously defend the Company.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage, appeal bonds or similar instrument posted, and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss during the period of the change and appropriately reflected in accrued legal contingencies on the accompanying unaudited condensed consolidated balance sheets.
9.    Shareholder's Equity
On February 27, 2023, the Board approved a repurchase program, authorizing, but not obligating, the Company's repurchase of up to an aggregate amount of $100.0 million of its Class A common stock from time to time through December 31, 2023. On November 8, 2023, the Board extended the repurchase program through December 31, 2024. As of June 30, 2024, the Company has spent $25.6 million, including commissions, for the repurchase of its Class A common stock as part of this program using cash on hand, of which $10.4 million was spent during the six months ended June 30, 2024. No repurchases were made during the three months ended June 30, 2024.
On May 8, 2023, the Company issued stock consideration of 21,588,652 shares of Company Class A common stock for the acquisition of BST.

10.    Basic and Diluted Loss Per Share
Basic and diluted loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2024	2023	2024	2023
Numerator for earnings per share calculation
Net loss	$(576,727)	$(36,370)	$(1,116,416)	$(36,161)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	644,679,833	643,339,328	645,499,738	640,996,659
Effect of stock-based compensation	—	—	—	—
Weighted average number of shares outstanding – diluted	644,679,833	643,339,328	645,499,738	640,996,659
(Loss) Income per share – basic and diluted:
Net (loss) income per share – basic	$(0.89)	$(0.06)	$(1.73)	$(0.06)
Net (loss) income per share – diluted	$(0.89)	$(0.06)	$(1.73)	$(0.06)
For the three and six months ended June 30, 2024 and June 30, 2023, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
11.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include related party expenses of $23 thousand and $59 thousand for the three and six months ended June 30, 2024 and $92 thousand and $155 thousand for the three and six months ended June 30, 2023. These expenses are associated with a software license from Abacus Insights, Inc., as well as customer service software and captive management services from companies controlled by Hellman & Friedman LLC.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $37 thousand and $36 thousand from related parties as of June 30, 2024 and December 31, 2023, respectively.

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
•our ability to protect proprietary information, processes, and applications;
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
Company Overview

MultiPlan is a market leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency, and fairness to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.

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
•Payment and Revenue Integrity Services reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore premium dollars underpaid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved; and
•Data and Decision Science Services reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive, and prescriptive analytics that enable customers to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. We formed this new service category in the second quarter of 2023 and accelerated its development through the acquisition of BST. Data and Decisions Science Services are generally priced based on a subscription, licensing, or per-member-per month basis.
•Additionally, in 2023 the Company entered into a partnership agreement with ECHO Health, Inc. ("ECHO"), which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.
We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers. For the six months ended June 30, 2024 and June 30, 2023 and year ended December 31, 2023, our comprehensive services identified approximately $11.9 billion, $11.2 billion, and $22.9 billion in potential medical cost savings, respectively.

Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claim savings for our customers. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified across our products and revenue streams, including PEPM and PSAV, for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023
Commercial Health Plans
Medical charges processed	$19,841	$18,744	5.9%	$38,146	$37,150	2.7%
Potential medical cost savings	$5,828	$5,351	8.9%	$11,228	$10,618	5.7%
Potential savings as a % of charges	29.4%	28.5%		29.4%	28.6%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$25,420	$24,332	4.5%	$48,635	$45,653	6.5%
Potential medical cost savings	$345	$308	12.0%	$681	$611	11.5%
Potential savings as a % of charges	1.4%	1.3%		1.4%	1.3%
Total
Medical charges processed	$45,261	$43,076	5.1%	$86,781	$82,803	4.8%
Potential medical cost savings	$6,173	$5,659	9.1%	$11,909	$11,229	6.1%
Potential savings as a % of charges	13.6%	13.1%		13.7%	13.6%
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

General and Administrative Expenses
General and administrative expenses include corporate management and governance functions composed of general management, legal, treasury, tax, real estate, financial reporting, auditing, benefits and human resource administration, communications, public relations, billing, and information management. In addition, general and administrative expenses include taxes, insurance, advertising, transaction costs, and other general expenses.
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
Income Tax Benefit
Income tax benefit consists of federal, state, and local income taxes.
Non-GAAP Financial Measures
We use EBITDA, Adjusted EBITDA, and Adjusted EPS to evaluate our financial performance. EBITDA, Adjusted EBITDA, and Adjusted EPS are financial measures that are not presented in accordance with GAAP. We believe the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our financial operating results of our core business.
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
In evaluating EBITDA, Adjusted EBITDA, and Adjusted EPS, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation.
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net loss adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, loss on impairment of goodwill and intangible assets, and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net loss adjusted for amortization of intangible assets, stock-based compensation, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, other expense, (gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares, loss on impairment of goodwill and intangible assets, and tax effect of adjustments to arrive at Adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(576,727)	$(36,370)	$(1,116,416)	$(36,161)
Adjustments:
Interest expense	81,129	82,475	163,327	165,903
Interest income	(551)	(2,366)	(1,477)	(5,605)
Benefit for income taxes	(27,519)	(9,795)	(49,495)	(8,102)
Depreciation	21,811	18,901	42,800	37,107
Amortization of intangible assets	85,971	85,626	171,942	170,753
Non-income taxes	580	662	1,108	1,003
EBITDA	$(415,306)	$139,133	$(788,211)	$324,898
Adjustments:
Other expenses, net(1)	426	353	1,067	238
Integration expenses	791	788	1,144	1,831
Change in fair value of Private Placement Warrants and unvested founder shares	(259)	763	(389)	2,394
Transaction-related expenses	—	6,818	—	7,836
Gain on extinguishment of debt	—	—	(5,913)	(36,778)
Loss on impairment of goodwill and intangible assets	553,701	—	1,072,751	—
Stock-based compensation	7,317	4,827	13,011	8,522
Adjusted EBITDA	$146,670	$152,682	$293,460	$308,941
(1) "Other expenses, net" represent miscellaneous non-recurring income, miscellaneous non-recurring expense, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the three and six months ended June 30, 2024 and June 30, 2023 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation.
For the three and six months ended June 30, 2024, interest expense for MultiPlan Corporation was higher than MPH by $19.3 million and $39.6 million, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. For the three and six months ended June 30, 2023, interest expense for MultiPlan Corporation was higher than MPH by $20.6 million and $41.2 million, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes.
The change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH.
In the three and six months ended June 30, 2024, EBITDA expenses for MultiPlan Corporation were lower than MPH by $0.7 million and $1.3 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation. In the three and six months ended June 30, 2023, EBITDA expenses for MultiPlan Corporation were lower than MPH by $1.0 million and $1.9 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(576,727)	$(36,370)	$(1,116,416)	$(36,161)
Adjustments:
Amortization of intangible assets	85,971	85,626	171,942	170,753
Other expenses, net	426	353	1,067	238
Integration expenses	791	788	1,144	1,831
Change in fair value of Private Placement Warrants and unvested founder shares	(259)	763	(389)	2,394
Transaction-related expenses	—	6,818	—	7,836
Gain on extinguishment of debt	—	—	(5,913)	(36,778)
Stock-based compensation	7,317	4,827	13,011	8,522
Loss on impairment of goodwill and intangible assets	553,701	—	1,072,751	—
Estimated tax effect of adjustments	(30,985)	(24,228)	(58,201)	(37,725)
Adjusted net income	$40,235	$38,577	$78,996	$80,910

Weighted average shares outstanding – Basic	644,679,833	643,339,328	645,499,738	640,996,659

Net income per share – basic	$(0.89)	$(0.06)	$(1.73)	$(0.06)
Adjusted EPS	$0.06	$0.06	$0.12	$0.13
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
Cyberattack on U.S. Healthcare Infrastructure
In first quarter 2024, there was a cyberattack on a critical piece of the U.S. healthcare infrastructure from a data security breach that disrupted claims flows upstream from our services. While it is difficult to precisely quantify the claims impact, we believe this delayed the receipt of certain medical claims and contributed to lower medical claims volumes in first and second quarter of 2024.
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
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. Acquired expenses from the acquisition of BST are included in costs of services and general and administrative expenses for the three and six months ended June 30, 2024.
Debt Repurchase and Cancellation
During the six months ended June 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.

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
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The following table provides the results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues
Network-Based Services	$45,723	$57,148	$(11,425)	(20.0)%	$91,878	$114,343	$(22,465)	(19.6)%
Analytics-Based Services	159,896	151,441	8,455	5.6%	319,988	303,861	16,127	5.3%
Payment and Revenue Integrity Services	27,857	29,402	(1,545)	(5.3)%	56,118	56,381	(263)	(0.5)%
Total Revenues	$233,476	$237,991	$(4,515)	(1.9)%	$467,984	$474,585	$(6,601)	(1.4)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	61,369	59,007	2,362	4.0%	121,446	113,857	7,589	6.7%
General and administrative expenses	34,551	39,750	(5,199)	(13.1)%	69,408	71,217	(1,809)	(2.5)%
Depreciation expense	21,811	18,901	2,910	15.4%	42,800	37,107	5,693	15.3%
Amortization of intangible assets	85,971	85,626	345	0.4%	171,942	170,753	1,189	0.7%
Loss on impairment of goodwill and intangible assets	553,701	—	553,701	NM	1,072,751	—	1,072,751	NM
Operating (loss) income	(523,927)	34,707	(558,634)	NM	(1,010,363)	81,651	(1,092,014)	NM
Interest expense	81,129	82,475	(1,346)	(1.6)%	163,327	165,903	(2,576)	(1.6)%
Interest income	(551)	(2,366)	1,815	76.7%	(1,477)	(5,605)	4,128	73.6%
Gain on extinguishment of debt	—	—	—	NM	(5,913)	(36,778)	30,865	83.9%
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(259)	763	(1,022)	133.9%	(389)	2,394	(2,783)	116.2%
Net loss before taxes	(604,246)	(46,165)	(558,081)	NM	(1,165,911)	(44,263)	(1,121,648)	NM
Benefit for income taxes	(27,519)	(9,795)	(17,724)	180.9%	(49,495)	(8,102)	(41,393)	510.9%
Net loss	$(576,727)	$(36,370)	$(540,357)	NM	$(1,116,416)	$(36,161)	$(1,080,255)	NM
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $4.5 million, or 1.9%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease in revenues was due to the decrease in Network-Based Services revenues of $11.4 million and the decrease in Payment and Revenue Integrity Services Revenues of $1.5 million, offset by the increase in Analytics-Based Services revenues of $8.5 million during this time period.
Revenues decreased by $6.6 million, or 1.4%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease in revenues was due to the decrease in Network-Based Services revenues of $22.5 million and the decrease in Payment and Revenue Integrity Services revenues of $0.3 million, offset by the increase in Analytics-Based Services revenues of $16.1 million during this time period, as explained below.

Network-Based Services revenues decreased $11.4 million, or 20.0%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Approximately $3 million of the decrease was primarily related to customer and program attrition, and approximately $8 million of the reduction was from substitution of Analytics-Based Services in lieu of Network-Based Services and lower medical savings on PSAV claims received from customers. Medical savings were impacted by reduced claims volumes from a cyberattack at a major claims clearinghouse, which disrupted claims flows across the healthcare industry and ultimately downstream to our platform. These lower volumes contributed to the decrease in Network-Based Services PSAV revenues of $9.6 million and the decrease in PEPM network revenues of $2.1 million, offset by the increase in other network revenues of $0.3 million.
Network-Based Services revenues decreased $22.5 million, or 19.6%, in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Approximately $9 million of the decrease was primarily related to customer and program attrition, and approximately $13 million of the reduction was from substitution of Analytics-Based Services in lieu of Network-Based Services and lower medical savings on PSAV claims received from customers. Medical savings were impacted by reduced claims volumes from a cyberattack at a major claims clearinghouse, which disrupted claims flows across the healthcare industry and ultimately downstream to our platform. These lower volumes contributed to the decrease in Network-Based Services PSAV revenues of $19.4 million and the decrease in PEPM network revenues of $3.9 million, offset by the increase in other network revenues of $0.8 million.
Analytics-Based Services revenues increased $8.5 million, or 5.6%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase in revenues was primarily due to the increase in Analytics-Based Services PSAV revenues of $5.3 million as a result of the increase in medical savings on PSAV claims and the increase in PEPM and other revenues of $3.1 million, including an increase in acquired revenues of $1.7 million from the acquisition of BST.
Analytics-Based Services revenues increased $16.1 million, or 5.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase in revenues was primarily due to the increase in Analytics-Based Services PSAV revenues of $6.6 million as a result of increases in medical savings on PSAV claims and the increase in PEPM and other revenues of $9.5 million, including an increase in acquired revenues of $5.6 million from the acquisition of BST.
Payment and Revenue Integrity Services revenues decreased by $1.5 million, or 5.3%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was primarily in our pre-payment lines of business, offset by increases in our post-payment and revenue integrity lines of business. The decrease in Payment and Revenue Integrity Services was primarily in our PSAV revenues which declined by $1.6 million.
Payment and Revenue Integrity Services revenues decreased by $0.3 million, or 0.5%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was primarily in our pre-payment lines of business, offset by increases in our post-payment and revenue integrity lines of business. The decrease in Payment and Revenue Integrity Services was primarily in our PSAV revenues which declined by $0.3 million.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Personnel expenses excluding stock-based compensation	$49,589	$47,960	$1,629	3.4%	$99,486	$94,236	$5,250	5.6%
Stock-based compensation	2,299	1,533	766	50.0%	4,054	2,417	1,637	67.7%
Personnel expenses including stock-based compensation	51,888	49,493	2,395	4.8%	103,540	96,653	6,887	7.1%
Access and bill review fees	4,670	5,304	(634)	(12.0)%	9,571	9,799	(228)	(2.3)%
Other costs of services	4,811	4,210	601	14.3%	8,335	7,405	930	12.6%
Total costs of services	$61,369	$59,007	$2,362	4.0%	$121,446	$113,857	$7,589	6.7%
The increases in costs of services of $2.4 million and $7.6 million, respectively for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were primarily due to increases in personnel expenses related to increased employee headcount and year-over-year increases in compensation and related benefits, including increases in personnel costs from the acquisition of BST of $1.1 million and $2.6 million for the three and six months ended June 30, 2024, respectively. BST contributed $2.8 million and $4.9 million to total costs of services in the three and six months ended June 30, 2024, respectively as compared to $1.1 million for the three and six months ended June 30, 2023.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$29,533	$29,638	$(105)	(0.4)%	$60,451	$57,276	$3,175	5.5%
Stock-based compensation	5,018	3,294	1,724	52.3%	8,957	6,105	2,852	46.7%
Transaction-related expenses	—	6,818	(6,818)	(100.0)%	—	7,836	(7,836)	(100.0)%
Total general and administrative expenses	$34,551	$39,750	$(5,199)	(13.1)%	$69,408	$71,217	$(1,809)	(2.5)%

The decrease in general and administrative expenses of $5.2 million, or 13.1%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 was primarily due to the decrease in transaction costs of $6.8 million, partially offset by the increase in stock-based compensation of $1.7 million.
The decrease in general and administrative expenses of $1.8 million, or 2.5%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 was primarily due to the decrease in transaction costs of $7.8 million, decrease in insurance of $1.0 million, and $17.8 million increased capitalized software development, partially offset by the increase in personnel expenses of $17.5 million, professional fees of $4.0 million, equipment lease and maintenance of $2.0 million and net increases in other expenses of $1.3 million. The increase in personnel expenses related to increases in employee headcount, year-over-year increases in compensation, and related fringe benefits, and contract labor, including increases in stock-based compensation of $2.9 million. BST contributed $1.4 million and $2.4 million to total general and administrative expenses in the three and six months ended June 30, 2024, respectively, as compared to $1.5 million for the three and six months ended June 30, 2023.
Depreciation Expense
The increases in depreciation expenses of $2.9 million, or 15.4%, and $5.7 million, or 15.3%, for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, were due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increases in amortization of intangible assets for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 were primarily due to the acquisition of BST and the intangibles acquired in the transaction.
Loss on Impairment of Goodwill and Intangible Assets
For the three and six months ended June 30, 2024, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a loss on impairment of goodwill of $553.7 million and $1,070.1 million, respectively. A $2.7 million loss on impairment of trade names was recorded for the three months ended March 31, 2024 and no impairment was recorded for the three months ended June 30, 2024. The loss on impairment of goodwill and intangible assets was primarily due to the use of lower projected cash flows, lower EBITDA multiples and the use of a higher discount rate in response to the estimation uncertainty of our cash flow projections.
Interest Expense
The decrease in interest expense of $1.3 million and $2.6 million, for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023 were primarily due to reductions in interest expense due to the swap rate agreements reducing our total interest on the Term Loan B for the three and six months ended June 30, 2024, and to a lower debt balance primarily due to the repurchase and cancellation of our 5.750% Notes in 2023 and Senior Convertible PIK Notes in 2023 and 2024. Our annualized weighted average cash interest rate decreased by 0.09% across our total debt in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

As of June 30, 2024, our long-term debt was $4,510.8 million and included (i) a $1,275.3 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $979.8 million of 5.750% Notes, (iv) $1,253.9 million of Senior Convertible PIK Notes, and net of (v) a discount on Term Loan B of $8.4 million, (vi) a discount on Senior Convertible PIK Notes of $16.3 million, and (vii) debt issue costs of $23.6 million.
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
As of June 30, 2024 and June 30, 2023, our total debt had an annualized weighted average cash interest rate of 6.82% and 6.91%, respectively. As of December 31, 2023, our total debt had a weighted average cash interest rate of 6.83%.
Interest Income
The decreases in interest income of $1.8 million and $4.1 million for the three and six months ended June 30, 2024, respectively as compared to the three and six months ended June 30, 2023 were primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.
Gain on extinguishment of debt
During the six months ended June 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
During the six months ended June 30, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $36.8 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2023 to June 30, 2024, the fair value of the Private Placement Warrants decreased by $0.1 million and the fair value of the Unvested Founder Shares decreased by $0.3 million. The decrease was primarily due to the decrease in the stock price of the Company's Class A common stock and the passage of time over that period.
Benefit for income taxes
Net loss before income taxes for the three months ended June 30, 2024 of $604.2 million generated a benefit for income taxes of $27.5 million. Net loss before income taxes for the three months ended June 30, 2023 of $46.2 million generated a benefit for income taxes of $9.8 million.
Net loss before income taxes for the six months ended June 30, 2024 of $1,165.9 million generated a benefit for income taxes of $49.5 million. Net loss before income taxes for the six months ended June 30, 2023 of $44.3 million generated a benefit for income taxes of $8.1 million.
The effective tax rate for the six months ended June 30, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, and state taxes. The effective tax rate for the six months ended June 30, 2023 differed from the statutory rate primarily due to stock-based compensation expense, non-deductible mark-to-market liability, non-deductible transaction costs due to the BST acquisition and state tax expense.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $59.2 million, which includes restricted cash of $10.4 million. We have $442.1 million of loan availability under the revolving credit facility. As of June 30, 2024, we had four letters of credit totaling $7.9 million of utilization against the revolving credit facility. Three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of June 30, 2024 and December 31, 2023. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $6.1 million as of June 30, 2024 and December 31, 2023.

On February 27, 2023, the Board approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2024. As of June 30, 2024, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $25.6 million including commissions, of which $10.4 million was spent during the six months ended June 30, 2024.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our working capital and capital expenditure and other cash requirements for the next twelve months and for the long term. We may from time to time at our sole discretion, purchase, redeem, or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital, and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial, and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$68,187	$71,900
Investing activities	$(55,989)	$(196,389)
Financing activities	$(34,523)	$(120,176)
For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $3.7 million, or 5.2%, primarily due to lower earnings once adjusted for non-cash items, and less unfavorable changes in working capital. Changes in our working capital requirements reflect the increase in accrued taxes, partially offset by an increase in our trade receivables and other assets.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $140.4 million, or 71.5%, as compared to the prior-year period, primarily due to the acquisition of BST during the prior-year period.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $85.7 million, or 71.3%, as compared to the prior-year period, primarily due to lower repurchases of debt instruments by $85.1 million.
Term Loans and Revolvers
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of Revolver B.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.86% as of June 30, 2024.
Prior to July 1, 2023, the London Interbank Offered Rate was used to calculate the interest on Term Loan B and Revolver B.
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The Company entered into these agreements to eliminate or reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The blended rate for Term Loan B factoring in the effect of the interest rate swap agreements was 9.52% as of June 30, 2024 and 9.53% as of December 31, 2023.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at June 30, 2024 and 0.50% at June 30, 2023. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the agreement.
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
On October 29, 2020, the Company issued $1,300.0 million in aggregate principal amount of the 5.750% Notes. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750%, and the interest is payable semi-annually on May 1 and November 1 of each year.
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
During the six months ended June 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
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
•make certain loans, investments, or other restricted payments;
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 3.82 times, 3.54 times, and 3.70 times as of June 30, 2024, June 30, 2023, and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023 we were in compliance with all of the debt covenants.
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
See the footnotes to the EBITDA and Adjusted EBITDA reconciliation table provided above under “Non-GAAP Financial Measures” for material differences between the financial information of MultiPlan and MPH.
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
Critical Accounting Policies and Estimates
In preparing our Unaudited Condensed Consolidated Financial Statements, we are required to make judgments, assumptions, and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent liabilities. We base our assumptions and estimates primarily on historical experience and consider known and projected trends. On an ongoing basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates, and this difference would be reported in our current operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2023 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of June 30, 2024, there were no material changes in the market risks described in our 2023 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of June 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes during the three months ended June 30, 2024 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2023 Annual Report.
We operate in a litigious environment which may adversely affect our financial results.
We may, and in the past have, become involved in legal actions and claims arising in the ordinary course of business, including litigation regarding employment matters, breach of contract, violations of laws and regulations, and other commercial matters. Further, we are the subject of government investigations from time to time. Due to the inherent uncertainty in the litigation process, the resolution of any particular legal proceeding could result in changes to our products and business practices and could have a material adverse effect on our financial position and results of operations.
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers, such as MultiPlan, are sometimes made party to such suits or involved in related litigation. Further, MultiPlan may be, and has been in the past, made party to such lawsuits or litigation may be brought independently against MultiPlan under various legal bases, including, breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of ERISA or RICO, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation.

For example and relating to litigation on the basis of the violation of antitrust laws, the Company has been named in numerous federal lawsuits asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out of network reimbursements in violation of applicable antitrust law. These lawsuits have been filed in the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits are in the process of being centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation. We believe these lawsuits are without merit and intend to vigorously defend the Company.
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

Item 5. Other Information
(a)    During the six months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Amendment to the MultiPlan Corporation 2020 Omnibus Incentive Plan	8-K	001-39228	10.1	April 26, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the six months ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: August 2, 2024

MULTIPLAN CORPORATION

By:	/s/ James M. Head
James M. Head
Executive Vice President and Chief Financial Officer