Form 10-Q
period 2024-09-30
MultiPlan Corp
filed 2024-11-06
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of October 28, 2024, 16,171,197 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

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

"Common PIPE Investment" are to the private placement pursuant to which Churchill entered into subscription agreements with certain investors whereby such investors subscribed for (a) 3,250,000 shares of Churchill's Class A common stock at a purchase price of $400.00 per share for an aggregate commitment of $1,300,000,000 and (b) warrants to purchase 162,500 shares of Churchill's Class A Common Stock (for each share of Churchill's Class A common stock subscribed, the investor received 1/20th of a warrant to purchase one share of Churchill's Class A common stock, with each whole warrant having a strike price of $500.00 per share and a maturity date of October 8, 2025). The Common PIPE Investment was subject to an original issue discount (which was paid in additional shares of Churchill's Class A common stock) of 1% for subscriptions of $250,000,000 or less and 2.5% for subscriptions of more than $250,000,000, which resulted in an additional 51,250 shares of Churchill's Class A common stock being issued. The Common PIPE Investment was consummated on the Closing Date;

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

"PIPE Warrants" are to the warrants to purchase Churchill's Class A common stock issued in connection with the Common PIPE Investment, on terms identical to the terms of the Private Placement Warrants, other than the exercise period that started on November 7, 2020, the exercise price which is $500.00 per share and the redemption feature that exists for all holders of the PIPE warrants;

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

"Reverse Stock Split" are to the 1-for-40 reverse stock split of the Common Stock effected on September 20, 2024. As a result of the Reverse Stock Split, every forty (40) shares of common stock either issued and outstanding or held as treasury stock were combined into one new share of common stock. The par value of new shares remained the same at $0.0001 per share.

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

"Unvested Founder Shares" represents 310,102 of the Sponsor founder shares that were unvested as of October 8, 2020 in connection with the Merger Agreement and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $500.00 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares that do not re-vest on or before October 8, 2025 will be forfeited and cancelled;

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

Part I. Financial Information
Item 1. Financial Statements
MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$86,598	$71,547
Restricted cash	10,570	9,947
Trade accounts receivable, net	82,132	76,558
Unbilled IDR fees, net	13,975	8,197
Prepaid expenses	16,536	23,432
Prepaid taxes	—	1,364
Other current assets, net	1,719	2,548
Total current assets	211,530	193,593
Property and equipment, net	292,870	267,429
Operating lease right-of-use assets	13,572	19,680
Goodwill	2,403,140	3,829,002
Other intangibles, net	2,366,794	2,633,207
Other assets, net	31,298	21,776
Total assets	$5,319,204	$6,964,687
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,547	$19,590
Accrued interest	74,314	56,827
Accrued taxes	8,123	—
Operating lease obligation, short-term	4,585	4,792
Current portion of long-term debt	13,250	13,250
Accrued compensation	33,624	44,720
Accrued legal contingencies	23,123	12,123
Other accrued expenses	21,931	15,437
Total current liabilities	201,497	166,739
Long-term debt	4,510,245	4,532,733
Operating lease obligation, long-term	9,716	17,124
Private Placement Warrants and Unvested Founder Shares	1	477
Deferred income taxes	378,508	521,707
Other liabilities	11,675	16,783
Total liabilities	5,111,642	5,255,563
Commitments and contingencies (Note 8)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 16,914,056 and 16,695,207 issued; 16,171,197 and 16,207,984 shares outstanding(1)	2	2
Additional paid-in capital(1)	2,365,928	2,348,570
Accumulated other comprehensive loss	(12,462)	(11,778)
Retained deficit	(2,007,173)	(499,307)
Treasury stock — 742,859 and 487,223 shares(1)	(138,733)	(128,363)
Total shareholders’ equity	207,562	1,709,124
Total liabilities and shareholders’ equity	$5,319,204	$6,964,687
(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$230,495	$242,804	$698,479	$717,389
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,825	60,949	182,271	174,806
General and administrative expenses	37,725	36,779	107,133	107,996
Depreciation	22,572	19,586	65,372	56,693
Amortization of intangible assets	85,971	85,971	257,913	256,724
Loss on impairment of goodwill and intangible assets	361,612	—	1,434,363	—
Total expenses	568,705	203,285	2,047,052	596,219
Operating (loss) income	(338,210)	39,519	(1,348,573)	121,170
Interest expense	81,792	84,300	245,119	250,203
Interest income	(1,245)	(1,505)	(2,722)	(7,110)
Gain on extinguishment of debt	—	(10,129)	(5,913)	(46,907)
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(87)	(2,127)	(476)	267
Net loss before taxes	(418,670)	(31,020)	(1,584,581)	(75,283)
Benefit for income taxes	(27,220)	(6,875)	(76,715)	(14,977)
Net loss	$(391,450)	$(24,145)	$(1,507,866)	$(60,306)

Weighted average shares outstanding – Basic(1)	16,143,520	16,161,095	16,139,523	16,096,395
Weighted average shares outstanding – Diluted(1)	16,143,520	16,161,095	16,139,523	16,096,395

Net loss per share – Basic(1)	$(24.25)	$(1.49)	$(93.43)	$(3.75)
Net loss per share – Diluted(1)	$(24.25)	$(1.49)	$(93.43)	$(3.75)

Net loss	(391,450)	(24,145)	(1,507,866)	(60,306)
Other comprehensive income:
Change in unrealized gains (losses) on interest rate swaps, net of tax	(11,341)	382	(684)	382
Comprehensive loss	$(402,791)	$(23,763)	$(1,508,550)	$(59,924)
(1)Shares and net loss per share have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended September 30, 2024

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	16,885,954	$2	$2,358,939	$(1,121)	$(1,615,723)	(742,859)	$(138,733)	$603,364

Stock Incentive Plans	1,742	—	6,788	—	—	—	—	6,788
Loss arising during the period on Interest rate swaps	—	—	—	(12,686)	—	—	—	(12,686)
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	1,345	—	—	—	1,345
Issuance of common stock in connection with employee stock purchase plan	26,360	—	201	—	—	—	—	201
Net loss	—	—	—	—	(391,450)	—	—	(391,450)
Balance at end of period	16,914,056	$2	$2,365,928	$(12,462)	$(2,007,173)	(742,859)	$(138,733)	$207,562

(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

	Three Months Ended September 30, 2023

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	16,684,531	$2	$2,338,574	$—	$(443,771)	(447,512)	$(126,285)	$1,768,520

Stock Incentive Plans	137	—	4,835	—	—	—	—	4,835
Tax withholding related to vesting of equity awards	—	—	(4)	—	—	—	—	(4)
Gains arising during the period on Interest rate swaps	—	—	—	936	—	—	—	936
Reclassification adjustments for gains included in net loss (interest expense)				(554)				$(554)
Net loss	—	—	—	—	(24,145)	—	—	(24,145)
Balance at end of period	16,684,668	$2	$2,343,405	$382	$(467,916)	(447,512)	$(126,285)	$1,749,588
(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Nine Months Ended September 30, 2024

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	16,695,207	$2	$2,348,570	$(11,778)	$(499,307)	(487,223)	$(128,363)	$1,709,124

Stock Incentive Plans	155,564	—	19,673	—	—	—	—	19,673
Tax withholding related to vesting of equity awards	—	—	(3,355)	—	—	—	—	(3,355)
Loss arising during the period on Interest rate swaps	—	—	—	(5,130)	—	—	—	(5,130)
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	4,446	—	—	—	4,446
Repurchase of common stock	—	—	—	—	—	(255,636)	(10,370)	(10,370)
Issuance of common stock in connection with employee stock purchase plan	63,285	—	1,040	—	—	—	—	1,040
Net loss	—	—	—	—	(1,507,866)	—	—	(1,507,866)
Balance at end of period	16,914,056	$2	$2,365,928	$(12,462)	$(2,007,173)	(742,859)	$(138,733)	$207,562

(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

	Nine Months Ended September 30, 2023

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	16,657,259	$2	$2,330,509	$—	$(347,800)	(677,935)	$(192,169)	$1,790,542

Stock Incentive Plans	27,409	—	13,357	—	—	—	—	13,357
Tax withholding related to vesting of equity awards	—	—	(461)	—	—	—	—	(461)
Stock consideration paid for BST acquisition	—	—	—	—	$(59,810)	539,716	79,024	19,214
Gains arising during the period on Interest rate swaps	—	—	—	936	—	—	—	936
Reclassification adjustments for gains included in net income (interest expense)	—	—	—	(554)	—	—	—	(554)
Repurchase of common stock	—	—	—	—	—	(309,293)	(13,140)	(13,140)
Net loss	—	—	—	—	(60,306)	—	—	(60,306)
Balance at end of period	16,684,668	$2	$2,343,405	$382	$(467,916)	(447,512)	$(126,285)	$1,749,588

(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MULTIPLAN CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(1,507,866)	$(60,306)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,372	56,693
Amortization of intangible assets	257,913	256,724
Amortization of the right-of-use asset	3,377	4,329
Loss on impairment of goodwill and intangible assets	1,434,363	—
Stock-based compensation	19,829	13,357
Deferred income taxes	(142,999)	(87,278)
Amortization of debt issuance costs and discounts	8,788	7,967
Gain on extinguishment of debt	(5,913)	(46,907)
Loss on disposal of property and equipment	155	452
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(476)	267
Changes in assets and liabilities:
Accounts receivable, net	(5,574)	11,621
Prepaid expenses and other assets	(9,466)	(759)
Prepaid taxes	1,364	(5,224)
Operating lease obligation	(4,884)	(5,041)
Accounts payable, accrued interest, accrued taxes, accrued expenses, legal contingencies and other	27,046	(1,877)
Net cash provided by operating activities	141,029	144,018
Investing activities:
Purchases of property and equipment	(87,689)	(77,509)
BST Acquisition, net of cash acquired	—	(140,940)
Net cash used in investing activities	(87,689)	(218,449)
Financing activities:
Repurchase of 5.750% Notes	—	(134,975)
Repayments of Term Loan B	(9,938)	(9,938)
Repurchase of Senior Convertible PIK Notes	(14,886)	—
Taxes paid on settlement of vested share awards	(3,355)	(461)
Purchase of treasury stock	(10,370)	(13,140)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	883	—
Net cash used in financing activities	(37,666)	(158,514)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,674	(232,945)
Cash, cash equivalents and restricted cash at beginning of period	81,494	340,559
Cash, cash equivalents and restricted cash at end of period	$97,168	$107,614

Cash and cash equivalents	$86,598	$101,320
Restricted cash	10,570	6,294
Cash, cash equivalents and restricted cash at end of period	$97,168	$107,614

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$11,928	$7,319
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(218,590)	$(223,640)
Income taxes, net of refunds	$(57,860)	$(78,582)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1.General Information and Basis of Accounting
General Information
We are a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted, "we," "us," "our", "MultiPlan", and the "Company" and similar terms refer to MultiPlan and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of MultiPlan Corporation have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of MultiPlan Corporation and the notes thereto, included in the Company’s 2023 Annual Report. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and December 31, 2023, and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023 have been included.
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock (the "Reverse Stock Split"). At a special meeting of stockholders held on September 9, 2024 (the “Special Meeting”), the Company's stockholders approved a Reverse Stock Split with a ratio of not less than 1-for-15 and not greater than 1-for-40, with the exact ratio and effective time of the Reverse Stock Split, if any, to be determined by the Company’s board of directors at any time within one year of the date of the Special Meeting. On September 10, 2024, the board of directors approved the Reverse Stock Split with a ratio of 1-for-40. The Company's common stock commenced trading on a reverse split-adjusted basis on September 23, 2024.
As a result of the Reverse Stock Split, every forty (40) shares of common stock issued and outstanding or held as treasury stock were combined into one new share of common stock. The Reverse Stock Split did not impact the number of authorized shares of common stock or affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares of common stock received their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the Reverse Stock Split (reduced by any customary brokerage fees, commissions and other expenses).
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
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
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker. The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company's singular focus is being a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the U.S. healthcare industry.
In addition, all of the Company's revenues and long-lived assets are attributable to operations in the United States for all periods presented.
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues
Network-Based Services	$46,153	$56,828	$138,031	$171,171
PSAV	32,883	40,441	95,752	122,679
PEPM	12,038	14,055	37,447	43,384
Other	1,232	2,332	4,832	5,108
Analytics-Based Services	157,704	158,414	477,693	462,275
PSAV	146,772	147,748	444,145	438,508
PEPM	9,031	8,786	27,610	21,008
Other	1,901	1,880	5,938	2,759
Payment and Revenue Integrity Services	26,638	27,562	82,755	83,943
PSAV	26,518	27,461	82,419	83,635
PEPM	120	101	336	308
Total Revenues	$230,495	$242,804	$698,479	$717,389
Percent of PSAV revenues	89.4%	88.8%	89.1%	89.9%
Percent of PEPM revenues	9.2%	9.5%	9.4%	9.0%
Percent of other revenues	1.4%	1.7%	1.5%	1.1%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of Payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the nine months ended September 30, 2024.
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

New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company's results of operations, financial position or cash flows. The Company is currently evaluating the effect that implementation of this standard will have on the Company's disclosures. The Company will adopt ASU 2023-07 for the annual reporting period ending December 31, 2024 and for interim reporting periods thereafter.
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
Following the consummation of the transactions, the Company entered into separately recognized transactions with key employees and service providers of BST who are employed or engaged by the Company and are eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of BST are met over three to five years. The aggregate potential cash payments under this plan if the target annual recurring revenue targets are achieved was $66.0 million at inception and $52.5 million to participants remaining as of September 30, 2024, with additional aggregate potential cash payments if the maximum annual recurring revenue targets are achieved of up to $16.5 million at inception and $13.1 million to participants remaining as of September 30, 2024. If a minimum threshold as a percentage of target annual recurring revenue is not achieved, no cash payments will be due. The Company will account for the incentive payments as post-combination compensation costs.
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

In connection with the BST acquisition, the Company incurred transaction costs. The transaction costs have been expensed as incurred and these amounts totaling $0.1 million and $6.9 million for the three and nine months ended September 30, 2023, respectively, are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. No transaction costs were incurred during the three and nine months ended September 30, 2024.
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

Revenues	$1,090,810
Net loss	(586,093)

3.    Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		September 30, 2024			December 31, 2023
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,300,824)	$1,896,656	$4,197,480	$(2,090,703)	$2,106,777
Provider network	15 years	896,800	(497,226)	399,574	896,800	(452,386)	444,414
Technology	6 years	21,850	(8,069)	13,781	21,850	(5,455)	16,395
Trade names	9 years	2,670	(1,107)	1,563	2,670	(919)	1,751
Trade names	Indefinite	54,500	—	54,500	63,000	—	63,000
Non-compete	5 years	1,000	(280)	720	1,000	(130)	870
Total		$5,174,300	$(2,807,506)	$2,366,794	$5,182,800	$(2,549,593)	$2,633,207
Goodwill for the three and nine months ended September 30, 2024 and 2023 was as follows:

(in thousands)	2024	2023
Beginning balance, January 1	$3,829,002	$3,705,199
Loss on impairment	(516,350)	—
Ending balance, March 31	$3,312,652	$3,705,199
Acquisitions	—	124,157
Loss on impairment	(553,701)	—
Ending balance, June 30	$2,758,951	$3,829,356
Purchase price adjustment	$—	(354)
Loss on impairment	$(355,811)	—
Ending balance, September 30	$2,403,140	$3,829,002
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $2,403.1 million and $3,829.0 million as of September 30, 2024 and December 31, 2023, respectively.
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
During the three months ended September 30, 2024
We concluded that the continued declines in our stock price and market capitalization during the three months ended September 30, 2024, along with the revised forecasts in connection with establishing a new capital structure as further described in Note 5 Long-Term Debt, represented triggering events and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of September 30, 2024.
The estimated fair value of our indefinite-lived trade names was less than their carrying value and as a result a loss on impairment of $5.8 million was recorded during the three months ended September 30, 2024.
The quantitative assessment of our goodwill as of September 30, 2024 indicated that the estimated fair value of the reporting unit was less than its carrying value, and as a result a loss on impairment of $355.8 million was recorded during the three months ended September 30, 2024.
The loss on impairment of goodwill and intangible assets was primarily due to the use of lower projected cash flows and lower EBITDA multiples.
The Company incurred a goodwill impairment charge of $355.8 million during three months ended September 30, 2024. Of this impairment charge, $332.0 million is permanently nondeductible for income tax purposes and resulted in an income tax expense of $69.7 million. The impairment charge is treated as a discrete item for the three months ended September 30, 2024, which impacted our effective tax rate versus our statutory tax rate.
Impairment losses are included in Loss on impairment of goodwill and intangible assets in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. No impairment was recorded in the three and nine months ended September 30, 2023.
In the quantitative impairment test of goodwill performed in the three months ended September 30, 2024, we calculate the estimated enterprise fair value of the reporting unit using (i) a discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, forecasted expenses, the terminal growth rate and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. Following the goodwill impairment the carrying value of this reporting unit equaled its fair value as of September 30, 2024. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges in the future.
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
The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented:

(in thousands)	2024	2023
Balance as of January 1	$(11,778)	$—
Unrealized gain recognized in other comprehensive income before reclassifications	6,963	—
Reclassifications to interest expense	1,579	—
Balance as of March 31, net of tax	$(3,236)	$—
Unrealized gain recognized in other comprehensive income before reclassifications	593	—
Reclassification to interest expense	1,522	—
Balance as of June 30, net of tax	$(1,121)	$—
Unrealized (loss) gain recognized in other comprehensive income before reclassifications	(12,686)	936
Reclassification to interest expense	1,345	554
Balance as of September 30, net of tax	$(12,462)	$382
The Company recognized gains related to the cash flow derivatives of $1.3 million and $4.4 million during the three and nine months ended September 30, 2024, respectively, and $0.6 million during the three and nine months ended September 30, 2023. The gains are recognized within interest expense in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
The following table represents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets:

(in thousands)	Fair Value at September 30, 2024	Fair Value at December 31, 2023
Derivatives designated as cash flow hedging instruments:
Other current assets, net	$321	$1,822
Other accrued expenses	$4,718	$—
Other liabilities	$11,675	$16,782

5.    Long-Term Debt
As of September 30, 2024, and December 31, 2023, long-term debt consisted of the following:

	Key Terms				September 30, 2024	December 31, 2023
(in thousands)	Character	Priority	Maturity	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028(1)	Variable(2)	$1,285,250	$1,295,188
5.50% Senior Secured Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	979,827	979,827
Senior Convertible PIK Notes	Convertible Notes(3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,253,890	1,275,000
Finance lease obligations, non-current	Other	Senior Secured	2024-2029	3.38% - 20.31%	93	15
Long-term debt					4,569,060	4,600,030
Less: current portion of long-term debt					(13,250)	(13,250)
Discount - Term Loan B					(7,938)	(9,331)
Discount – Senior Convertible PIK Notes					(15,175)	(18,833)
Less: debt discounts, net					(23,113)	(28,164)
Debt issuance costs - Term Loan B					(4,320)	(5,079)
Debt issuance costs - 5.50% Senior Secured Notes					(9,613)	(10,933)
Debt issuance costs - 5.750% Notes					(8,519)	(9,871)
Less: debt issuance costs, net					(22,452)	(25,883)
Long-term debt, net					$4,510,245	$4,532,733
(1)Beginning December 31, 2021 and quarterly thereafter, we will repay a principal amount of the Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.57% as of September 30, 2024.
(3)The Senior Convertible PIK Notes are convertible into shares of the Company's Class A common stock based on a $520.00 conversion price, subject to customary anti-dilution adjustments.
During the nine months ended September 30, 2024, the Company purchased and cancelled $21.1 million of the Senior Convertible PIK Notes. The repurchases resulted in the recognition of a gain on extinguishment of $5.9 million during the nine months ended September 30, 2024, which are included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. No repurchases were made during the three months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

On September 10, 2024, the Company announced that it is exploring ways to ensure its capital structure enables the Company to operate as efficiently and sustainably as possible and is in discussions with several MultiPlan debt holders to establish a capital structure that will help the Company facilitate its transformation into a data and technology-forward company focused on improving transparency, quality, and affordability in healthcare.
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
Effected for the Reverse Stock Split, there are 476,717 Private Placement Warrants and 310,102 Unvested Founder Shares outstanding as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	September 30, 2024	December 31, 2023
Private Placement Warrants	$1	$183
Unvested Founder Shares	$—	$294
For the three and nine months ended September 30, 2024, the change in fair values was primarily due to the change in expected term and the decrease in the price of the Company's Class A common stock over that period. The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include (gains) losses related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Private Placement Warrants	$(44)	$(763)	$(182)	$143
Unvested Founder Shares	(43)	(1,364)	(294)	124
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(87)	$(2,127)	$(476)	$267
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
Cash and cash equivalents as of December 31, 2023 included money market funds of $20.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Cash and cash equivalents as of September 30, 2024 did not include money market funds.
As of September 30, 2024 and December 31, 2023, the Company's carrying amount and fair value of long-term debt consisted of the following:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
Term Loan B, net of discount (includes current portion)	$1,277,312	$966,925	$1,285,857	$1,243,424
5.50% Senior Secured Notes	1,050,000	758,100	1,050,000	946,050
5.750% Notes	979,827	480,115	979,827	805,418
Senior Convertible PIK Notes, net of discount	1,238,715	854,713	1,256,167	869,268
Finance lease obligations	93	93	15	15
Total Long-term Debt	$4,545,947	$3,059,946	$4,571,866	$3,864,175
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were impairment charges of $361.6 million and $1,434.4 million for goodwill and long-lived intangible assets for the three and nine months ended September 30, 2024, respectively, and none for the three and nine months ended September 30, 2023.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At September 30, 2024, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.

8.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million outstanding as of September 30, 2024 and December 31, 2023. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million outstanding as of September 30, 2024 and December 31, 2023.
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
On July 11, 2024, we settled litigation filed in 2014 in which a dialysis company alleged that an entity we acquired in 2011 was liable for certain payments owed to the dialysis provider. As a result of this settlement, we have received $9.8 million of recoveries from insurers in the three months ended September 30, 2024, and on October 7, 2024, we completed the settlement payment.
For example, and relating to litigation on the basis of alleged violation of antitrust laws, the Company has been named in numerous federal lawsuits, including putative class action lawsuits, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out of network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. The Court has ordered consolidated complaints to be filed by November 18, 2024, with motion to dismiss briefing to follow. We believe these lawsuits are without merit and intend to vigorously defend the Company.
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
9.    Shareholder's Equity
On February 27, 2023, the Board approved a repurchase program, authorizing, but not obligating, the Company's repurchase of up to an aggregate amount of $100.0 million of its Class A common stock from time to time through December 31, 2023. On November 8, 2023, the Board extended the repurchase program through December 31, 2024. As of September 30, 2024, the Company has spent $25.6 million, including commissions, for the repurchase of its Class A common stock as part of this program using cash on hand, of which $10.4 million was spent during the nine months ended September 30, 2024. No repurchases were made during the three months ended September 30, 2024.
On May 8, 2023, the Company issued stock consideration of 539,716 shares of Company Class A common stock for the acquisition of BST.

10.    Basic and Diluted Loss Per Share
The following table sets for the weighted average number of shares outstanding and the computation of basic and diluted net loss per share, retroactively adjusted to reflect the Reverse Sock Split for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share data)	2024	2023	2024	2023
Numerator for earnings per share calculation
Net loss	$(391,450)	$(24,145)	$(1,507,866)	$(60,306)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	16,143,520	16,161,095	16,139,523	16,096,395
Weighted average number of shares outstanding – diluted	16,143,520	16,161,095	16,139,523	16,096,395
(Loss) Income per share – basic and diluted:
Net loss per share – basic	$(24.25)	$(1.49)	$(93.43)	$(3.75)
Net loss per share – diluted	$(24.25)	$(1.49)	$(93.43)	$(3.75)
For the three and nine months ended September 30, 2024 and September 30, 2023, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
11.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include related party expenses of $23 thousand and $82 thousand for the three and nine months ended September 30, 2024 and $78 thousand and $233 thousand for the three and nine months ended September 30, 2023. These expenses are associated with a software license from Abacus Insights, Inc., as well as customer service software and captive management services from companies controlled by Hellman & Friedman LLC.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $6 thousand and $36 thousand from related parties as of September 30, 2024 and December 31, 2023, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto contained elsewhere in this Quarterly Report and together with the information included in the Company’s 2023 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties; the results described below are not necessarily indicative of the results to be expected in any future periods. References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share date, per share data and conversion rates with respect to convertible notes and related information have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
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
Company Overview

MultiPlan is a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively "Payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.

Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically Payors, including Payors providing administrative services only, third-party administrators ("TPAs"), who go to market with our services to those end customers. We offer these Payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan customers, by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.

The Company, primarily through its operating subsidiary, MultiPlan, Inc., offers its solutions nationally through a range of service lines, which include:
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
•Additionally, in 2023 the Company entered into a partnership agreement with ECHO Health, Inc., which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.
We believe our solutions provide a strong value proposition to Payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers. For the nine months ended September 30, 2024 and September 30, 2023 and year ended December 31, 2023, our comprehensive services identified approximately $18.3 billion, $17.0 billion, and $22.9 billion in potential medical cost savings, respectively.
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock (the "Reverse Stock Split"). At a special meeting of stockholders held on September 9, 2024 (the “Special Meeting”), the Company's stockholders approved a Reverse Stock Split with a ratio of not less than 1-for-15 and not greater than 1-for-40, with the exact ratio and effective time of the Reverse Stock Split, if any, to be determined by the Company’s board of directors at any time within one year of the date of the Special Meeting. On September 10, 2024, the board of directors approved a Reverse Stock Split with a ratio of 1-for-40. The Company's common stock commenced trading on a reverse split-adjusted basis on September 23, 2024.
As a result of the Reverse Stock Split, every forty (40) shares of common stock either issued and outstanding or held as treasury stock were combined into one new share of common stock. The Reverse Stock Split did not impact the number of authorized shares of common stock or affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares of common stock received their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the Reverse Stock Split (reduced by any customary brokerage fees, commissions and other expenses).
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
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
The following table presents the medical charges processed and the potential savings identified across our products and revenue streams, including PEPM and PSAV, for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023
Commercial Health Plans
Medical charges processed	$20,515	$18,495	10.9%	$58,661	$55,644	5.4%
Potential medical cost savings	$6,010	$5,462	10.0%	$17,238	$16,080	7.2%
Potential savings as a % of charges	29.3%	29.5%		29.4%	28.9%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$24,186	$23,991	0.8%	$72,821	$69,644	4.6%
Potential medical cost savings	$348	$319	9.1%	$1,029	$930	10.6%
Potential savings as a % of charges	1.4%	1.3%		1.4%	1.3%
Total
Medical charges processed	$44,701	$42,486	5.2%	$131,482	$125,289	4.9%
Potential medical cost savings	$6,358	$5,781	10.0%	$18,267	$17,010	7.4%
Potential savings as a % of charges	14.2%	13.6%		13.9%	13.6%
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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(391,450)	$(24,145)	$(1,507,866)	$(60,306)
Adjustments:
Interest expense	81,792	84,300	245,119	250,203
Interest income	(1,245)	(1,505)	(2,722)	(7,110)
Benefit for income taxes	(27,220)	(6,875)	(76,715)	(14,977)
Depreciation	22,572	19,586	65,372	56,693
Amortization of intangible assets	85,971	85,971	257,913	256,724
Non-income taxes	515	669	1,623	1,672
EBITDA	$(229,065)	$158,001	$(1,017,276)	$482,899
Adjustments:
Other expenses, net(1)	1,517	521	2,584	759
Integration expenses	850	891	1,994	2,722
Change in fair value of Private Placement Warrants and unvested founder shares	(87)	(2,127)	(476)	267
Transaction-related expenses	—	269	—	8,105
Gain on extinguishment of debt	—	(10,129)	(5,913)	(46,907)
Loss on impairment of goodwill and intangible assets	361,612	—	1,434,363	—
Stock-based compensation	6,818	4,835	19,829	13,357
Adjusted EBITDA	$141,645	$152,261	$435,105	$461,202
(1) "Other expenses, net" represent miscellaneous non-recurring income, miscellaneous non-recurring expense, gain or loss on disposal of assets, impairment of other assets, gain or loss on disposal of leases, tax penalties, and non-integration related severance costs.
____________________
Material differences between MultiPlan Corporation and MPH for the three and nine months ended September 30, 2024 and September 30, 2023 include differences in interest expense, income taxes, change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation.
For the three and nine months ended September 30, 2024, interest expense for MultiPlan Corporation was higher than MPH by $19.9 million and $59.6 million, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes. For the three and nine months ended September 30, 2023, interest expense for MultiPlan Corporation was higher than MPH by $20.1 million and $61.2 million, respectively, due to interest expense incurred by MultiPlan Corporation on the Senior Convertible PIK Notes.
The change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company MultiPlan Corporation and not in the MPH operating company and therefore represent differences between MultiPlan Corporation and MPH.
In the three and nine months ended September 30, 2024, EBITDA expenses for MultiPlan Corporation were lower than MPH by $0.6 million and $1.9 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation. In the three and nine months ended September 30, 2023, EBITDA expenses for MultiPlan Corporation were lower than MPH by $1.0 million and $3.0 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of MultiPlan Corporation.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(391,450)	$(24,145)	$(1,507,866)	$(60,306)
Adjustments:
Amortization of intangible assets	85,971	85,971	257,913	256,724
Other expenses, net	1,517	521	2,584	759
Integration expenses	850	891	1,994	2,722
Change in fair value of Private Placement Warrants and unvested founder shares	(87)	(2,127)	(476)	267
Transaction-related expenses	—	269	—	8,105
Gain on extinguishment of debt	—	(10,129)	(5,913)	(46,907)
Stock-based compensation	6,818	4,835	19,829	13,357
Loss on impairment of goodwill and intangible assets	361,612	—	1,434,363	—
Estimated tax effect of adjustments	(29,724)	(20,334)	(87,925)	(58,059)
Adjusted net income	$35,507	$35,752	$114,503	$116,662

Weighted average shares outstanding – Basic(1)	16,143,520	16,161,095	16,139,523	16,096,395

Net loss per share – basic	$(24.25)	$(1.49)	$(93.43)	$(3.75)
Adjusted EPS	$2.20	$2.21	$7.09	$7.25
(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting of the Notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.
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
Cyberattack on U.S. Healthcare Infrastructure
In first quarter 2024, there was a cyberattack on a critical piece of the U.S. healthcare infrastructure from a data security breach that disrupted claims flows upstream from our services. We believe this delayed the receipt of certain medical claims and contributed to lower medical claims volumes in first, second, and third quarter of 2024.
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
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. Acquired expenses from the acquisition of BST are included in costs of services and general and administrative expenses for the three and nine months ended September 30, 2024.

Debt Repurchase and Cancellation
During the nine months ended September 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
During the nine months ended September 30, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
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
Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The following table provides the results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues
Network-Based Services	$46,153	$56,828	$(10,675)	(18.8)%	$138,031	$171,171	$(33,140)	(19.4)%
Analytics-Based Services	157,704	158,414	(710)	(0.4)%	477,693	462,275	15,418	3.3%
Payment and Revenue Integrity Services	26,638	27,562	(924)	(3.4)%	82,755	83,943	(1,188)	(1.4)%
Total Revenues	$230,495	$242,804	$(12,309)	(5.1)%	$698,479	$717,389	$(18,910)	(2.6)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,825	60,949	(124)	(0.2)%	182,271	174,806	7,465	4.3%
General and administrative expenses	37,725	36,779	946	2.6%	107,133	107,996	(863)	(0.8)%
Depreciation expense	22,572	19,586	2,986	15.2%	65,372	56,693	8,679	15.3%
Amortization of intangible assets	85,971	85,971	—	0.0%	257,913	256,724	1,189	0.5%
Loss on impairment of goodwill and intangible assets	361,612	—	361,612	NM	1,434,363	—	1,434,363	NM
Operating (loss) income	(338,210)	39,519	(377,729)	NM	(1,348,573)	121,170	(1,469,743)	NM
Interest expense	81,792	84,300	(2,508)	(3.0)%	245,119	250,203	(5,084)	(2.0)%
Interest income	(1,245)	(1,505)	260	17.3%	(2,722)	(7,110)	4,388	61.7%
Gain on extinguishment of debt	—	(10,129)	10,129	NM	(5,913)	(46,907)	40,994	87.4%
(Gain) loss on change in fair value of Private Placement Warrants and Unvested Founder Shares	(87)	(2,127)	2,040	(95.9)%	(476)	267	(743)	278.3%
Net loss before taxes	(418,670)	(31,020)	(387,650)	NM	(1,584,581)	(75,283)	(1,509,298)	NM
Benefit for income taxes	(27,220)	(6,875)	(20,345)	295.9%	(76,715)	(14,977)	(61,738)	412.2%
Net loss	$(391,450)	$(24,145)	$(367,305)	NM	$(1,507,866)	$(60,306)	$(1,447,560)	NM
_____________________
NM = Not meaningful

Revenues
Revenues decreased by $12.3 million, or 5.1%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease in revenues was due to the decrease in Network-Based Services revenues of $10.7 million, the decrease in Analytics-Based Services revenues of $0.7 million, and the decrease in Payment and Revenue Integrity Services Revenues of $0.9 million during this time period.
Revenues decreased by $18.9 million, or 2.6%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease in revenues was due to the decrease in Network-Based Services revenues of $33.1 million and the decrease in Payment and Revenue Integrity Services revenues of $1.2 million, offset by the increase in Analytics-Based Services revenues of $15.4 million during this time period, as explained below.
Network-Based Services revenues decreased $10.7 million, or 18.8%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Approximately $4.1 million of the decrease was primarily related to customer and program attrition, and approximately $6.6 million of the reduction was from lower medical savings on PSAV claims received from customers and substitution of Analytics-Based Services in lieu of Network-Based Services. These factors contributed to the decrease in Network-Based Services PSAV revenues of $7.6 million, the decrease in PEPM network revenues of $2.0 million, and the decrease in other network revenues of $1.1 million.
Network-Based Services revenues decreased $33.1 million, or 19.4%, in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Approximately $12.3 million of the decrease was primarily related to customer and program attrition, and approximately $20.8 million of the reduction was from lower medical savings on PSAV claims received from customers and substitution of Analytics-Based Services in lieu of Network-Based Services. Medical savings were impacted by reduced claims volumes from a cyberattack at a major claims clearinghouse, which disrupted claims flows across the healthcare industry and ultimately downstream to our platform. These factors contributed to the decrease in Network-Based Services PSAV revenues of $26.9 million and the decrease in PEPM network revenues of $5.9 million and the decrease in other network revenues of $0.3 million.
Analytics-Based Services revenues decreased by $0.7 million, or 0.4%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease in revenue was primarily due to the decrease in Analytics-Based Services PSAV revenues of $1.0 million primarily related to customer and program attrition, offset by the increase in revenue from the increase in medical savings on PSAV claims. This decrease in PSAV revenues was offset by the increase in PEPM and other revenues of $0.3 million. Acquired revenues from BST increased by $0.4 million during this period.
Analytics-Based Services revenues increased $15.4 million, or 3.3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase in revenues was primarily due to the increase in Analytics-Based Services PSAV revenues of $5.6 million as a result of increases in medical savings on PSAV claims, and the increase in PEPM and other revenues of $9.8 million, including an increase in acquired revenues of $5.9 million from the acquisition of BST.
Payment and Revenue Integrity Services revenues decreased by $0.9 million, or 3.4%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was primarily in our pre-payment lines of business, offset by increases in our post-payment and revenue integrity lines of business. The decrease in Payment and Revenue Integrity Services was primarily in our PSAV revenues which declined by $0.9 million.
Payment and Revenue Integrity Services revenues decreased by $1.2 million, or 1.4%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was primarily in our pre-payment lines of business, offset by increases in our post-payment and revenue integrity lines of business. The decrease in Payment and Revenue Integrity Services was primarily in our PSAV revenues which declined by $1.2 million.

Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Personnel expenses excluding stock-based compensation	$48,984	$49,426	$(442)	(0.9)%	$148,470	$143,662	$4,808	3.3%
Stock-based compensation	1,940	1,523	417	27.4%	5,994	3,940	2,054	52.1%
Personnel expenses including stock-based compensation	50,924	50,949	(25)	0.0%	154,464	147,602	6,862	4.6%
Access and bill review fees	5,772	4,698	1,074	22.9%	15,343	14,497	846	5.8%
Other costs of services	4,129	5,302	(1,173)	(22.1)%	12,464	12,707	(243)	(1.9)%
Total costs of services	$60,825	$60,949	$(124)	(0.2)%	$182,271	$174,806	$7,465	4.3%
The decrease in costs of services of $0.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to net expense decreases in miscellaneous other costs of services that are not individually material, offset by increases in access and bill review fees, primarily in claims processing expenses. BST contributed $1.8 million to total costs of services for the three months ended September 30, 2024, as compared to $1.2 million for the three months ended September 30, 2023.
The increase in costs of services of $7.5 million, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to increases in personnel expenses of $6.9 million related to year-over-year increases in employee headcount, compensation, and stock-based compensation, including increases in personnel costs from the acquisition of BST of $2.9 million, offset by reductions in fringe benefit expenses.
BST contributed $6.8 million to total costs of services in the nine months ended September 30, 2024, as compared to $2.3 million for the nine months ended September 30, 2023.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
General and administrative expenses excluding stock-based compensation and transaction-related expenses	$32,847	$33,198	$(351)	(1.1)%	$93,298	$90,474	$2,824	3.1%
Stock-based compensation	4,878	3,312	1,566	47.3%	13,835	9,417	4,418	46.9%
Transaction-related expenses	—	269	(269)	(100.0)%	—	8,105	(8,105)	(100.0)%
Total general and administrative expenses	$37,725	$36,779	$946	2.6%	$107,133	$107,996	$(863)	(0.8)%

The increase in general and administrative expenses of $0.9 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 was primarily due to the increase in stock-based compensation of $1.6 million. The decrease in general and administrative expenses excluding stock-based compensation and transaction-related expenses, of $0.4 million was primarily due to a $6.8 million increase in capitalized software development and decreases in miscellaneous other expenses that are not individually material, partially offset by increases in personnel expenses excluding stock-based compensation of $4.1 million and increases in professional fees of $2.4 million.
BST contributed $1.1 million to total general and administrative expenses for the three months ended September 30, 2024, as compared to $4.4 million for the three months ended September 30, 2023. This decrease in BST general and administrative expenses is primarily due to increases in capitalized software development and to reductions in BST acquired general and administrative expenses and transfers of certain expenses to costs of services as BST is integrated into the organization.
The increase in general and administrative expenses of $0.9 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 was primarily due to the decrease in transaction costs of $8.1 million, partially offset by increases in stock-based compensation of $4.4 million and increases in other general and administrative expenses excluding stock-based compensation and transaction-related expenses of $2.8 million. This $2.8 million increase was primarily due to increases in personnel expenses, excluding stock-based compensation, of $18.8 million, increases in professional fees of $6.3 million, and increases in equipment lease and maintenance expenses of $3.0 million, partially offset by increases in capitalized software development of $24.6 million, and decreases in other net general and administrative expenses of $0.8 million that are not individually material.
The increase in personnel expenses of $18.8 million primarily related to year-over-year increases in employee headcount, compensation, and related fringe benefits, including increases in BST personnel expenses of $3.5 million.
BST contributed $3.4 million to total general and administrative expenses in the nine months ended September 30, 2024, as compared to $5.9 million for the nine months ended September 30, 2023. This decrease in BST general and administrative expenses is primarily due increases in capitalized software development and to reductions in BST acquired general and administrative expenses and transfers of certain expenses to costs of services as BST is integrated into the organization.
Depreciation Expense
The increases in depreciation expenses of $3.0 million, or 15.2%, and $8.7 million, or 15.3%, for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, were due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in amortization of intangible assets for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to the acquisition of BST and the intangibles acquired in the transaction.
Loss on Impairment of Goodwill and Intangible Assets
For the three and nine months ended September 30, 2024, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a loss on impairment of goodwill and indefinite-lived intangibles of $361.6 million and $1,434.4 million, respectively. The loss on impairment of goodwill and intangible assets was primarily due to the use of lower projected cash flows and lower EBITDA multiples.
Interest Expense
The decrease in interest expense of $2.5 million and $5.1 million, for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023 were primarily due to reductions in interest expense due to the swap rate agreements reducing our total interest on the Term Loan B for the three and nine months ended September 30, 2024, and to a lower debt balances primarily due to the repurchase and cancellation of our 5.750% Notes in 2023 and Senior Convertible PIK Notes in 2023 and 2024. Our annualized weighted average cash interest rate decreased by 0.18% across our total debt in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
As of September 30, 2024, our long-term debt was $4,510.2 million and included (i) a $1,272.0 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, (ii) $1,050.0 million of 5.50% Senior Secured Notes, (iii) $979.8 million of 5.750% Notes, (iv) $1,253.9 million of Senior Convertible PIK Notes, and net of (v) a discount on Term Loan B of $7.9 million, (vi) a discount on Senior Convertible PIK Notes of $15.2 million, and (vii) debt issue costs of $22.5 million.
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
As of September 30, 2024 and September 30, 2023, our total debt had an annualized weighted average cash interest rate of 6.79% and 6.97%, respectively. As of December 31, 2023, our total debt had a weighted average cash interest rate of 6.83%.
Interest Income
The decreases in interest income of $0.3 million and $4.4 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023 were primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.

Gain on extinguishment of debt
During the nine months ended September 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
During the nine months ended September 30, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures the fair value of the Private Placement Warrants and Unvested Founder Shares at each reporting period. From December 31, 2023 to September 30, 2024, the fair value of the Private Placement Warrants decreased by $0.2 million and the fair value of the Unvested Founder Shares decreased by $0.3 million. The decrease was primarily due to the decrease in the stock price of the Company's Class A common stock and the passage of time over that period.
Benefit for income taxes
Net loss before income taxes for the three months ended September 30, 2024 of $418.7 million generated a benefit for income taxes of $27.2 million. Net loss before income taxes for the three months ended September 30, 2023 of $31.0 million generated a benefit for income taxes of $6.9 million.
Net loss before income taxes for the nine months ended September 30, 2024 of $1,584.6 million generated a benefit for income taxes of $76.7 million. Net loss before income taxes for the nine months ended September 30, 2023 of $75.3 million generated a benefit for income taxes of $15.0 million.
The effective tax rate for the nine months ended September 30, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, and state taxes. The effective tax rate for the nine months ended September 30, 2023 differed from the statutory rate primarily due to stock-based compensation expense, non-deductible mark-to-market liability, non-deductible transaction costs due to the BST acquisition and state tax expense.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $97.2 million, which includes restricted cash of $10.6 million. As of September 30, 2024, we had $442.1 million of loan availability under the revolving credit facility. As of September 30, 2024, we had four letters of credit totaling $7.9 million of utilization against the revolving credit facility. Three letters of credit are used to satisfy real estate lease agreements for three of our offices in lieu of security deposits in the amount of $1.8 million as of September 30, 2024 and December 31, 2023. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $6.1 million as of September 30, 2024 and December 31, 2023.
On February 27, 2023, the Board approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and expires on December 31, 2024. As of September 30, 2024, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $25.6 million including commissions, of which $10.4 million was spent during the nine months ended September 30, 2024.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our working capital and capital expenditure and other cash requirements for the next twelve months and a least through the current maturities of our debt starting in 2027. We may from time to time at our sole discretion, purchase, redeem, or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital, and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial, and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.

Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$141,029	$144,018
Investing activities	$(87,689)	$(218,449)
Financing activities	$(37,666)	$(158,514)
For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $3.0 million, or 2.1%, primarily due to lower earnings once adjusted for non-cash items, partially offset by favorable changes in working capital. Changes in our working capital requirements reflect the increase in accrued taxes and the decrease in the current value of our cash flow derivatives, partially offset by an increase in our trade receivables and other assets.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $130.8 million, or 59.9%, as compared to the prior-year period, primarily due to the acquisition of BST during the prior-year period.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $120.8 million, or 76.2%, as compared to the prior-year period, primarily due to lower repurchases of debt instruments by $120.1 million.
Term Loans and Revolvers
On August 24, 2021, MPH issued new senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of Revolver B.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.57% as of September 30, 2024.
Prior to July 1, 2023, the London Interbank Offered Rate was used to calculate the interest on Term Loan B and Revolver B.
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The Company entered into these agreements to eliminate or reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The blended rate for Term

Loan B factoring in the effect of the interest rate swap agreements was 9.41% as of September 30, 2024 and 9.53% as of December 31, 2023.
Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
We are obligated to pay a commitment fee on the average daily unused amount of our revolving credit facility. The annual commitment fee rate was 0.50% at September 30, 2024 and 0.50% at September 30, 2023. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the agreement.
Senior Notes
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027.
The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $520.00 conversion price, subject to customary anti-dilution adjustments. The interest rate on the Senior Convertible PIK Notes is fixed at 6% in cash and 7% in kind, and is payable semi-annually on April 15 and October 15 of each year.
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
During the nine months ended September 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
During the nine months ended September 30, 2023, the Company repurchased and cancelled $137.8 million of the 5.750% Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million.
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
The Revolver Ratio is such that, if, as of the last day of any fiscal quarter of MPH, the aggregate amount of loans under the revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $10.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a maximum first lien secured leverage ratio of 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 3.82 times, 3.63 times, and 3.70 times as of September 30, 2024, September 30, 2023, and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023 we were in compliance with all of the debt covenants.
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
On September 10, 2024, the Company announced that it is exploring ways to ensure its capital structure enables the Company to operate as efficiently and sustainably as possible and is in discussions with several MultiPlan debt holders to establish a capital structure that will help the Company facilitate its transformation into a data and technology-forward company focused on improving transparency, quality, and affordability in healthcare.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2023 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of September 30, 2024, there were no material changes in the market risks described in our 2023 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of September 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2023 Annual Report.
We completed a 1-for-40 reverse stock split of our shares of common stock, which may have adverse effects on the trading of our common stock.
On March 28, 2024, we received a notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), which requires listed companies to maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period. On August 6, 2024, at a Special Meeting of Stockholders our stockholders approved, and on September 20, 2024 we effected, a 1-for-40 reverse stock split (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on September 23, 2024. On September 30, 2024, we received a letter from the NYSE stating that we regained compliance with Section 802.01C. However, the effect that the Reverse Stock Split will have on the market price of our common stock cannot be predicted with certainty, and if our common stock again does not maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period, we would receive another notice of non-compliance from the NYSE and would be provided a period of six months from the date of such notice to regain compliance with Section 802.01C. There can be no assurance that the per share price of our common stock will continue to meet the price criteria or other requirements for continued listing of our common stock on the NYSE.
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
For example, and relating to litigation on the basis of alleged violation of antitrust laws, the Company has been named in numerous federal lawsuits, including putative class action lawsuits, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out of network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. The Court has ordered consolidated complaints to be filed by November 18, 2024, with motion to dismiss briefing to follow. We believe these lawsuits are without merit and intend to vigorously defend the Company.
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
Item 5. Other Information
(a)    During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of MultiPlan Corporation filed September 20, 2024.	8-K	001-39228	3.1	September 20, 2024
10.1	Transition Letter, dated July 31, 2024, between MultiPlan Corporation and James Head.	8-K	001-39228	10.1	August 1, 2024
10.2	Employment Agreement, dated July 31, 2024, between MultiPlan Corporation and Douglas Garis.	8-K	001-39228	10.2	August 1, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from MultiPlan Corporation's Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: November 6, 2024

MULTIPLAN CORPORATION

By:	/s/ Doug M. Garis
Doug M. Garis
Executive Vice President and Chief Financial Officer