Form 10-K
period 2024-12-31
Claritev Corp
filed 2025-02-26
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-39228
CLARITEV CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3536151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7900 Tysons One Place, Suite 400
McLean, Virginia 22102
(Address of principal executive offices)
(212) 780-2000
(Issuer's telephone number)
115 Fifth Avenue
New York, New York 10003
(Former name or former address, if changed since last report)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on June 30, 2024, was approximately $157.3 million.
As of February 21, 2025, 16,198,024 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.
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
•loss of our clients, particularly our largest clients;
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
•effects of competition;
•effects of pricing pressure;
•the inability of our clients to pay for our services;
•changes in our industry and in industry standards and technology;
•adverse outcomes related to litigation or governmental proceedings;
•interruptions or security breaches of our information technology systems and other cybersecurity attacks;
•our ability to maintain the licenses or right of use for the software we use;
•our ability to protect proprietary information, processes and applications;
•our inability to expand our network infrastructure;
•inability to preserve or increase our existing market share or the size of our preferred provider organization ("PPO") networks;
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
•changes in accounting principles or the incurrence of impairment charges;
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

Summary of Key Risks
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
▪Our success is dependent on retaining our key clients, as well as the success of those clients, as we depend on a core group of clients for a significant portion of our revenues.
▪We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans, including our Vision 2030 transformation plan.
▪We may not successfully enter new lines of business, launch new products or broaden the scope of our services. Conversely, entering new lines of business, launching new products and broadening the scope of our services may result in expenditures we cannot recoup, divert management's attention or otherwise strain our business.
▪If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, or if we are unable to maintain sufficient qualified personnel, we may not be able to support our operations.
▪If we are unable to sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be materially and adversely affected.
▪Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including recent trends of reduced healthcare utilization and increased patient financial responsibility for services.
▪The market for our products and services is fragmented and competitive and we may not be able to maintain our competitive position in the market.
▪If competition or pricing pressures increase, our growth and profits may decline.
▪Changes in the healthcare industry could adversely affect us.
▪Evolving industry standards and rapid technological changes could result in reduced demand for our products and services.
▪We operate in a litigious environment which may adversely affect our financial results.
▪Security breaches, loss of data and other cyber incidents or disruptions could compromise sensitive business or patient information and negatively impact our business and reputation, harm both us and our clients and create liability.
▪We depend on uninterrupted computer access for our clients and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our clients to seek alternative service providers.
▪Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.
▪If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
▪We operate in an industry that is subject to extensive federal, state and local regulation. Changes in existing healthcare laws and regulatory interpretations on a state or federal level may adversely affect us.
▪New federal and state laws and regulations could force us to change the conduct of our business or operations; affect our ability to expand our operations into other geographic markets, increase costs or delay or prevent the introduction of new or enhanced solutions and products, or impair the function or value of our existing solutions and products, which could have a material adverse effect on our business, financial condition and results of operations.
▪Our use and disclosure of certain types of protected information, in particular individually identifiable information and health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.

▪Our level of indebtedness and current leverage may materially and adversely affect our ability to raise additional capital to fund our operations or growth and limit our ability to react to changes in the economy or our industry.
▪We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
▪Our debt agreements contain restrictions that limit our flexibility in operating our business.
▪A lowering or withdrawal of the ratings assigned to our debt instruments by rating agencies may increase our future borrowing costs and reduce our access to capital.
▪Hellman & Friedman Capital Partners VIII, L.P. (“H&F”) and Churchill Sponsor III, LLC (“Sponsor”) beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
▪We have previously been, and may in the future be, subject to securities or other stockholder litigation, which is expensive and could divert management’s attention.

Part I
Unless otherwise noted, "we," "us," "our," "Claritev," and the "Company" and similar terms refer to Claritev Corporation and its subsidiaries. Information concerning shares of our common stock has been adjusted to reflect the 1-for-40 reverse split of our common stock that was made effective on September 23, 2024.
Item 1.    Business
Our Business and Market Opportunity
Claritev Corporation, which recently underwent a rebranding launched on February 17, 2025, whereby it changed its name from MultiPlan Corporation to Claritev Corporation, is a healthcare technology, data and insights company focused on improving transparency, affordability and quality. Led by deeply experienced associates, data scientists, and innovators, Claritev provides tech-enabled solutions and services fueled by multiple data sources from over 40 years of claims processing. Claritev utilizes world-class technology and artificial intelligence ("AI") solutions to power a robust enterprise platform that delivers meaningful insights to drive affordability in healthcare, brings price transparency and optimizes networks and benefits design. By focusing on purpose-built solutions that support all key players — including payors, employers, patients, providers and third parties — we aim to make healthcare more accessible and affordable for all.
We exist to address the growing cost, risk, and complexity of healthcare in the United States. According to Centers for Medicare and Medicaid ("CMS"), Americans are projected to have spent $5.0 trillion, or 18% of U.S. GDP, on healthcare in 2024, equating to approximately $15,074 per person. Healthcare spending is projected to grow by an average rate of 5.4% annually between 2024 and 2032, outpacing the average growth rate of 4.1% percent projected for GDP. CMS estimates that, at this rate, healthcare spending will represent $7.7 trillion by 2032. The Census Bureau reports that about 305 million people in the United States had health insurance coverage in 2023, of which 200 million were covered under employer-sponsored plans. CMS also cites that nearly 33 million people were enrolled in Medicare Advantage ("MA") plans in 2024, and another estimated 72 million were enrolled in managed Medicaid plans based on 2022 CMS figures.
As healthcare expenditures continue to rise, we believe services aimed at bringing transparency and competitive market efficiencies, utilization management and billing and payment accuracy will continue to be highly important to all aspects of the healthcare marketplace and across the markets and clients we serve. We expect growth in demand for these services will be driven by three major trends: (i) increasing treatment and claims volumes from: (a) an aging population; (b) the growth of the insured population in the United States; and (c) the advent of new treatments, modalities and technologies; (ii) increasing per unit costs related to medical inflation, driven in part by those same treatment, modalities, and technology enhancements; and (iii) the continued complexities of healthcare delivery in the United States, including the prevalence of unintended billing complications and increased administrative burden of complying with new healthcare industry regulations.
As a market leading provider of data analytics and technology-enabled solutions that address these unsustainable market inefficiencies, we see an expanding opportunity to generate value for all consumers of U.S. healthcare services. According to the American Medical Association, an estimated 25% of U.S. healthcare expenditures, or approximately $1.25 trillion are attributed to some form of waste or abuse that leads to overcharges. Claritev’s services directly address the overcharges that account for about $400 billion of waste/abuse, including – above fair market value prices, clinical billing and coding errors, suspect billing schemes and patterns, errors in enrollment data and, in some cases, unnecessary services. Of the $400 billion in estimated waste/abuse, we estimate the total addressable market ("TAM") for our out-of-network cost management and out-of-network payment integrity solutions is approximately $10 billion. We estimate the TAM for our in-network payment and revenue integrity solutions is approximately $3 billion. Additionally, as a result of our recent corporate and product development activities, Claritev has entered new markets that significantly expand its addressable markets. Among others, we see opportunities to provide payor risk analytics, network transparency, and analytic services, representing an estimated total addressable market TAM of $17 billion.
Claritev was founded in 1980 as a New York-based hospital network and over time leveraged its position to pursue a consolidation strategy that established the Company as a leading independent PPO. During that time, the Company invested significant capital in our data and technology assets to become a leading independent provider of out-of-network cost management and in- and out-of-network billing and payment accuracy services. These investments, which include over $700 million in capitalized software development cumulatively, have created a data and technology platform that is deeply integrated with many of our clients' information technology environments in a highly customized manner and that occupies a unique position in our clients' workflow by accessing and processing claims prior to payment of those claims to providers ("pre-payment"). This platform has enabled the Company to pursue a strategy of developing or acquiring new product and service offerings and swiftly and efficiently bringing them to scale. Consistent with this strategy, in 2023, the Company expanded the capabilities of its platform into data and decision science services through the acquisition of Benefits Science LLC ("BST"), a next generation, healthcare-focused data and advanced analytics company that applies descriptive, predictive, and prescriptive analytic solutions to client data and claims flows to help clients optimize decision-making, plan performance, network configuration, and competitive positioning.
Claritev’s platform sits at the nexus of four principal stakeholders in the healthcare industry – payors, employers/plan sponsors, plan members and healthcare providers. We operate within an ecosystem that consists of over 700+ clients, more than 100,000 employers and other plan sponsors that actively use our services through these payors, and we estimate that over 60 million consumers have access to our services through these plan sponsors, and approximately 1.4 million contracted providers within our propriety provider network. Our platform is uniquely positioned as a provider of independent solutions that reduce healthcare costs in a manner that is systematic, efficient, and fair to all these stakeholders.
Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct clients are typically payors, including administrative services only platforms ("ASOs") and third-party administrators ("TPAs"), who distribute our services to those end clients. Our platform offers these payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan clients, by managing the utilization of medical services, lowering the per-unit cost of medical services incurred, and producing fair and efficient reimbursements.
Claritev offers solutions to our clients across four service categories from our platform:
•Analytics-Based Services: a suite of data-driven algorithms and insights that detect claims that are priced anomalously above fair market value and either negotiate or recommend a fair market value reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. These services are applied prior to the payment of the claim and are often processed within a day of receipt. Also included in this category is our Value-Driven Health Plan ("VDHP") services, which bundles reference-based pricing and member and provider engagement tools, enabling employers and other health plan sponsors to offer low-cost health plans;
•Network-Based Services: contracted discounts with healthcare providers to form one of the largest PPOs in the United States, as well as outsourced network development and/or management services. These services are applied prior to the payment of the claim and are typically processed within a day of receipt;
•Payment and Revenue Integrity Services: data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars; and
•Data and Decision Science Services: a suite of solutions that apply innovative methods of data science to produce descriptive, predictive and prescriptive analytics that drive optimized benefit plan design for employers, support decision-making for payors and providers, improve clinical outcomes, and reduce the total cost of care. We formed this new service category in 2023 and accelerated its development through the acquisition of BST.
Additionally, in 2023 Claritev entered into a joint marketing and services agreement with ECHO Health, Inc. ("ECHO") that adds payment processing of healthcare provider claims as well as payments made to other service providers. We believe our business-to-business ("B2B") payments offering has the potential to enhance the value we provide across each of our primary service categories.
The breadth of our service offerings allows our clients the flexibility to tailor solutions for a wide range of plan sponsors with varying plan sizes and benefit needs. At the same time, our service offerings are delivered from our common platform and are often bundled together to provide a comprehensive cost management solution for each individual client. As such, we manage our service offerings as integrated components of a holistic value proposition, rather than as distinct service lines.
Our Competitive Advantages
In support of our mission to improve affordability, transparency and quality in and across the U.S. healthcare system, Claritev has historically focused on helping payors manage medical spend by lowering per-unit claim costs and improving billing and payment accuracy. The evolutionary path we have taken and the significant investments we have made to realize this ambition have provided Claritev with distinctive assets that allow us to more holistically help stakeholders in the healthcare system address the growing cost, risk and complexity of healthcare across both commercial and government markets. Above all, these distinctive assets include strong relationships with our clients and a proprietary data and technology platform. These assets are comprised of difficult to replicate resources that have competitively differentiated attributes:

•Leading position with healthcare payors and a large, established distribution channel – Over many decades, we have cultivated relationships with over 700+ payors. Our relationships with many of our larger clients span decades and are characterized by strategic collaboration to advance these clients’ performance objectives and competitive positioning. This collaboration produces knowledge about our clients’ most pressing challenges and opportunities, which in turn informs our product development priorities and facilitates cross-selling that enables us to more quickly scale revenues from new products and generate returns on our product investments. The services we provide are often governed by contracts with multi-year terms in the case of our larger clients, or one-year terms with automatic renewals in the case of most of our smaller clients. As a result, our revenues are typically recurring, allowing us to engage and invest in longer-term strategic, operational, and financial relationships that benefits both our clients and the Company.
•Our platform is deeply integrated with our clients’ IT environments – Developed over time from our industry-leading provider network and over $700 million of cumulative capitalized software development, our platform is deeply integrated with many of our clients' information technology environments in a highly customized manner and occupies a differentiated position in our clients' workflow by accessing and processing claims prior to payment of those claims to providers. Our team of almost 1,000 technology professions manage 10 petabytes of data capacity, and over 5,000 servers which help orchestrate our clients' diverse workflows. We have over 280 proprietary applications that support thousands of client business rules across public and proprietary data sources.
•Deep domain expertise, and significant claims and proprietary data – Over the course of 40 years, we have developed and acquired significant intellectual capital and proprietary data by strategically engaging with our clients and continuously developing our suite of services. Our differentiated knowledge and data uniquely position us to customize and improve our service offerings to meet our clients’ diverse needs and preferences.
•Operational scale – We process significant volumes of transactions. For the year ended December 2024, we used our core services to identify $24.7 billion in potential savings on $177.6 billion in claim charges. Additionally, we converted approximately $1.7 trillion in additional claim charges, outside our core out-of-network repricing activities, into usable data that highlights significant opportunities to deliver added value to clients with our newer products and services. Our platform can integrate additional products or process increased volumes without significant investments in infrastructure or people. These economies of scale allow us to produce valuable services for our clients at lower unit costs than our competitors and to make significant investments in these services on behalf of our clients.
•Unique products and capabilities, including:
◦Broad range of out-of-network solutions – We believe no single competitor currently offers the same breadth of out-of-network cost management services that we provide. Our ability to offer flexible packages of solutions to all segments of the market, ranging from a point solution to fuller configurations, enables us to meet the diverse needs of our clients, who serve plan sponsors with widely varying health plan sizes and health benefit needs.
◦A nationwide network of over 1.4 million contracted providers – Our provider network was developed discretely over the course of 40+ years and is supported by our credentialing and data management expertise, sophisticated matching engine, and a network development team consisting of over 100 professionals. The breadth of our provider network enables us to offer extensive, flexible network configurations to our clients.
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
◦Next generation data and decision science capabilities – Supported by an elite team of data scientists with healthcare domain expertise, we offer next generation, healthcare-focused data and advanced analytics that applies descriptive, predictive, and prescriptive analytic solutions to help clients optimize decision-making, plan performance, network configuration, and competitive positioning.
•Flexibility to respond to market changes and client needs, supported by dynamic capabilities – We have developed capabilities that allow us to reconfigure, build, and integrate internal and external resources and competencies in response to changes in the markets in which we operate. These dynamic capabilities include new service and product development strategies, knowledge creation and retention strategies to turn new insights and learning into institutional knowledge, resource allocation strategies focused on the efficient distribution of our resources, and acquisition and alliance strategies that bring new resources and competencies into the Company from external sources. Our set of dynamic capabilities enables us to modify our existing operational strategies and processes to be highly responsive to evolving client and regulatory needs and new market opportunities, as demonstrated by the introduction of our No Surprises Act ("NSA") services in 2022 in response to a significant regulatory change. We believe this flexibility is an essential feature of our client value proposition and a durable source of competitive advantage.
Growth Strategy
For over 40 years our company has played a critical role in healthcare to promote fairness and help our clients control the escalating costs of providing care to members, while maintaining access to high quality care. We have longstanding and tightly knitted client relationships with proprietary data and technology solutions that are deeply integrated within our clients' core infrastructure as described earlier. We believe that this strategic set of data and technology assets, our 40+ years of industry expertise supported by a strong operations-focused culture, broad install-base and distribution capabilities, as well as access to the public capital markets provides us with a foundation for potential future growth.
In 2024, we established Vision 2030, which outlines our growth path to becoming a technology and data insights company focused on solutions that increase transparency, affordability, and quality across the entire healthcare ecosystem. A guiding principle of Vision 2030 is to deliver horizontal solutions that serve vertical markets across healthcare to increase our TAM and accelerate growth. Our new leadership team comprised of seasoned technology and healthcare executives has already established a governance structure with management processes that are fit for growth and aligned to operating a public company. As part of Vision 2030, we established a clear set of strategic pillars to align our priorities against:
•Drive value and new products in the core.
•Accelerate product offerings beyond the core that leverage core data and distribution channels.
•Open new markets where we intend to compete and win new business.
•Create financial and operational excellence and transform our business model.
•Bring in high-quality talent and create career growth opportunities.
•Focus on innovation and promote the brand.
Our current progress against our Vision 2030 plan includes:
•Commitment to technology excellence, transparency, affordability, and quality – Since December 2024, we have already announced a partnership with J2 Health, selected Oracle Cloud Infrastructure as our exclusive cloud partner to power our multi-year digital transformation, and launched CompleteVue™, our price transparency analytics tool for the provider market (described more fully later in this section).
•New subscription revenue business – Develop and achieve potential success with a new subscription revenue model designed to deliver analytics services. This represents a significant shift in how we sell our services that we anticipate will support a more predictable revenue model.

•Provider market entry – Entering and making key inroads in the provider market.
Moving into 2025, we are branding this year as THE TURN. We begin this year with a clear Annual Operating Plan, that is Market Informed, Product-Led, Partner-Enabled, and Technology-Driven to bring our Vision to life and unlock the growth potential of our unique data assets and capabilities. Everything we do will be anchored on the areas of Transparency – Affordability – Quality. We will continue implementing on our strategic pillars with a refreshed set of priorities and kick off the new year with a few big announcements in the first half that reflect our evolution to becoming a world-class data insights and technology company, including:
•Launching our new company name and branding
•Opening our new corporate headquarters in McLean, Virginia
•Announcing new partnerships to support our technology modernization and open new growth channels
•Introducing our corporate charitable foundation
We intend to be proactive and active in the market with a full roster of events and announcements to create the momentum needed for 2026, which we are branding as THE WAY UP.
Our Services
Claritev offers a broad range of services that allows our clients to manage the growing cost, risk, and complexity of healthcare and to meet the needs of a wide range of plan sponsors with varying plan sizes and benefit needs. Our service offerings can be used, either as a point solution or as a package of services, throughout the continuum of care to help plan members obtain quality care at an optimal price that is fair for all involved. Additionally, our out-of-network cost management services are often bundled together to provide a comprehensive cost management solution for payors that optimizes our clients' business objectives.
Analytics-Based Services
Our Analytics-Based Services reduce the per-unit cost of claims using data-driven negotiation and/or reference-based pricing methodologies. These services can be used standalone but often are used in a solution hierarchy after Claritev's network services to reduce claims with no available network contract. VDHP services bundle network and reference-based pricing to enable a blended benefit plan design. All of the services in this category leverage our information technology platform, public data sources, and the billions of claims that we have reviewed and are included in our database reflecting both network and out-of-network priced claims, as well as the results of clinical coding analyses. They feature proprietary algorithms and AI/machine learning ("ML") to allow claims to be processed quickly and accurately.
Reference-Based Pricing ("RBP"). RBP provides payors with a recommended payment amount for out-of-network claims based on a reference point. Most RBP programs in the market uses Medicare as the reference point. We also offer this option, but most clients elect to use our Data iSight program which uses facility cost as the facility reference point and median reimbursed amounts as the professional reference point. The facility pricing methodology features a patented benchmarking process that determines the cost of a group of like claims from like providers in the same geography. Both methodologies use data from readily available public and private sources which feed our proprietary automated algorithms to deliver defensible, consistent pricing. RBP recommendations do not incorporate member protection from balance billing, so the service includes optional post-payment negotiation and patient advocacy services to negotiate settlements where needed to reduce balance billing. Our cost-driven approach was developed with input from healthcare facilities and was designed to address the typical issues providers have with reference-based pricing. As a result, we believe the propensity for providers to balance bill is materially lower than other similar services. Data iSight delivers provider acceptance of over 90% for facility and 96% for professional claims, and for those claims that are appealed, we successfully retain about 88% of savings through education and negotiation. We offer a number of additional choices of reference point, including: median contracted rates (adjusted to the Qualifying Payment Amount (as defined below) for certain surprise bill claims), and usual and customary charges. Our Reference-Based Pricing services are used by all types of payors, most notably large commercial insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are most commonly priced at a percentage of savings identified.
Financial Negotiation. Our financial negotiation services assist payors with pricing out-of-network claims from providers with whom neither the payor nor Claritev have been able to secure a contractual discount. We handle these claims on an individual basis and attempt to negotiate with the provider an acceptable payment amount for a specific claim that includes member protections from balance billing. Negotiation agreements protect the health plan member from balance billing.

Approximately half of the successfully negotiated claims are completed in a fully automated manner. These claims include those in which the proposed negotiated amount is generated by algorithms and automatically transmitted to the provider’s office, and/or that are electronically accepted and signed by the provider. Certain providers also choose to set up an arrangement with Claritev for pre-determined levels of discount to be automatically deducted on claims that would otherwise be individually negotiated. For those claims that are not automatically negotiated, Claritev works directly with the provider's office through our negotiations staff, which is aided by extensive workflow and benchmarking tools. Financial negotiation services are used by all types of payors, most notably Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. They are priced at a percentage of savings identified.
Surprise Billing Services. Introduced in 2021, our surprise billing services help payors comply, or help their employer/plan sponsor clients comply, with the NSA, which became effective on January 1, 2022 and requires healthcare providers to give patients who do not have certain types of healthcare coverage or who are not using certain types of healthcare coverage an estimate of their bill for healthcare items and services before those items or services are provided. The Biden administration issued two interim final rules on July 13, 2021 and October 7, 2021 ("IFRs") and final regulations on August 26, 2022 (the "Final Rules"), as well as sub-regulatory guidance and proposed updates to the current regulations in reaction to litigation outcomes. The Biden administration issued various IFRs, Final Rules, and sub-regulatory guidance establishing and updating processes and timelines for dispute resolutions under the NSA and introducing changes to the reimbursement process of certain types of medical claims, increasing what was typically a one- to two-step reimbursement process to five steps. Claritev performs all five steps in an end-to-end service or makes each step available as components to meet the specific needs of each payor. The steps require extensive data collection and analysis to identify claims as surprise bills under the law’s definition; calculate the new QPA introduced by the law and append it to the claim; create an initial payment amount for the claim, typically by using the QPA as the reference point; negotiate a settlement as needed; and take claims through an independent dispute resolution process as needed. In offering these new services, we leverage existing technology and expertise in data science, claim pricing, and negotiation. "QPA," or Qualifying Payment Amount, means, with respect to a sponsor of a group health plan and health insurance issuer offering group or individual health insurance coverage, for an item or service furnished during 2022, the median of contracted rates recognized by the plan or issuer, respectively, as the total maximum payment under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the same geographic region in which the item or service is furnished, consistent with the methodology established by the U.S. Department of Health and Human Services ("HHS") in regulations, and increased by the percentage increase in the consumer price index for all urban consumers (United States city average) over 2019, such percentage increase over 2020, and such percentage increase over 2021, as described in 42 U.S.C. § 300gg-111 and HHS regulations. The services are used by all types of payors that must comply with the NSA and are priced either as a percentage of savings for the end-to-end service, or on a per-claim basis for individual components.
Value-Driven Health Plan Services. VDHP is a form of reference-based pricing that bundles member and provider engagement tools to enable employers and other health plan sponsors to offer low-cost health plans. The engagement tools include member shopping based on quality, cost and provider acceptance of the reimbursement; provider education and, where applicable, negotiation in advance or after payment; point-of-service cash payment processing; and other features designed to ensure satisfaction of both members and providers while delivering significant cost reduction. These tools distinguish VDHPs from other plans using RBP because they deliver many of the benefits that plan members and providers expect with a PPO network, and therefore make it feasible to replace the network either in part or in full. Provider acceptance of the reference price is about 98%. Our VDHP service offerings enable a range of VDHP configurations, including a "standard" form of VDHP which integrates our PPO network for professional and select ancillary services; a "full" VDHP which has no network; and a community-based VDHP which features an agreement with a marquee health system in the area to accept the reference-based price in exchange for preferred steerage of the health plan’s members. Also, as described above, in 2023 we introduced our Balance Bill Protection™ product, which enables clients of our VDHP services to take advantage of our RBP solution while generally eliminating balance bills and alleviating abrasion between plan members, employers and providers. VDHP services are sold to employers directly using the broker/consultant channel, or through TPAs. Today, they are most in demand in the small and mid-sized group market. They are most commonly priced per-employee/member-per-month ("PEPM").
Network-Based Services
Our Network-Based Services reduce the per-unit cost of claims through contracts with providers and facilities that establish discounts with member protection from balance billing in exchange for patient steerage and other provider-friendly terms and conditions. These services generally are used first in a solution hierarchy in which members are actively steered to participating providers through online and other directories. The services leverage our extensive network development, credentialing and data management capabilities as well as a sophisticated transaction engine that matches rendering provider information on the claim to the applicable network contract so the discount can be applied. We offer a variety of network configurations to support all types and sizes of health plans, generally used as either the primary network, or as a complement to another primary network.
Primary Networks. For payors without their own direct contractual discount arrangements with providers, our primary networks serve as the network for the payor’s commercial health plans in a given service area in exchange for a PEPM rate, or as the payor’s out-of-area extended primary network in exchange for a percentage of the savings identified. Our national primary network, branded PHCS Network, has been continuously accredited for credentialing by the National Committee for Quality Assurance ("NCQA") since 2001. We believe this provides assurances to employers/plan sponsors and plan members of the quality of providers in the network. Clients mainly include provider-sponsored and independent health plans, Taft-Hartley plans and TPAs, as it is more cost effective for these payors to outsource this function than to incur the expense of developing and maintaining their own network of thousands of doctors and hospitals.
Complementary Networks. Our complementary networks provide clients with access to our national network of healthcare providers that offer discounts under the health plan’s out-of-network benefits, or otherwise can be accessed secondary to another network. Payors use the network to expand provider choice for consumers, and to achieve contracted price reductions with member protections on more claims. The service is priced based on a percentage of savings identified. Clients most commonly include large commercial insurers, property and casualty carriers via their bill review vendors, Taft-Hartley plans, provider-sponsored and independent health plans, and some TPAs.
Other Network Services. We also offer network build and network management services. Network build services comprise custom development of and/or access to primary network contracts, leveraging our extensive network development team and analytic tools, including a tool combining internal provider data with public sources to enable strategic targeting of providers to be contracted. Clients of this custom build/access service include MA and Medicaid health plans seeking assistance with expansion plans or help maintaining the required network adequacy. Network management services enable health plans to outsource key steps in their claim adjudication. We load proprietary or third-party network demographic and rate information and perform claim pricing as well as optional credentialing and data management services for claims associated to networks that aren’t owned by Claritev.
Payment and Revenue Integrity Services
Our Payment Integrity Services use data, technology and clinical expertise to assist payors in identifying improper, unnecessary and excessive charges before or after claims are paid, as well as issues with premiums paid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment Integrity Services can be used before payment, to correct overpayments before they are issued, or after payment to enable the recovery of overpaid dollars. Revenue Integrity Services identify and correct errors in plan enrollment data that lead to underpayment of CMS premium dollars. The services rely heavily on our internal and other data sources, advanced analysis, ML, and transaction processing technology, as well as clinical expertise to aid in the identification and selection of issues to be addressed with the least provider abrasion.
Clinical Negotiation. This is a specialized pre-payment integrity service targeting claims not reduced through a commercial healthcare payor’s primary network(s). Eligible claims are taken through payment integrity analytics and a scoring process to identify scenarios where a clinical discussion with the billing provider is warranted. Based on the resulting score, a claim reduction is negotiated with the provider based on clinical findings and a signed agreement is obtained. This service is most commonly used by large commercial payors, Blue Cross and Blue Shield plans, and provider-sponsored and other independent health plans. Claims are priced based on a percentage of savings identified. Clinical Negotiation also is integrated into Claritev's network pricing so the majority of clients benefit from this pre-payment integrity service.
Pre-Payment Clinical Reviews. Pre-payment claims utilize payment integrity analytics, which may include any of the following additional reviews: medical coder, clinician, medical record or itemized bill. Claims are returned with recommended corrections. The services target all claims, including a payor’s in-network claims, and are most commonly used by large commercial and MA/Medicaid insurers, Blue Cross and Blue Shield plans, and provider-sponsored and other independent health plans. Services are priced based on a percentage of savings identified, where savings is defined as the difference between the allowed amount established by pricing the claim through its normal process and the corrected allowed established based on items/services flagged for removal during the review. Some of the services also are integrated into Claritev's network pricing and analytics-based services so the majority of clients benefit from our pre-payment integrity clinical review services.
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
Data and Decision Science Services
Our Data and Decision Science Services are comprised of next generation, healthcare-focused data and advanced analytics that apply descriptive, predictive, and prescriptive analytic solutions to help clients optimize decision-making about plan design, plan performance, network configuration, and competitive positioning. These services support virtually all types of payors including: employers, brokers and TPAs; medical, point solutions, supplemental and stop-loss carriers; and benefit administrators and professional employer organizations ("PEOs"). The Company currently reports revenues from Data and Decision Science Services in Analytics-based Services and will likely do so until revenues from this service line become more significant.
PlanOptix®. This healthcare price transparency software suite enables clients to quickly query and navigate over 500 billion records of machine-readable files ("MRF") with payor and provider pricing data across top national and regional payor organizations. The MRF data ingested by the software is enriched using Claritev and external data sources, including demographic and affiliate data derived from Claritev’s network of 1.4 million contracted providers. The software can be used by payors and other health plan administrators to negotiate provider contracts, audit and research claims, gain insights into network performance, and make data-driven, actionable decisions. We believe the technology and data underlying PlanOptix can also be developed into software solutions that will be useful to employers, brokers and consultants, and providers.
CompleteVue™. This modern software platform provides enriched publicly available price transparency data and advanced analytics to help health systems and providers gain actionable insights for improved patient care and strategic financial decision making. As a distinctive product in the healthcare marketplace, CompleteVue makes sense of the billions of public records of healthcare pricing within seconds. CompleteVue can be used to not only analyze and benchmark market position, but also review critical insights and trends on market share and highly utilized services. CompleteVue further empowers providers to compare rates across payors and geographies. With this solution, healthcare providers can efficiently access this data to improve pricing strategies, expand access to care for patients, and optimize strategic planning. All data within CompleteVue is based on publicly available price transparency machine readable files, Medicare rates, and third-party benchmark data.
BenInsights®. This software platform enables payors and employers to harness a holistic view from their financial and clinical data, providing clarity to identify prevention-based opportunities and improve outcomes for employer plan sponsors and their advisors. BenInsights is integrated with over 160 carriers, TPAs, pharmacy benefit managers and other vendors to quickly and accurately combine and connect a health plan’s data to produce intuitive dashboards and other financial and clinical reporting and decision tools. The platform can integrate: risk models that identify emerging issues; Smart Cards that drill down to explain risk and enable patient engagement to improve the delivery of care; and analytics that help optimize benefit plan design. These solutions, designed to help develop short term programs or make long-term strategic investments, are used by payors and other health plan administrators, employers, and brokers and consultants to simplify the complex and elevate quality of care.
Risk Analytics & Insights. These services complement existing actuarial-based modeling with next generation predictive and prescriptive analytics, including: risk models and Smart Cards that identify and address emerging issues; automated underwriting to improve plan pricing; and other analytics that enable insights and recommendations for government and commercial health plans of all sizes. Among other features, Risk Analytics & Insights services can utilize Claritev’s prepayment claims flows to help identify emergent risks by individual, group, or condition and to prescribe financial and clinical program enhancements that help manage these risks. These services are used by commercial, MA, managed Medicaid and state Medicaid payors.
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
Markets We Serve
Through our four primary service categories, we provide solutions that address these major market segments: commercial healthcare payors, TPAs, employers, brokers/consultants, providers, government healthcare payors, and system integrators. The following table represents which of our market segments we target with each of our primary service categories.

	Commercial Healthcare Payors	Third Party Admin-istrators	Employers	Brokers / Consultants	Providers	Government Healthcare Payors	System Integrators
Analytics-Based Services	☑	☑	☑	☑
Network-Based Services	☑	☑	☑	☑	☑	☑
Payment & Revenue Integrity Services	☑	☑	☑	☑		☑
Data & Decision Science Services	☑	☑	☑	☑	☑	☑	☑
Substantially all of Claritev's services are available in all 50 U.S. states and the District of Columbia. All services are available to all applicable clients regardless of geographic location, company type or size.
Commercial Healthcare Payors
Commercial healthcare accounted for about 31% of the total $5.0 trillion U.S. medical spend in 2024. Commercial health plans are offered either as a insured program where the plan sponsor – typically an employer – and its members pay a monthly premium and the insurer pays the medical costs from those premium dollars, or as self-insured plans funded by the employer/plan sponsor and its members from a pool of funds earmarked for this purpose. Self-insured plans are typically administered by insurance companies or TPAs. Often, particularly for the national insurers, this ASO business is larger than the fully-insured business in terms of membership. In 2024, about 65% of covered workers were in a plan that is self-insured. As of September 30, 2024, and consistent with Claritev’s revenue mix, four of the largest publicly-held commercial health insurers reported that over 70% of their commercial membership was in self-insured plans. ASO membership was approximately 131.8 million, an increase of over 2.3 million members, or 1.8% from third quarter 2023.
Claritev services benefit both fully-insured and self-insured health plans. We work with fully-insured plans directly, including national insurers, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans. Because these entities are responsible for paying for medical claims, they are typically focused primarily on cost management and billing and payment accuracy with member features given less emphasis. These plans favor Claritev’s Analytics-Based Services, and in particular RBP, over Network-Based Services. We work with self-insured plans primarily through their plan administrators, which include the same types of companies as well as TPAs and sometimes the employers/plan sponsors themselves. Over 85% of our 2023 revenues are attributed to self-insured plans that we service through their payors or directly.
According to a Kaiser Family Foundation's Employer Health Benefits survey, annual healthcare premiums for family health coverage exceeded $25,572 in 2024, with employees paying over $6,296 toward their cost of care. Self-insured plan sponsors are responsible for paying medical claims as well as for the satisfaction of their plan members. In a tight employment market, particularly with large employers, choice of benefits and member satisfaction concerns may have equal or more weight than medical cost. This leads to the need for payors to offer variety in plan designs, and according to Kaiser Family Foundation, over two-thirds of large employers offer at least two benefit plan options to their employees. Consequently, these plans often include Network-Based Services in their service hierarchies and/or use the "standard" VDHP services that integrate the professional PPO network in order to generate savings for both the plan and plan member. Larger payors servicing self-insured plans also have extensive customized processing logic to support plan design variability as the labor market shifts, and one such client has well over 100,000 such rules in place.
The commercial health segment also includes individual health plans which are fully-insured and which may or may not be sold through the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("Affordable Care Act") exchanges. Claritev supports individual plans through the insurance companies offering these plans and does not sell to individuals directly.
Government Healthcare Payors
This market segment includes Medicare, Medicaid, TRICARE, Federal Employees Health Benefits, Veterans Administration and other federal health programs (state and municipal government health plans typically are managed as commercial plans). Commercial insurers and health plans also participate in this market segment, but there also are payors that operate government plans exclusively. Most, but not all, of Claritev’s commercial healthcare services also are of value to payors of government programs.
Medicare Advantage plans serve the Medicare-eligible population in a private plan alternative to traditional Medicare. Kaiser Family Foundation reports that enrollment in MA plans more than doubled over the last decade. As of 2024, an estimated 32.8 million people were enrolled in MA plans compared to 30.8 million in 2023. MA payors have a greater need for billing and payment accuracy than they do for cost management, because healthcare prices largely are set. With the growth this segment has and continues to see, there is heightened competition among payors, which also drives the need for assistance in building network access. Today, these payors use Claritev’s payment and revenue integrity services. They may also outsource some portion of their provider network development to Claritev. Additionally, following our acquisition of BST, we expect to use our Risk Analytics & Insights services to help MA payors manage risks, which include the need to accurately predict healthcare costs of enrollee care to balance actual costs with the capitated premiums received from the CMS.
Medicaid and Managed Medicaid. An estimated 72.1 million people were enrolled in Medicaid and 7.2 million were enrolled in CHIP (Children’s Health Insurance Program) plans as of October 2024. This reflects a decrease of approximately 10.2% for Medicaid and an increase of 2.7% for CHIP, over October 2023 figures. As of 2021, 85%1 of Medicaid enrollees were in a managed Medicaid program. Enrollment has been growing as a result of the Medicaid expansion allowed under the Affordable Care Act. As of November 2024, 41 states including the District of Columbia have expanded or have committed to expand their Medicaid programs. As with MA, following our acquisition of BST, we expect to use our Risk Analytics & Insights services to help payors in this segment manage their risks.
Other Programs. We have a history of developing custom networks for TRICARE and Veterans Administration programs. These are RFP driven, and Claritev partners with one or more payors bidding on the business.
Property and Casualty Healthcare Payors
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
Workers' Compensation. Workers' compensation insurers must pay both the indemnity costs and the medical costs associated with an injured worker. Recent trends in medical cost inflation have become a major driver in the overall cost growth for workers' compensation insurers. As of 2024, medical services accounted for about 60% of workers' compensation claims costs compared to 40% in the early 1980s. Rising medical costs have increased focus on cost management measures for the medical portion of workers' compensation insurance claims. We provide network access and pre-payment integrity services to these payors. Our analytics-based services are used to a lesser extent, primarily because the majority of states have established provider reimbursement fee schedules, in the absence of a network contract that provides other benefits to the payor.
Auto Medical. Auto insurance carriers face costs from auto damage and medical claims. Although bodily injury claim frequency continues to trend downward, bodily injury claim severity continues to increase. The rising average severity can be observed nationally by aggregating data from all states for medical specialty related third-party claims. Overall, the average claim increased around 12% between 2017 and 2019. With ongoing medical cost inflation, this trend is expected to continue into the future. Claritev’s value in this segment is similar to the workers’ compensation segment – providing network access and payment integrity services primarily, with some activity in analytics-based services where state fee schedules are not in place.
1

Supplemental Health Insurance Carriers
The total annualized in-force premium for the employer-based supplemental health insurance industry was just over $11.3 billion at end of 2022. The top 10 carriers make up over 80% of this market, and, through our acquisition of BST, Claritev contracts with 6 of the Top 10 carriers. Products sold by these carriers include Accident, Critical Illness, Hospital Indemnity, Cancer, and other miscellaneous policies. In this segment, we use data and decision science tools to help carriers identify opportunities to pay claims to policyholders, which addresses pressure from both employer groups and policyholders to increase the value of supplemental insurance by accurately and swiftly paying claims.
Clients
Claritev wholesales its services through multiple channels to a broad and diverse set of clients and end users, including large ASO providers, fully-insured carriers, regional payors, TPAs, brokers and consultants, and property and casualty and other supplemental insurance carriers. We work directly with over 700 payors to manage medical cost and billing and payment accuracy for their ASO, self-insured employers/plan sponsors and fully-insured health plans where applicable. We serve national and regional insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, property and casualty insurers, bill review companies and other companies involved in the claims adjudication process on behalf of commercial and government health plans or property and casualty insurance policies. Through our HSTechnology Solutions, Inc. ("HST") subsidiary we also work with employers directly and through their brokers/consultants. We indirectly serve the consumers accessing healthcare services through these diverse channels.
We believe we have strong relationships with our clients, which include substantially all of the largest health plans and their ASO platforms. Contract terms with larger clients are often three years and as many as five years, while mid- to small-sized client contracts are often annual and typically include automatic one-year renewals. We continue to experience high renewal rates and our top ten clients based on full year 2024 revenues have been clients for an average of over 20 years. Our client relationships are further strengthened by the fact that Claritev is electronically integrated with its clients in their time-sensitive claims processing functions, and we support highly flexible benefits offerings to an extensive group of clients who often feature a Claritev logo on membership cards when our networks are used.
Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct clients are typically payors, including ASOs and TPAs, who go to market with our wholesale services to those end clients. We estimate that in 2024 our clients served over 100,000 self-insured employers/plan sponsors actively using our services through the ASO distribution channels and direct relationships, which generated over 85% of our combined Network and Analytics revenues in 2024. Two clients individually accounted for 28% and 16% of revenues for the year ended December 31, 2024, and two clients individually accounted for 25% and 22% of revenues for the year ended December 31, 2023. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations. However, at the plan sponsor level, our revenues are dispersed across a broad array of employers/plan sponsors who choose Claritev's offerings as their out-of-network solution and revenue concentration is significantly lower. Within the ASO channel, the top 10 self-insured plan sponsors represent less than 9% of our combined Analytics and Network revenues in 2024.
Network
We believe we have the largest independent provider network outside of the top national payors, with over 1.4 million healthcare providers as of December 31, 2024. The breadth of our provider network enables us to offer extensive, flexible network configurations to our clients, which we believe is a competitive advantage. Our team of approximately 100 network development professionals manages these network relationships across our Primary and Complementary PPO Networks. For existing providers, the goal of the network development team is to strengthen our existing provider relationships, help providers maintain participation across products and increase the discounts the providers extend to our clients that utilize our provider networks.
In addition, the network development team is responsible for executing new contracts with providers that are not currently affiliated with our networks, either on behalf of our own network or on behalf of a payor that seeks to outsource its network contracting function. The network development team manages a sophisticated program of data mining, profiling, recruiting and ultimately contracting with new providers to increase the value provided to clients. An incentive driven pay-for-performance plan measures and rewards the success of our network development team.
Information Technology
The Company has made significant investments in data and technology assets over its history, including over $700 million of capitalized software development cumulatively, to create a data and technology platform that is deeply integrated with many of our clients' information technology environments in a highly customized manner and that occupies a unique position in our clients' workflow by accessing and processing claims prior to payment. This prepayment position allows claims to be repriced if out-of-network, or screened for payment integrity issues such as fraud, waste and abuse. This common platform provides a single interface to multiple products and operates at scale. Our team of almost 1,000 technology professionals manages 10 petabytes of data capacity and over 5,000 servers which help to orchestrate our clients' diverse workflows. We have over 280 proprietary applications that support thousands of client business rules across public and proprietary data sources. The IT infrastructure underlying our platform provides flexibility to process additional volumes or integrate new products, without substantial incremental investments in infrastructure or people. We believe our platform is among our most differentiated competitive advantages, and leveraging our platform to expand our suite of products and solutions and to add more value to the significant volumes of in-network, MA and Managed Medicaid claims flows already processed through our platform is a critical objective within our growth strategy.
We have made significant investments in our IT infrastructure to enable us to automatically process significantly more transactions with greater accuracy and greatly improve our capacity to continuously serve our clients. In 2024, our prepayment Payment Integrity and reference-based pricing services returned 99% and 97%, respectively, of claims within one day. Our proprietary network repricing application is capable of returning approximately 99% of repriced claims to our payor clients on the same day. Our proprietary negotiation application features portal technology with electronic signature acceptance, sophisticated claim distribution and prioritization algorithms enhanced with ML. We have implemented connectivity via Electronic Data Interchange ("EDI") or direct integration using web services with all of our top clients. During 2024, the majority of claims processed in our system were received via EDI or direct web service integration, with some claims now being received via Fast Healthcare Interoperability Resources ("FHIR") Application Programming Interface ("API"). As we process more claims through EDI, direct web service integration, and APIs, our substantial back-office interconnectivity significantly reduces complexity and the number of processing errors. We process approximately 27 million claims every month, continuously growing our data assets and enhancing our ability to meet the needs of our clients.
We continue to invest in data science capabilities, including in AI and ML. We expanded our internal team in 2022 and added to our team and capabilities with the acquisition of BST in 2023. Our data science department includes 25+ data scientists, including many with graduate degrees. Over the last three years, our data science applications have won multiple awards, including the "Best Overall Healthcare Data Analytics Platform" award in the 2024 MedTech Breakthrough Awards, and the 2024 Globee® Awards Gold Winner in the "Achievement in Data and Analytics" category.
Sales and Marketing
During the first quarter of 2025, we launched a newly structured Growth Organization, strategically designed to enhance client growth and retention. As we continue to evolve and scale, it is imperative that we remain closely aligned with the needs of our clients. This new organization is dedicated to strengthening relationships, exceeding client expectations, and driving long-term success.
Clear Objectives of the Growth Organization:
•Enhanced Client Engagement: Our team will focus on understanding the unique goals and challenges of each client, fostering stronger and more personalized relationships.
•Growth Opportunities: We will identify opportunities for creating, upselling, cross-selling, and expanding our partnerships with clients to support their evolving needs.
•Retention and Satisfaction: Through regular check-ins, feedback loops, and ongoing support, we will ensure clients receive consistent value, encouraging long-term loyalty.
•Proactive Account Management: By adopting a proactive approach, we aim to address potential issues before they arise, ensuring smooth and seamless service at every stage of the client journey.
Alignment of the Growth Organization:
•One Team: Create a single organization dedicated to an improved client experience.
•Accountable: Build an organization based on trust, clear expectations and goals, increased creativity, quality, and productivity.
•Growth Mindset: Foster an organization that thrives on challenge and believes in our ability to provide increased value to our clients.
•Client Success Team: We have expanded our account management function into a newly formed Client Success team. Their skills and expertise will support increased client satisfaction and delight, as well as further adoption of our extensive set of solutions, thereby increasing overall value and savings for our clients.
Focused Initiatives:

•New Logo Acquisition: We will now have dedicated teams targeting new logo acquisition in the payor, broker, TPA, provider, federal and employer segments.
•Partnership and Channel Strategy: We are expanding our partnership and channel strategy to broaden the set of capabilities we offer to clients as well as achieving deeper penetration in new and existing markets. These initiatives will increase the overall value we provide clients while accelerating revenue growth by enhancing existing solutions and bringing new products to market.
Client Results:
•More Focused Support: Our new growth structure aims to enable us to provide tailored recommendations and solutions that align with clients' specific goals.
•Faster Response Times: With dedicated teams focused on client success, we expect that clients can expect more immediate and effective support.
•Strategic Growth Initiatives: We also expect clients to see new opportunities for collaboration as we work closely to identify ways to expand and enhance our relationships.
We believe this reorganization will create additional value for our clients, ensuring their continued success and satisfaction.
Our Competitors
We compete with other companies in our markets on the basis of the effectiveness of our cost-saving solutions, the quality of our client service, and the prices of our services. We believe no single competitor currently offers the same breadth of services we provide. The breadth of our services exposes us to a broad range of competitors as described below. Any businesses we acquire in the future may introduce us to additional competitors. Our competitors vary by service, as follows:
Analytics-Based Services. Claritev competes with a variety of medical cost management companies for negotiation, reference-based pricing and surprise billing services. We compete for these services on the basis of savings effectiveness, provider acceptance, and plan member satisfaction. Our workflow and claim processing technology, user interaction and data and analytic tools are key competitive advantages. Claritev's competitors for these services typically are reference-based pricing services. They include 6Degrees, Advanced Medical Pricing Solutions, ELAP Services, Payer Compass, Zelis, ClearHealth Strategies and Naviguard.
Network-Based Services. We compete directly with other independent PPO networks, which are primarily regional, and with PPO network aggregators on the basis of network discounts, access, quality and price. PPO aggregators offer national access by patching together third-party networks, in some cases including Claritev's network. While aggregators rely on third-party networks, Claritev's network features direct contracts with 98% of its participating providers. Claritev's competitors for these services typically include First Health Group Corp., TRPN, and Zelis. We also compete with PPO networks owned by our large payor clients, primarily on the basis of independence and flexibility. Our nationwide Primary PPO Network has held NCQA accreditation since 2001, which we believe provides assurances to payors and consumers regarding the quality of the providers in our network.
Payment and Revenue Integrity Services. We compete with a variety of larger and smaller vendors of payment and revenue integrity services. Our Payment Integrity services compete on the basis of analytic breadth and depth, human expertise and scope. Virtually all payment integrity competitors originated as post-payment specialists and to varying degrees have migrated services to a pre-payment modality, while our services were built to focus on examining claims before payment occurs and now, with the 2021 acquisition of Discovery Health Partners ("DHP"), we have a broader capability to address post-payment integrity. Our Revenue Integrity services compete on the basis of identification of and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors. Our competitors for these services typically include Optum, Conduent, Cotiviti, Inc., SCIO and The Rawlings Group.
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

Human Capital
Our employees are among our most critical assets. Their talent, expertise, and dedication help us achieve our mission of bringing a more fair, efficient, and affordable system to the U.S. healthcare industry. As of December 31, 2024, we had approximately 2,700 permanent employees, substantially all of whom are full-time employees and none of whom are covered by unions. We believe we have a good relationship with our employees and that belief is validated by the results of external employee engagement surveys in which we participate.
Claritev annually participates in the Great Place to Work® survey to understand how our employees perceive company culture and work environment. In 2024, our participation rate increased to 87% from 73% in 2023. Along with this improvement in participation, we achieved 87% in our overall satisfaction score, well above the 57% overall satisfaction of employees at a typical U.S.-based company. This participation rate and satisfaction score earned us a place on Fortune's Best Workplaces in New York and Best Workplaces in Health Care lists again this year.
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
Some examples of the investments we make in supporting and developing our employees and our culture include:
Compensation and Benefits. Our strategic compensation philosophy is grounded on rewarding performance based on organizational goals and outcomes. We offer competitive pay and a robust benefits package, including, among other benefits, healthcare benefits, flexible spending accounts, health savings accounts, life insurance, short-term and long-term disability plans, a generous paid time off ("PTO") policy, and a 401(k) plan with employer match.
In 2024, we launched a paid parental leave program for eligible employees as part of our ongoing commitment to support our employees through their life milestones. This benefit provides 10 weeks at full pay for maternity leave and six weeks full pay for paternity leave. This benefit was a direct result of employee feedback and our desire to provide comprehensive benefits that provide value to both employee and our organization.
Additionally, we introduced new financial wellness resources through partnerships with MMA Prosper WiseSM and Bank of America. Employees have free access to a variety of online tools, resources and unlimited consultations with a financial coach to address questions related to our 401(k) plan, investing, budgeting, debt management and more to support their financial wellness goals.
We believe investing in our employees' physical, mental, and financial health to promote their overall well-being is both our ethical obligation and important to helping our employees contribute to our organizational mission and goals.
We maintain an employee stock purchase program ("ESPP") for eligible employees to support our objective of attracting, retaining and motivating talented employees. The program offers shares at a 15% discount and provides an opportunity for employees to participate in the ownership of the company. The ESPP has been positively received with robust levels of participation among our employee base.
In addition, the Claritev Scholarship program is offered to children of Claritev employees who wish to continue their education after high school to achieve their educational goals. The total amount of new scholarship awards granted in 2024 was $100,000.
Through our Claritev Helping Hands program and PTO Donation program, we are able to provide financial assistance for employees experiencing hardships; these programs are funded 100% from employee donations and are administered by the Helping Hands Committee and PTO Donation Committee, comprised of Claritev employees.
Finally, our Charitable Giving Committees support local and national communities through employee fundraising and volunteer efforts targeting underserved and underprivileged populations.
Embracing Our Core Values: The Four Pillars of Success. At the heart of our company lie four core values: Accountability, Boldness and Intentionality, Teamwork, and Service Excellence. These principles are the foundation of our high standards of conduct, guiding our decision-making, actions and collaborative efforts to achieve our goals. They shape our culture and are essential in positively impacting and supporting our stakeholders, including customers, employees, shareholders, and the healthcare communities we serve.
We weave these values into every aspect of our operations, from defining role-specific competencies and responsibilities to aligning expectations between employees and managers. By doing so, we not only advance our corporate objectives but also foster personal and professional growth among our team members.
Integrity and Trust. Claritev is committed to always conducting our business with integrity. This commitment forms the foundation of our business success, maintains our culture of honesty and fair play throughout our operations, and sustains our company’s reputation for excellence. Everyone shares that responsibility, and that’s why every employee is required to become familiar with our Code of Business Conduct and Ethics (the “Code”). New employees receive training and attest that they have read, understand and agree to the Code within the first 30 days of employment. Thereafter, employees are required to complete this training annually. This Code embodies our company’s principles and the way we do business, which include giving equal opportunities to all employees and job candidates, and compliance with all laws, rules, and regulations applicable to our business. This important document can be found on our Investor section of our website at https://investors.claritev.com/governance/governance-documents/default.aspx.
EthicsPoint is Claritev’s hotline for reporting any concerns that employees do not feel comfortable reporting through other channels. While Claritev receives high survey scores pertaining to employees’ level of comfort reporting their concerns to management, we believe it is important that employees have multiple avenues for raising, reviewing and resolving concerns in a way they are most comfortable, including confidentially.
Talent and Opportunity. At Claritev, we are dedicated to fostering an inclusive environment where employees can be engaged and make meaningful contributions. By valuing individuals with varied backgrounds, and experiences, we aim to build a culture that drives innovation, collaboration, and long-term success, positively impacting the communities we serve.
Our priorities include attracting, retaining, and promoting a workforce that mirrors the richness of diverse skills and perspectives essential for progress. We are committed to investing significant time and resources into initiatives that enhance engagement at all levels and cultivate a sense of belonging through mutual respect and understanding.
We believe that education is central to fostering our employees' and company growth. Every employee is encouraged to dedicate five hours annually where they curate their own education plans based on priorities for expanding their professional development.
Through our Charitable Giving Committees, we extend this commitment beyond the workplace, supporting local and national causes through volunteerism and fundraising efforts that uplift underrepresented and underserved communities. Together, we are building a stronger future rooted in representation, shared purpose, and community impact.
Learning and Development. We are committed to nurturing the growth of talented individuals by investing in their professional development, with a strong focus on leadership growth. Our dedicated Talent Growth and Development Team collaborates closely with leadership to ensure employees have access to development plans that align with both business objectives and personal career advancement.
We offer a wide range of development programs, partnering with vendors to provide business, professional, and technical learning opportunities. Our training programs include self-directed learning, live instructor-led workshops, and specialized leadership courses designed to cultivate the next generation of leaders.
Additionally, we provide opportunities for external knowledge development, with conference and tuition reimbursements. Tailored training is also available for departments to focus on specific topics that align with their goals. In 2024, we offered over 774 educational opportunities, totaling approximately 42,000 hours of training, with a significant portion dedicated to leadership development.
Internal Recognition and Performance Acknowledgments. We aim to enhance employee satisfaction, engagement, and productivity by openly celebrating the positive impact our employees have on their colleagues and the Company. Our MultiSTAR (Claritev Service Talent Achievement & Reward) recognition program offers both formal and informal ways for employees to acknowledge their colleagues' contributions and embodiment of our shared values.
MultiSTAR's multi-tiered award system allows employees to celebrate cultural holidays, mark career milestones, post thank-you notes on public or private feeds and recommend monetary awards for various levels of achievement. This program ensures that the efforts and accomplishments of our team members are recognized and appreciated across all levels, including a newly added President’s Award for outstanding achievements.
Performance Management Program. Our Performance Management Program rewards strong performance and drives employees to achieve desired outcomes through a structured approach enabling and recognizing performance excellence. We have established a set of core competencies that guide employees to demonstrate successful behaviors aligned with our values at the Company.
Each year, leaders collaborate with employees to set ambitious business goals and professional development plans, providing a clear roadmap for success. Managers are encouraged to continuously assess and refine these goals, development plans, and overall performance, ensuring alignment with our high standards.
This dynamic program and our performance management system empower managers to set clear expectations and track progress throughout the year, celebrating achievements and recognizing outstanding contributions. By embracing a pay-for-performance philosophy, we ensure that exceptional performance is rewarded, motivating our team to reach new heights.
For more information on the topics above, please see our environmental, social, and governance ("ESG") report that can be found on our website at www.claritev.com.
The information contained on, or that may be accessed through, the Company’s websites is not incorporated by reference into, and is not part of, this Annual Report on Form 10-K.
Government Regulations
We believe that each of Claritev's service offerings bears less regulatory risk than other healthcare businesses that bear insurance risk and bill federal healthcare programs or directly provide care. While we support clients that are regulated entities, we generally are not directly regulated and face significantly lower levels of regulatory complexity. We function as a transaction processor and we believe we have limited risk for services or billing.
Claritev does not deliver healthcare services; provide or manage healthcare services; or provide care or care management. Our business is compensated directly by private payor clients, not by Medicare, Medicaid or other government healthcare programs. In some instances, we provide services to payors that contract directly with a federal or state agency. In those instances, we may be subject to certain federal and state law requirements associated with those programs as a First Tier, Downstream or Related entity ("FDR"). As an FDR to these clients, we are subject to requirements which prohibit an individual or entity who has been convicted of program-related crimes or other violations from providing services to, or receiving payment from, government healthcare programs. Further, we are subject to affirmative legal obligations, as well as contractual requirements with our clients, to check the exclusion status of the individuals and entities we employ against lists of excluded individuals and entities prior to entering into employment or contractual relationships with them, and to periodically re-check such lists thereafter, or run the risk of liability under civil monetary penalties laws or a breach of our contractual obligations. We are also required to provide access to contracts, books and records pertaining to services performed in connection with federal or state agency contracts. A failure to comply with FDR requirements or violations of healthcare laws could subject us to audits, corrective actions, contract terminations, criminal or civil penalties, and/or debarment or exclusion from government healthcare programs.
Through our client relationships, we are subject either directly or indirectly to federal and state laws and regulations that govern privacy, security, and breaches of patient information as well as the conduct of certain electronic healthcare transactions. These laws, include, for example, the Health Insurance Portability and Accountability Act and the Health Information Technology for Economic and Clinical Health Act, each as amended, and the regulations that implement such laws ("HIPAA"), which imposes rules protecting individually identifiable health information and setting national standards for the security of electronic Protected Health Information ("PHI"). We are a "Business Associate" (as defined by HIPAA) of our clients. As such, we must comply with all applicable provisions of HIPAA, including the HIPAA Security Rule and applicable provisions of the HIPAA Privacy Rule and the Breach Notification Rule. Violations of such provisions may result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of patient information. In addition to HIPAA, there are federal and state laws that protect types of personal information that may be viewed as particularly sensitive, including substance abuse information, genetic information, HIV/AIDS status, and mental health information. The Federal Trade Commission has also interpreted existing consumer protection laws to impose standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal, and security of information about individuals, including health-related information. State privacy laws are changing rapidly. Massachusetts and New York, for example, have enacted regulations and statutes that require any entity that holds, transmits or collects certain personal information about their residents to adopt a written data security plan that meets the requirements set forth in the statute, and to timely report certain unauthorized access to, or disclosure of, that data. In California, the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), provides California residents with a number of privacy-related rights and is more stringent in many respects than other state laws currently in effect in the United States. Further, each year a number of proposals related to data privacy or security are considered before federal and state legislative and regulatory bodies, including in a number of states considering consumer protection laws similar to those that currently exist in California, Colorado, Connecticut, Delaware, Maryland, Montana, Nevada, New Hampshire, Oregon, Texas, Utah and Virginia. In 2023, Montana, Oregon and Texas adopted laws regulating the permitted use and security of certain personal information and we expect additional states to do the same in the coming years. These laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities.
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
We may also directly or indirectly be subject to state and federal regulation regarding the payment of out-of-network claims, including regulations regarding the determination of payment amounts and what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations, as well as regulations targeting surprise billing and requiring transparency. For example, effective January 1, 2022, the NSA prohibits certain out-of-network providers from charging patients an amount beyond the in-network cost sharing amount for services rendered, subject to limited exceptions. For services for which balance billing is prohibited, the NSA establishes an independent dispute resolution ("IDR") process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. The law is being implemented through several IFRs and Final Rules, as well as other guidance issued by the HHS and other governmental entities. We expect additional guidance and regulations that may continue to change our understanding of the obligations of our clients under the NSA, such as a substantial IDR operations proposed rule addressing aspects of the IDR process that is likely to be finalized in 2025, which will require updates to processes and impose additional compliance obligations for our payor clients. Any future healthcare measures and agency rules implemented by the Trump administration on us and the healthcare industry as a whole is unclear, and the implementation of healthcare reforms may negatively impact our clients, or our contractual relationships with those clients and our business in general.
In addition to enacting the NSA, the Consolidated Appropriations Act also revised and clarified requirements of the Mental Health Parity and Addiction Equity Act ("MHPAEA"). The MHPAEA, enacted in 2008, prohibits health plans from providing less favorable mental health and substance abuse disorder benefits than medical/surgical benefits, whether measured in terms of quantitative treatment limitations or non-quantitative limitations ("NQTLs"). Specifically, the MHPAEA prohibits imposing NQTLs on mental health or substance abuse disorder benefits without performing comparative analyses on what impact those NQTLs will have. Plans are required to provide these comparative analyses to the Department of Labor ("DOL") and HHS upon request, and the DOL and HHS are required to review at least 20 health plans for mental health parity each year. In 2021, the DOL reviewed over 100 plans, and determined that none of the comparative analyses were sufficient as initially submitted. In 2022 and 2023, the DOL and HHS reviewed over 40 plans, and determined once again that none of the comparative analyses were sufficient. In 2023, in response to the observations made by the DOL and HHS, the Biden administration released a substantial proposed rule that would impose additional requirements on plans and issuers with respect to the comparative analyses. Over 9,000 comments were received in response to the proposed rule. A final rule was published in September 2024, adding layers of complexity to the process for our payor clients. The final regulations are intended to provide more clarity to ensure more plans comply with the MHPAEA NQTL Analysis requirement. The final rule becomes effective in multiple stages, partially effective as of January 1, 2025, and fully effective on January 1, 2026. Under the final rule, the focus has shifted to promote access to MH/SUD services by ensuring NQTLs are not applied more stringently to MH/SUD services and to standardize how MH/SUD services are categorized. To support our clients, we have initiated an annual process to review the prior year and create comparative analyses for aspects of our services related to network participation, credentialing, and other processes to assist clients in completing their own analyses. Additionally, states have begun to impose or update their own mental health parity initiatives, some of which require heightened annual reporting. Beginning January 1, 2026, with the full implementation of the final rule, it is unclear how our role in preparing comparative analyses will change, however we will continue to support our clients with their need for documentation to comply with MHPAEA.
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
Corporate History and Background
Our Company was founded in 1980 as a New York-based hospital network and has evolved both organically and through acquisitions from that regional network to a leading independent national PPO player, and then to a data analytics and technology-enabled end-to-end cost management, payment and revenue integrity services company. In addition to the acquisitions of BST, DHP, and HST, in 2023, 2021, and 2020, respectively, other notable acquisitions were BCE Emergis Corporation, in 2004, which extended network access nationally and added a negotiation services platform; Private Healthcare Systems, Inc., in 2006, which added a NCQA-accredited, national primary PPO network; Viant Holdings, Inc., in 2010, which added analytics-based services and additional network access including for MA and Medicaid plans; National Care Network, LLC, in 2011, which added the Data iSight pricing service; and Medical Audit and Review Solutions, Inc., in 2014, which added pre-payment integrity services.
We became a publicly-traded company in October 2020 as the result of a merger with a publicly-traded special purpose acquisition company, Churchill Capital Corporation III ("Churchill"). Churchill was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 12, 2020, Churchill entered into the Merger Agreement (the "Merger Agreement") by and among Music Merger Sub I, Inc. ("First Merger Sub"), Music Merger Sub II, LLC ("Second Merger Sub"), Polaris Investment Holdings, L.P. ("Holdings"), and Polaris Parent Corp. ("Former MultiPlan"). On October 8, 2020, the Merger was consummated and the other transactions contemplated by the Merger Agreement and the related agreements ("Transactions") were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and The New York Stock Exchange ("NYSE") ticker symbol for its Class A common stock to "MPLN."
On February 17, 2025, the Company changed its name from "MultiPlan Corporation" to "Claritev Corporation". The Company also announced that it intends for its Class A common stock to cease trading under the ticker symbol “MPLN” and begin trading under its new ticker symbol, “CTEV”, on the New York Stock Exchange, which the Company expects to be effective on February 28, 2025.
The Company's warrants traded on the NYSE until January 22, 2024 but now trade over the counter under the symbol "MPLNW".
Available Information
Our principal executive offices are located at 7900 Tysons One Place, Suite 400, McLean, Virginia 22102 and our telephone number at that address is (212) 780-2000.
Our website is located at www.claritev.com, and our investor relations website is located at www.investors.claritev.com. No information contained on these websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are available through our investor relations website, free of charge, after we file them with the Securities and Exchange Commission (the "SEC"). We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports that we file or furnish with the SEC. Investors and others should note that we routinely announce financial and other material information using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels of distribution to communicate with our investors and members of the public about our company, our services and other items of interest.
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
Business and Operations Risks
Our success is dependent on retaining our key clients, as well as the success of those clients, as we depend on a core group of clients for a significant portion of our revenues.
If a significant client terminates or does not renew or extend its contract with us, our business, financial condition and results of operations could be adversely affected. Our client contracts generally permit our clients to terminate with relatively short notice, including without cause. Our two largest clients accounted for approximately 28% and 16%, respectively, of our revenues for the year ended December 31, 2024. While we believe our client relationships are strong, if we lose any one of our largest clients, one of our largest clients reduces its use of our products and services, or if any one of our largest clients negotiates less favorable terms with us, in particular pricing terms, our revenue may be materially and adversely impacted. For example, we have observed significant reductions in the use of our products and services by certain clients and experienced pricing pressure from significant clients in the past, which has adversely impacted our revenue. Revenue from clients that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
Many organizations in the insurance industry are consolidating, which could also result in the loss of one or more of our significant clients. To the extent that these consolidation trends do not cause the loss of clients, we could nevertheless encounter greater client concentration as our clients become parts of larger organizations, potentially resulting in overreliance on a few key clients, decreased flexibility, increased vulnerability to client churn, and similar challenges. In addition, we could lose significant clients due to competitive pricing pressures or other reasons. Any of the foregoing factors, along with other factors, could also result in us receiving a lower ranking in our client's claims matching process, which would reduce the number of claims we match and, as a result, would reduce our revenues. Due to the substantial fixed costs in our business and the time and expense it would take to decrease certain variable costs, especially personnel, the loss of a significant client or receiving a lower ranking in our clients' claims matching process could cause a material decline in our profitability and operating performance.
Our success is also dependent on our clients' ability to attract individuals to join their health plans. Many individuals receive their coverage through their employer, and thus employers play a large role in selecting which health plan their employees use. Our clients may also lose members due to competition or if businesses reduce headcount, whether due to cost reductions, automation, technological advances, or otherwise, and thus the number of employees who receive health insurance. In addition, our clients may reduce the scope of the health coverage they provide, which may then result in us matching fewer claims. If our clients suffer a decline in the number of members of their health plans or reduce the scope of the insurance coverage they provide, fees from the number of claims we match and the amount of PEPM fees we receive may decrease, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, the majority of our contracts contain payment terms that are based on a percentage of savings to the client or on the number of covered employees and most contain no minimum requirements for the number of claims that the client must process through us. As a result, the termination of client contracts, the material reduction by our clients of claims processed through us, or our inability to generate significant savings with respect to client claims would adversely affect our business, financial condition, and results of operations.

We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans, including our Vision 2030 transformation plan.
In support of our Vision 2030 transformation plan, which aims to reduce costs and invest in technology for future growth, we have developed, and will continue to develop, new or additional strategic plans, including technological transformation, product development and service expansions, sales and marketing initiatives, mergers and acquisitions, improvement initiatives and efficiency measures to help self-fund some of the necessary investments to support these strategic plans. For example, we are consolidating our cloud infrastructure on Oracle Cloud Infrastructure to support our digital transformation, which we anticipate will enable us to better support our clients’ needs by improving efficiency and creating a more flexible infrastructure to meet evolving market demands.
We cannot assure you that we will be able to successfully execute these strategic plans or realize the expected benefits of such plans. A variety of risks could cause us not to execute such plans, or not realize some or all of the expected benefits therefrom. These risks include, among others: higher than expected implementation expenses; delays in the anticipated timing of activities related to such initiatives, in particular with respect to the development and deployment of additional sales and marketing professionals and achievement of certain technology-related product development goals, which will require significant external resources; failure to realize estimated savings from our efficiency measures or benefits from our improvement initiatives or, if realized, an inability to sustain such cost savings or improvements over time; subsequent regulatory requirements; and the risks and uncertainties inherent in pursuing acquisitions as a portion of our growth strategy. Our ability to successfully manage the organizational changes that may be necessary to implement our strategic plans is important for our future business success. In particular, our reputation and results of operations could be harmed if employee morale, engagement or productivity decline as a result of organizational or other changes we effect as part of our implementation efforts.
Moreover, our implementation of these plans, measures and initiatives may disrupt our operations and performance, and distract management and other key personnel from day-to-day operations and other on-going initiatives, which could have a material and adverse effect on our business. Additional costs associated with executing on our strategic plans or improvement initiatives, failure to achieve the anticipated benefits of such plans and initiatives regardless of cost, or the failure to achieve the estimated cost savings from efficiency initiatives may adversely impact our results of operations. Some of these expenses, such as the implementation of certain technology-related initiatives, may increase our fixed overhead costs for the foreseeable future and we may be unable to reduce these costs if such initiatives do not progress according to plan.
If, for any reason, the benefits we realize from our strategic plans, efficiency measures and improvement initiatives are less than our estimates, or adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially and adversely affected.
We may not successfully enter new lines of business, launch new products or broaden the scope of our services. Conversely, entering new lines of business, launching new products and broadening the scope of our services may result in expenditures we cannot recoup, divert management's attention or otherwise strain our business.
Fundamental to our growth strategy is our entrance into new lines of business, launch of new products and expansion of our services. We kicked off this growth strategy in 2023, by launching new products, such as Pro Pricer®, broadening the scope of our services, such as the addition of B2B healthcare payment services and the continued expansion of our end-to-end Surprise Billing Services, and entering into new lines of business with our acquisition of BST and establishing our Data and Decision Sciences Services business line. In 2024, we adopted our Vision 2030 transformation plan to, among other things, reduce the concentration of our revenues and reduce our dependence on the commercial and payor markets as well as reduce our dependence on out-of-network claims within the commercial market.
We may not achieve our expected growth if we do not successfully enter these new lines of business, launch new products, and continue to broaden the scope of our services. These efforts may require significant upfront and ongoing expenditures that we may not be able to recoup in the future. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to improve and integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore, focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business. These efforts may also divert management's attention and expose us to new risks and regulations. As a result, entering new lines of business, launching new products and broadening the scope of our services, or conversely the failure to do so, may have material adverse effects on our business, financial condition and results of operations.

If we do not continue to attract, motivate and retain members of our senior management team and qualified employees, or if we are unable to maintain sufficient qualified personnel, we may not be able to support our operations.
The completion and execution of our strategies, including our growth strategy, depend on the continued service and performance of our senior management team. We may have difficulty replacing key executives due to the limited number of qualified individuals with the breadth of skills and experience required to operate and expand our business. If succession planning is not effectively executed or if we lose key members of our senior management team, our ability to effectively manage our current and future operations may be disrupted and our ability to attract and retain other key executives could be adversely affected.
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
Future organizational changes, including the implementation of cost savings initiatives, could also cause our employee attrition rate to increase. If we are unable to continue to identify or be successful in attracting, motivating and retaining appropriately qualified personnel in sufficient numbers, our business, financial condition, and results of operations would be adversely affected.
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
If we are unable to sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be materially and adversely affected.
We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives, including our Vision 2030 transformation plan, and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our platform development, difficulties in executing our business plans and fulfilling our obligations, and other operational challenges. Any of these developments could materially and adversely affect our business, financial condition, and results of operations.
Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including recent trends of reduced healthcare utilization and increased patient financial responsibility for services.

Our operations have been, and may continue to be, adversely impacted by the effects of reduced utilization of the healthcare system. Although we believe the recent trend of reduced utilization in the healthcare system has lessened, any future reduced utilization and the continuing trend of increased patient financial responsibility for services may adversely impact our business. Other trends in the U.S. healthcare system that may impact our business are increased patient responsibility for medical care due to products such as high deductible health plans and the elimination of any coverage for out-of-network services or other actions by payors to incentivize the use of in-network care. These trends may lead to either a reduction in utilization of the healthcare system, a reduction in the utilization of the healthcare system that is covered by third party payors or a reduction in the utilization of out-of-network services. Trends in the utilization of the U.S. healthcare system can be influenced by a multitude of factors, including, without limitation, decisions to delay medical care, especially elective procedures, economic pressures, and any shift in approach by payors. These and other factors may result in a decline in the number of claims we process and, as such, our operations may be adversely impacted.
If we are unable to identify, complete and successfully integrate acquisitions, our ability to grow our business may be limited and our business, financial position and results of operations may be adversely impacted.
We may not be able to identify, complete, and successfully integrate acquisitions in the future, and any failure to do so may limit our ability to grow our business. Our acquisition strategy involves a number of risks, including:
•our ability to find suitable businesses to acquire at affordable valuations or on other acceptable terms;
•competition for acquisition targets may lead to substantial increases in purchase prices or one of our competitors acquiring one of our acquisition targets;
•our continued dependence on access to the credit and capital markets to fund acquisitions;
•limitations on our ability to consummate acquisitions under the terms of our various debt documents;
•prohibition of any of our proposed acquisitions under United States or foreign antitrust laws;
•the diversion of management's attention from existing operations to the integration of acquired companies;
•our inability to realize expected cost savings and synergies;
•compliance with the regulatory environment applicable to an acquisition;
•expenses, delays and difficulties of integrating acquired businesses into our existing business structure, which risks are heightened for large-scale acquisitions; and
•difficulty in retaining key clients and management personnel.
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
Failure to successfully complete divestitures could negatively affect our operations.
We may seek to divest portions of our business or assets that are not deemed to fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as the ability to dispose of such businesses or assets on satisfactory terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions or other strategic projects or initiatives, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts. If we do not complete these activities in a timely manner, or do not realize anticipated cost savings, synergies and efficiencies, business disruption occurs during or following such activities, or we incur unanticipated charges, this may negatively impact our business, financial condition, operating results, and cash flows.

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
With respect to our network-based services, we face direct competition from health maintenance organizations ("HMOs") and other independent PPOs, which are primarily regional, and with PPO network aggregators that offer national access by patching together third-party networks. At times we also compete with PPO networks owned by our large payor clients. Our clients often select PPO providers by specific geography based upon the magnitude of the discount provided or the breadth of the network. Although we are one of the largest independent PPO network providers, regional and local PPO network providers may have deeper discounts or broader networks within their region, potentially leading our clients to select such competitors in specific geographies.
With respect to our payment and revenue integrity services, we face competition from a variety of large and small vendors offering these services. Our payment integrity services compete on the basis of analytic breadth and depth, human expertise, and scope. Our revenue integrity services compete on the basis of identification of and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors.
With respect to our data and decision science services, we face competition with a variety of different vendors for each of the main product categories. These competitors vary in size and services offered as well as target market segments. We expect competition to continue to increase with respect to each product category.
With regard to each of our service offerings, we cannot assure you that we will be able to maintain our competitive position. Our failure to do so may have a material adverse effect on our business, financial condition and results of operations.
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
Considering these pricing pressures, we anticipate that our clients, regardless of service line, will be sensitive to price. Further, our client contracts are subject to negotiation and renegotiation. As a result, our clients may switch to the services of a competitor with more favorable pricing, reduce the products or services they purchase from us, or purchase different types of products that are less profitable to us. Client consolidation also may make it more difficult for us to attract and retain clients and healthcare providers on advantageous terms. In addition, some of our current and potential competitors have greater financial and marketing resources than us and continued consolidation in the industry may increase the number of competitors that have greater resources than us.
If we do not compete effectively in our markets or if we face significant pricing pressures, our business, financial condition, and results of operations may be materially and adversely affected.
Changes in the healthcare industry could adversely affect us.
Our business is dependent on a variety of factors, including our ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the products and services we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of payors were to seek price concessions directly from providers. In addition, substantial changes in the healthcare industry, such as the enactment of laws and the adoption of regulations unfavorable to us or our relationships with payors and providers, including the NSA and its implementing regulations, as well as other state laws and regulations aimed at addressing "surprise" billing (medical bills that arise when an insured patient receives care from an out-of-network provider, resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single payor healthcare system in one or more states, or in the United States or changes caused by, or that result from, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation. Furthermore, we may not become aware in a timely manner of changes in regulatory requirements affecting our business, which could result in our taking, or failing to take, actions, resulting in noncompliance with state or federal regulations. Conversely, the changeover to the Trump administration could result in the repeal, modification, or rollback of laws and the regulations that are currently favorable to us, or our relationships with payors and providers could have a material adverse effect on our business, financial condition, and results of operations, and could cause us to substantially alter our business strategy and methods of operation.
Evolving industry standards and rapid technological changes could result in reduced demand for our products and services.
Rapidly changing technology, evolving industry standards and the frequent introduction of new and enhanced products and services characterize the market for our products and services. Our success will depend upon our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis to meet evolving client requirements, achieve market acceptance for new products and services, and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes, new industry standards, or updated regulatory requirements. Moreover, other companies may develop competitive products or services, or our clients may develop internal solutions, that may result in reduced demand for our products and services.
We operate in a litigious environment which may adversely affect our financial results.
We may, and in the past have, become involved in legal actions and claims arising in the ordinary course of business, including litigation regarding employment matters, breach of contract, violations of laws and regulations, and other commercial matters. Further, we are the subject of governmental investigations from time to time. Due to the inherent uncertainty in the litigation or governmental investigation process, the resolution of any particular legal proceeding or governmental investigation could result in changes to our products and business practices and could have a material adverse effect on our financial position and results of operations.
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers, such as Claritev, are sometimes made party to such suits or involved in related litigation. Further, we may be, and have been in the past, made party to such lawsuits or litigation may be brought independently or directly against us under various legal bases, including breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or the Racketeering Influenced and Corrupt Organizations Act, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims, or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation.
For example, and relating to litigation on the basis of alleged violation of antitrust laws, we have been named in numerous federal lawsuits, including putative class action lawsuits, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025. We believe these lawsuits are without merit and intend to vigorously defend the Company.
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

Lawsuits of the types set out above could materially and adversely affect our results, especially if they proliferate. In addition, such lawsuits may affect our clients' use of our products and services, especially our cost management products and services.
Our business may be adversely affected by a pandemic, epidemic, or similar public health emergency.
A pandemic, epidemic, or similar public health emergency, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and adversely affect our business. The extent to which a pandemic, epidemic or similar public health emergency could impact our business, results of operations, or financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic, epidemic or similar public health emergency; government, business, and individual actions taken in response; the impact of the public health event on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; and disruptions in the healthcare market. Furthermore, public health crises could result in unexpected changes in utilization of healthcare services, such as widespread deferrals of elective care, which could impact our business, results of operations, and financial condition.
These risks and uncertainties and other disruptions related to any future pandemics, epidemics, or similar public health emergencies could materially and adversely affect our business, financial condition and results of operations.
We depend on our providers and our PPO networks to maintain the profitability of our network-based and analytics-based services, as well as the future expansion of our operations.
The healthcare providers that constitute our network are integral to our operations. Specifically, a portion of the revenues from our analytics-based services are based on a percentage of the price concessions from these providers that apply to claims of our payor clients. Further, our ability to contract at competitive rates with our PPO providers will affect the attractiveness and profitability of our network products. Finally, the providers that constitute our network may be important to our launch of new products and the expansion of the services that we offer. Consequently, our ability to maintain and grow our provider network is important to our operations.
Typical contracts with our providers have a one-year term, and are renewable automatically for successive one-year terms, although most such contracts permit early termination without penalty and with short notice periods. These contracts are also subject to negotiation and revisions with respect to the level and amount of price concessions for medical services. The termination of a significant number of contracts with our high-volume providers, the inability to replace such contracts, or the negotiation of contracts with lower discounts resulting in reduced price concessions would adversely impact our network of providers and thereby reduce the number and value of claims we are able to match and the attractiveness of our network to our clients. Further, increasing consolidation in the provider sector also may make it more difficult for us to contract at competitive rates and could affect the profitability of our products.
Maintaining and growing our PPO networks is also important as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings, including by in-sourcing or expanding their in-sourcing of such services. Our clients may further disaggregate the services we provide for them generally or in certain geographical areas, such as individual states, and in doing so may create more competitive pricing conditions for such services. Moreover, some of our clients have acquired or may acquire our competitors.
All the above factors may decrease or slow the growth in the demand for our services, which may materially and adversely affect our business, financial conditions, and results of operations.
Our PPO networks may experience decreases in discounts from providers, thereby adversely affecting our competitive position and revenue.
Our PPO networks receive discounts from healthcare providers (such as acute care hospitals, practitioners and ancillary facilities) who participate in such networks. These discounts could be reduced due to the desire of healthcare providers to increase their net level of reimbursement from payors. Healthcare providers could also reduce the discounts provided to our PPO networks as a result of reduced or lower contracted rates that such providers obtain from our PPO competitors, any of whom may have greater market penetration and/or the ability to direct more patients to such providers. Any such reductions may reduce our revenues and make our network less attractive to our clients.

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
The inability of our clients to pay for our products and services could decrease our revenue.
Our health insurance payor clients may be required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, the financial stability of our payor clients may be adversely affected by a variety of factors, including costly litigation or regulatory changes. Our ability to collect fees for our products and services may become impaired if our payor clients are unable to pay for our products and services because they need to maintain cash reserves, if they fail to maintain required balance sheet ratios or if they become financially unstable or insolvent. Any of the foregoing in the future could adversely affect our revenues and cash flows.
Risks Related to Information Technology Systems, Cybersecurity, and Intellectual Property
Security breaches, loss of data and other cyber incidents or disruptions could compromise sensitive business or patient information and negatively impact our business and reputation, harm both us and our clients and create liability.
Our business is dependent upon our ability to (1) receive, store, retrieve, process, analyze and manage data, (2) maintain and upgrade our data processing capabilities, and (3) deliver high-quality and uninterrupted access for our clients to our computer systems. In connection with doing so and otherwise in the operation of our business, we collect, use and maintain various types of sensitive information, including PHI and individually identifiable information. In order to process and analyze data and sensitive information, deliver access to our computer systems to our clients, maintain protected information and otherwise operate our business, we operate information systems and maintain connectivity from multiple facilities, including our data centers and the public cloud as well as access by our distributed and remote-first workforce, and utilize software and services from third parties.
Despite our implementation of our cybersecurity risk management programs, processes, and practices, our IT environment (and those of third parties on which we rely) may be vulnerable to social engineering, malware, physical break-ins, security flaws, zero day vulnerabilities, attacks by threat actors, and other cyber-incidents and disruptive problems caused by employees, contractors, clients, users, vendors or other third parties (including bad actors). Social engineering, phishing, computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to, and our safeguards may not prevent, incidents of inappropriate and/or unauthorized access to or acquisition or exfiltration of protected information by our employees, contractors, vendors and/or bad actors, as well as interruption, delays or cessation in our use of our IT environment and service to our clients and the operation of our business. Further, the use of AI and ML capabilities may also increase the risk of cybersecurity incidents. Such vulnerabilities and incidents may result, and on limited occasions in the past have resulted, in unauthorized access, exfiltration, use, disclosure, modification, or deletion of protected information that is transmitted or stored over our networks as well as interruption, delay, or cessation in our use of our IT environment as well as service to our clients and the operation of our business.
Such security or privacy breaches may further:
•expose us to liability to the individuals who are the subject of the information, clients that are responsible for the information and/or the parties to whom we are contractually obligated, and subject us to fines or penalties, including liability, fines and penalties under federal and state laws related to the privacy and security of protected information;
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

•harm our reputation and deter or prevent clients from using our products and services, and/or cause clients to find other means to achieve cost savings, including by switching to a competitor or by in-sourcing such services; and
•jeopardize the security of confidential information stored in the computer systems of our clients in light of the frequent communication and sharing of files, data and information with our clients.
A security or privacy breach at one of our clients, vendors or strategic partners may also adversely impact the operation of our business, including as a result of a slowing or cessation of claims sent to us to process.
Security and privacy concerns with respect to the healthcare industry may also inhibit the growth of the healthcare information services industry in general, and our client base and business in particular.
A significant security breach or incident of the types described above could result in loss of clients, loss of revenues, damage to our reputation, direct damages, regulatory implications, costs of repair and detection, and other unplanned expenses. While we carry cybersecurity and privacy insurance to cover events of the sort described above, the coverage may not be adequate to compensate us for losses that may occur by reason of such events.
If we fail to execute our cybersecurity risk management programs and/or our strategy do not perform as intended, we may suffer security and privacy breaches, and our business and reputation could be adversely affected.
We depend on uninterrupted computer access for our clients and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our clients to seek alternative service providers.
Many aspects of our business are dependent upon our ability to store, retrieve, process, and manage data and to maintain and upgrade our data processing capabilities. Our success is dependent on our ability to deliver high-quality and uninterrupted access for our clients to our computer system, requiring us to protect our computer equipment, software, and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, and other catastrophic events, in addition to the cybersecurity and privacy breaches noted in the risk factor immediately above. Our success is also dependent on our continued access to our licenses with third parties that provide us with software. Interruption of our or our key vendor's information technology environment, including data processing capabilities, for any extended length of time, loss of stored data, programming errors, or other technological problems could impair our ability to provide certain products and services. A system failure, if prolonged, could result in reduced revenues, loss of clients, and damage to our reputation, any of which could cause our business to materially suffer. In addition, due to the highly automated environment in which we operate our computer systems, any undetected error in the operation of our business processes or computer software may cause us to lose revenues or subject us to liabilities for third party claims. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.
Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.
We largely rely on our own multi-layered technical security controls and confidentiality procedures, including employee nondisclosure agreements for certain employees, to maintain the confidentiality and security of our trade secrets, know-how, internally developed computer applications, business processes, and other proprietary information. If third parties gain unauthorized access to our information systems or if our proprietary information is misappropriated, it may have a material adverse effect on our business, financial condition, and results of operations. Trade secret laws offer limited protection against third party development of competitive products or services. Further, because we lack the protection of registered copyrights for our internally developed software applications, we may be vulnerable to misappropriation of our proprietary applications by third parties or competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. The failure to adequately protect our proprietary information could have a material adverse effect on our business, financial condition, and results of operations.
We employ third-party and open source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license, or the terms of open source licenses could result in increased costs, or reduced service levels, which would adversely affect our business.
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
If our ability to expand our network and technology infrastructure is constrained, we could lose clients, and that loss could adversely affect our operating results.
The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our network and technology infrastructure and other resources and further expansion of our operations will require substantial financial resources. Our growth strategy includes the launch of new or expanded products and services and the evaluation of opportunities in new geographic markets as well as in adjacent and new market verticals, which will likely significantly increase the demands placed on our network and technology infrastructure. To accommodate such growth, we must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, changing client requirements, and current and future growth initiatives. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process. We also may not be able to reprice or expand and upgrade our systems and infrastructure to accommodate such increases. Projecting such needs may be particularly difficult for new solutions, products, and services or for the expansion of existing solutions, products and services into other markets in which we have limited or no prior experience. We may be unable to expand or adapt our network infrastructure to implement our growth strategy or otherwise meet additional demand or our clients' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information technology systems, procedures, and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to successfully implement our growth strategy or otherwise take full advantage of the market for healthcare applications, products and services. Our inability to expand and adapt our network and technology infrastructure could result in our clients utilizing the products and services of our competitors or in-sourcing such products and services.
We have begun to incorporate, and plan to further incorporate in the future, more advanced AI and ML in our product and service offerings, and challenges with properly managing the use of AI and ML could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations, financial condition, and/or cash flows.
We have begun incorporating, and plan to further incorporate in the future, more advanced AI/ML capabilities into certain product and service offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI/ML into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. We also use and plan to continue to use AI/ML capabilities offered by third parties to drive efficiencies and improvements in the operation of our business. Our incorporation of AI/ML into our products and services, and our use of AI/ML offered by third parties, could subject us to competitive risks, potential legal liability, regulatory scrutiny, ethical concerns and reputational harm, and our business, financial condition, and results of operations may be adversely affected. These risks are particularly present if the content, analyses, or recommendations that AI/ML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, especially given our positioning in the healthcare industry where the use of AI/ML is subject to additional scrutiny and potential regulation.
Intellectual property protection in the field of AI is currently under assessment, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and output data. Moreover, some of the AI/ML capabilities of our products involve, or may involve, the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, each of which may be interpreted in ways that may affect the way in which we engage with AI/ML and require us to make changes to our business practices and products to comply with such obligations. Our use of AI technologies may involve the storage and transmission of confidential or sensitive information, including personal information of employees, clients, and others, as well as PHI of our clients’ patients. Our use of AI/ML capabilities could pose risks to our clients, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our adoption of these capabilities more generally. Such risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used, the potential for bias or inaccuracies in the data used to train our ML/AI capabilities, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise personal data or overall functionality. Such risks could negatively affect the performance of our systems, services, and business, as well as our reputation and the reputations of our clients, and we could incur liability as a result.
Our business relies on third party providers of cloud services, and any disruption of, or interference with, our use of cloud services could materially and adversely affect our business, financial condition, or results of operations.

We outsource much of our core infrastructure services to third-party providers, including Amazon Web Services, Microsoft, and Salesforce. We anticipate that SAP and Oracle will become additional cloud service providers in the future. These third-party providers provide the cloud computing infrastructure we use to host our applications that serve our clients, and support our operations and many of the internal tools we use to operate our business. A subset of our applications and internal tools use computing, storage, data transfer, and other functions and services provided by third parties. We do not have control over the operations of the facilities of the third-party providers that we use. The third-party providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, human error, and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our applications are hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

Additionally, data stored with any third-party provider is vulnerable to experiencing cyberattacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee theft or misuse, and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our clients’ data, or disrupt our ability to provide our products and services, including due to any failure by us to properly configure our third-party provider environment. Our business’ continuing and uninterrupted performance is critical to our success. Clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them. We may not be able to easily switch our current operations to another cloud or other data center provider if there are disruptions or interference with our use of a third-party provider, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our services, damage our reputation, and materially and adversely affect our business.

The third-party providers do not have an obligation to renew their agreements with us on terms acceptable to us or at all. Although alternative data center providers could host our business on a substantially similar basis to our current third-party providers, transitioning our current cloud infrastructure to alternative providers could potentially be disruptive, and we could incur significant costs. If we are unable to renew our agreement with our third-party providers on commercially acceptable terms, if our agreements with our third-party providers are prematurely terminated, or if we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If any of our infrastructure providers increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.
We may be sued by third parties for alleged infringement of their proprietary rights.
Our success depends also in part on us not infringing the intellectual property rights of others. Our competitors, as well as other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, such third parties may claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
Other Business and Operational Risks
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock. We are required to be in compliance with the provisions of the Sarbanes-Oxley Act.
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
Our controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to continue to list our Class A common stock on the NYSE.
Our implementation of a new ERP system may adversely affect our business and results of operations or the effectiveness of our internal control over financial reporting.
We are in the process of implementing a new enterprise resource planning ("ERP") system, SAP, as part of a plan to integrate and upgrade our systems and processes. ERP implementations are complex, labor intensive, and time-consuming projects and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material weakness in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal control. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
Changes in accounting principles may negatively affect our results of operations.
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require changes to our client and vendor contracts, business processes, accounting systems, and internal control over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to timely meet our financial reporting obligations.
We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.
We have substantial balances of goodwill and identified intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable long lived assets, including PPE and ROU, if there are indicators of a possible impairment.
For example, following our annual impairment test in the fourth quarter of 2024, the estimated fair values of our indefinite-lived assets were less than their carrying values and as a result impairment charges of $54.5 million for our indefinite-lived intangibles were recorded.
Although we did not have any goodwill impairment charges following our annual impairment test in the fourth quarter of 2024, we may incur such impairment charges in the future. The current goodwill impairment analysis incorporates our expectations for moderate sales growth and the overall outlook was consistent with our long-term projections.
There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and long lived assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, or if our market capitalization declines, we may determine that one or more of our long-lived assets is further impaired. An impairment charge would be recorded if the estimated fair value of the assets is lower than the carrying value and any such impairment charge could have a material adverse effect on our results of operations and financial position.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Changes in tax laws or exposure to additional income tax liabilities may negatively affect our business, results of operations, financial condition, and cash flows.
We are a U.S.-based company subject to income and other non-income-based taxes in the United States. The tax laws in the United States could change on a prospective or retroactive basis at any time, and any such changes could materially and adversely affect our business, our results of operations, and our effective tax rate. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the way we operate in order to minimize increases in our tax liability. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, and results of operations.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position, and there is no guarantee that we will realize our deferred tax assets.
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
There is no guarantee that we will realize our deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record a valuation allowance in future reporting periods.
Our results of operations would be impacted negatively if we determine that a deferred tax asset valuation allowance is required in a future reporting period.
Inflation could adversely affect our financial results.
Significant increases in inflation, particularly those related to wages and services and, to a lesser extent, goods, can have an adverse impact on our business, financial condition, and results of operations. Specifically, the inflationary pressure on labor costs could lead to a reduction in profitability, as we may face challenges in maintaining our margins. In recent years, we have experienced inflationary pressure on wages and the consequential compression of our margins. Although inflation appears to be stabilizing, we continue to take steps to maintain satisfactory margins. However, it is possible that those steps will not be successful, and that inflation will adversely affect our profitability.
There is a rapidly evolving awareness and focus from stakeholders with respect to environmental, social and governance practices, including anti-ESG sentiment, which could affect our business.
Stakeholder expectations with respect to ESG matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, data privacy and cybersecurity, support for local communities and corporate governance. Furthermore, we may at times engage in voluntary initiatives, such as voluntary disclosures, certifications, or goals, to improve our ESG profile. However, such initiatives may be costly and may not have the desired effect, and we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our stakeholders may judge our actions to be insufficient and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary. A failure to adequately meet stakeholders’ expectations may result in loss of business, and an inability to attract and retain clients and talented personnel, which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our common stock and cost of capital.
Conversely, anti-ESG sentiment has gained momentum across the U.S., with a growing number of states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, the Supreme Court’s recent ruling striking down race-based affirmative action in higher education has increased scrutiny of corporate diversity, equity and inclusion (“DEI”) practices. Some groups and state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate DEI practices are racially discriminatory and unlawful. Such anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could expose us to scrutiny, reputational risk, lawsuits, or market access restrictions.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters that could expose us to numerous risks.
We are subject to changing laws, rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board ("FASB"). These laws, rules and regulations continue to evolve in scope and complexity and many new requirements continue to be created, making compliance more difficult and uncertain. These changing laws, rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For instance, developing and implementing new or ongoing ESG initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and subject to evolving reporting standards, including recently enacted laws in California with broad applicability and the SEC’s proposed climate-related reporting requirements, and similar proposals by other governmental or regulatory bodies. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of our disclosure. Statements about our ESG related initiatives and goals, and progress towards those goals, may be based on standards that are still developing, internal control and processes that continue to evolve, and assumptions that are subject to change in the future. Further, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions thereto. Notably, public sentiment regarding ESG matters has recently shifted somewhat with anti-ESG campaigns and some states enacting anti-ESG legislation or taking other anti-ESG actions. While it is yet to be seen whether this shifting public sentiment continues, there is significant uncertainty and we may be criticized that our level of consideration regarding ESG matters and initiatives is excessive, including expenditures relating thereto.

If we are unable to adequately address and manage these matters, our reputation, business, financial performance and growth could be adversely affected.
Increased focus on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.
We face risks related to severe natural events which have the potential to disrupt our operations and may increase as a result of climate change. Natural disasters, adverse weather conditions, and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses by disrupting our operations, or those of our clients or vendors, as a result of potential office closures or damage from severe weather. Further, severe weather may reduce healthcare utilization. Any prolonged disruption in the operations of our facilities, in particular our data centers, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire, or any other reason, could cause service interruptions or reduce the quality level of products and services that we provide, damage our reputation and harm our operating results. Our disaster recovery plan and business interruption insurance may not be sufficient to mitigate the effects of such events or compensate for losses that may occur. If weather patterns become more volatile as a result of the potential effects of climate change, severe weather events may become more frequent or more widespread. An increase in frequency or severity of natural events may result in greater disruption to our operations and increased cost for, or lack of availability of, property and liability insurance for our offices and data centers located in areas subject to such severe weather events.
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
•the methods of payment of out-of-network claims, including "surprise" billing subject to the requirements of the NSA and its implementing regulations, or applicable state law;
•healthcare industry dynamics around pricing and reimbursement;
•health information technology, including new and increasing efforts to regulate the use of AI and related technology, especially in the healthcare space;
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
As a provider of healthcare cost management products, services and technology as well as network management services to our clients, and as a subcontractor to contractors with federal and state governments, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels with respect to the above laws. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws from time to time, including in private litigation. Statutory changes to, or changes in the interpretation or enforcement of, the laws and regulations described above may significantly impact or restrict our ability to carry on our business as currently conducted and may have a material adverse impact on our business, financial condition and results of operations. The expansion of our operations into new products and services or new geographic markets may expose us to additional requirements and potential liabilities under additional statutes, legislative schemes and licensure requirements that previously have not been relevant to our business, that may increase demands on our resources for compliance activities, and that may subject us to potential penalties for noncompliance with statutory and regulatory standards. Under our contracts we are also subject to audits by our clients, and are regularly required to attest as to our compliance with our contracts and applicable laws and regulations. We and our healthcare clients may also be subject to investigations and proceedings that seek recovery under laws such as federal and state false claims acts, civil monetary penalties laws, and anti-kickback laws applicable to the business of our clients. Since the products and services we provide are not reimbursed by government healthcare programs, such fraud and abuse laws generally do not apply to our business, however, some laws may be applicable to us. The laws, regulations, and other requirements in this area are broad and complex and judicial and regulatory interpretations can be inconsistent. We are unable to predict how these laws, regulations or other requirements will be interpreted or the full extent of their application, particularly to products and services that are not directly reimbursed by government healthcare programs.
In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the qui tam provisions of the federal False Claims Act and similar statutory provisions in many states. Investigations or proceedings could subject us or our clients to various civil and criminal penalties and administrative sanctions, which could include terminations of contracts, fines, and suspension and debarment from doing business with the government. If we are found to be in violation of any applicable law or regulation or are subject to an audit, investigation or proceeding, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and could have a material adverse effect on our business, financial condition and results of operations.
New federal and state laws and regulations could force us to change the conduct of our business or operations; affect our ability to expand our operations into other geographic markets, increase costs or delay or prevent the introduction of new or enhanced solutions and products, or impair the function or value of our existing solutions and products, which could have a material adverse effect on our business, financial condition and results of operations.
In recent years, Congress has introduced and, in some cases passed, a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of healthcare spending, to broaden access to healthcare services, to prohibit, restrict or address "surprise" billing by out-of-network providers, to strengthen obligations for mental health parity in healthcare services, and to change the operating environment for healthcare providers and payors. Federal and state efforts to reduce healthcare spending may materially and adversely affect our business, financial condition, and results of operations. Our failure to anticipate accurately the application of such proposals or future laws and regulations, our failure to adapt our solutions to them or our failure to comply with them may create liability for us, result in adverse publicity, reduce our market share, and may have a material adverse effect on our business, financial condition and results of operations. We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations, may create unexpected liabilities for us, may cause us or our clients to incur additional costs, and may restrict our operations or the operations of our clients.
Healthcare reform laws such as the Affordable Care Act have had a significant impact on the healthcare industry, including changing the manner in which providers and payors contract for products and services. In addition, under the Affordable Care Act, payors are required to meet certain financial criteria. While these obligations directly affect many of our clients, the obligations may also affect the contract terms and relationships between us and those clients. In addition, the Consolidated Appropriations Act, 2021, included the NSA, which provides new protections for patients from "surprise" bills, creates new processes for payments to non-participating providers and facilities, and necessitates new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage, as well as non-participating providers and facilities. While we currently service payor clients that are already subject to certain state-level "surprise" billing laws, we cannot assure you that the NSA and its implementing regulations, or any other initiatives aimed at addressing "surprise" billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our clients or result in additional compliance costs. Additional NSA implementing regulations could inject further uncertainty or require additional or revised compliance efforts by our clients. By way of example, although we have continued to expand our end-to-end services offered to our clients with respect to the NSA, which has, together with a shift to our other products and services, offset the negative impact of the NSA on certain lines of business, the complexity and ever-evolving nature of the NSA has been challenging. We have expended significant cost and effort, especially in terms of staffing, in order to provide these services to our clients. Although we remain ready to assist our clients with regard to NSA compliance and we will continue to adapt to evolving NSA regulations, we cannot assure you that we will be able to do so successfully or at the level of profitability of our other lines of business.
The extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition is uncertain. Although laws such as the Affordable Care Act and the NSA have not caused us to significantly change our client contracts or other aspects of our business, it is difficult to quantify the financial impact of such laws and there can be no assurances that we will not be adversely impacted in the future by any amendments to, interpretations of or rule-making regarding these or other healthcare laws or regulations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion as well as federal and state courts. The Loper Bright decision by the Supreme Court in 2024 has increased uncertainty in the regulatory space by overturning the Chevron requirement that judges defer to the expertise of administrative agencies when the underlying statutory requirements are ambiguous. The application of these laws to us or our clients or the specific products and services we deliver and the relationships we have with our clients is not always clear.
It is unclear at this time what the scope of any federal regulatory action to constrain or regulate the use of AI will be given the priorities of the Trump administration, but we anticipate particular emphasis on the healthcare space. As we have begun incorporating, and plan to further incorporate, more advanced AI/ML capabilities into our products and services, the evolving legislative, judicial and regulatory landscapes relating to AI, may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business, especially that of our Data and Decision Sciences business line. The actual or perceived failure to comply with regulatory requirements and laws relating to AI could result in significant liability or reputational harm.
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

Changes to state laws and regulations or the interpretation and enforcement of such state laws and regulations may adversely impact our existing business in certain states, or restrict our ability to expand our operations in other states.
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
Several states have implemented legislation mandating certain contract terms in provider contracts for group health plans, PPOs, HMOs and other third-party payors. Depending on the state, these mandatory contract terms may relate to prompt payment, payment amounts and payment methods. As a result of such legislation and similar future legislative initiatives, we may be required to amend some of our provider contracts and comply with legislative mandates related to payment. Violations of prompt payment laws, which regulate the amount of time that may elapse from when a payor receives a claim for services rendered to when those services are paid, may result in requirements to pay interest in addition to any amounts owed to providers, and may lead to reputational harm or result in a breach of our contractual obligations to certain clients if our failure to reprice claims timely causes payor's to become responsible for such amounts.
Some states have also considered legislation designed to regulate the PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. State laws limiting access to provider networks may affect our ability to continue certain lines of business in existing markets or expand such business into new markets. Some states have considered or enacted legislation designed to regulate the manner in which certain insurers should pay for certain categories of out-of-network claims or aimed at addressing "surprise" billing by out-of-network providers, and it is uncertain how states may react to the NSA. State laws regulating the basis of payment that are not preempted by the NSA may affect our ability to continue certain lines of business in existing markets or expand such business into new markets and the contractual terms and relationships between us and our clients.
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
State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability and integrity of certain types of protected information, in particular individually identifiable health information and PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our clients, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to applicable state patient confidentiality and other laws that are not preempted by HIPAA, including those that may be more stringent than HIPAA.
In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the U.S. Department for Health and Human Services Office for Civil Rights ("OCR") and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and the OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys' fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents and, on limited occasions in the past, we have experienced immaterial breaches. In addition, we may not be able to prevent incidents of inappropriate use, disclosure or unauthorized access to or acquisition of PHI by our employees or contractors and, on limited occasions in the past, we have been notified by our contractors of limited instances of such inappropriate use, disclosure or unauthorized access. Any such breaches or incidents could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.
Numerous other state, federal and foreign laws govern the collection, dissemination, use, disclosure, access to, confidentiality and security of health information and personal data, breaches of such information, and actions that a business must take if it experiences a data breach or cybersecurity incident, such as prompt disclosure to affected clients or individuals or, in the case of a material breach, public disclosure pursuant to the recently enacted cyber security rules and regulations of the SEC. In addition, Congress and some states may consider new laws and regulations that further protect the privacy and security of medical information and personal data and that address data breaches. The Federal Trade Commission ("FTC") and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information, such as the CCPA and the CPRA. As with HIPAA, these laws may apply directly to our business or indirectly by contract when we provide products or services to other companies. Recent expansions of our business, including our Data and Decision Sciences business line, involve the processing and analysis of third-party data which may include PHI or other protected personal information which has increased our potential obligations with respect to compliance with state, foreign, federal or other laws. Further legislation and regulation in this area, including that pertaining to AI and related technologies, may further exacerbate these compliance obligations or restrict the operation of our business. If we are found out of compliance with applicable state, federal and foreign laws and regulations, we could potentially be subject to civil or criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.
Heightened enforcement activity by federal and state agencies may increase our potential exposure to damaging lawsuits, investigations and other enforcement actions.
In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such investigation or action could force us to expend considerable resources to respond to or defend against such investigation or action, could adversely affect our reputation or profitability, and could be disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries are difficult to predict. Unfavorable outcomes from these claims, lawsuits and governmental inquiries could adversely affect our business, financial condition and results of operations and we could incur substantial monetary liability and/or be required to change our business practices. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain clients and employees.
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
A number of laws could impact our out-of-network products. Federal and state regulators may investigate us or our clients with respect to the payment of out-of-network claims, including the determination of payment amounts and what data and other factors are permitted to be used by commercial health payors and other payors in making such determinations, or the calculation of required amounts under the NSA, as well as investigations related to regulations requiring transparency.
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
Risks Related to Indebtedness
Our level of indebtedness and current leverage may materially and adversely affect our ability to raise additional capital to fund our operations or growth and limit our ability to react to changes in the economy or our industry.
On an as adjusted basis after giving effect to the Refinancing Transaction (as defined in Note 20, Subsequent Events of the Notes to Consolidated Financial Statements), as of December 31, 2024, we had total indebtedness (excluding the aggregate of $9.3 million of letters of credit outstanding) of $4,695.7 million, which is comprised of $420.0 thousand in aggregate principal amount of the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 ("Senior Convertible PIK Notes"), $325.0 million in New First-Out First Lien Term Loans (as defined below), $1,143.9 million in New Second-Out First Lien Term Loans (as defined below), $130.0 million in the revolving loans borrowed pursuant to the 2025 revolving credit facility (as defined below) ("2025 Revolving Credit Loans"), $5.3 million in aggregate principal amount of the 5.750% Senior Notes due 2028 issued by MPH Acquisition Holdings LLC ("MPH") ("5.750% Notes"), $5.8 million in aggregate principal amount of the 5.50% Senior Notes due 2028 issued by MPH ("5.50% Notes"), $600.2 million in aggregate principal amount of New Second-Out First Lien A Notes (as defined below), $763.1 million in aggregate principal amount of New Second-Out First Lien B Notes (as defined below), $752.5 million in aggregate principal amount of New Third-Out First Lien A Notes (as defined below), $969.4 million in aggregate principal amount of New Third-Out First Lien B Notes (as defined below), and $82.0 thousand in non-current finance lease obligations. In addition, we would have had an additional $210.7 million available for borrowing under MPH's $350.0 million senior secured revolving credit facility maturing on December 31, 2029 (the “2025 revolving credit facility”) under that certain Super Senior Credit Agreement, dated as of January 30, 2025, by and among MPH, as borrower, MPH Acquisition Corp 1 ("MPH Acquisition"), the parent guarantors from time to time party thereto, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer, as amended, restated, amended and restated, supplemented, or otherwise modified from time to time (the "New First Lien Credit Agreement") (giving effect to the $9.3 million of outstanding letters of credit as of December 31, 2024 and the 2025 Revolving Credit Loans).
As used herein, references to “New First Lien Term Loans” are to new “first-out” first lien term loans maturing on December 31, 2030 under the New First Lien Credit Agreement (such loans, the “New First-Out First Lien Term Loans”) and the new “second-out” first lien term loans maturing on December 31, 2030 under the New First Lien Credit Agreement (such loans, the “New Second-Out First Lien Term Loans”); “New Second-Out First Lien Notes” are to the new “second-out” 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH (the “New Second-Out First Lien A Notes”) and the new “second-out” 5.75% first lien notes due 2030 issued by MPH (the “New Second-Out First Lien B Notes”); and “New Third-Out First Lien Notes” are to the new “third-out” 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH (the “New Third-Out First Lien A Notes”) and the new “third-out” 6.00% cash & 0.75% PIK first lien notes due 2031 issued by Claritev (the “New Third-Out First Lien B Notes”).
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
Further, our current indebtedness matures from 2026 to 2031. Specifically, our 2025 revolving credit facility matures on December 31, 2029. Our Senior Convertible PIK Notes mature on October 15, 2027, our term loan payable borrowed on August 24, 2021 in the amount of $1,325.0 million with a group of lenders due and payable on September 1, 2028 ("Term Loan B") and our 5.50% Notes mature on September 1, 2028, our 5.750% Notes mature on November 1, 2028, our New First Lien Term Loans and our New Second-Out First Lien Notes mature on December 31, 2030, and our New Third-Out First Lien Notes mature on March 31, 2031.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness in order to meet our debt service and other obligations. Our ability to restructure, refinance or otherwise settle our debt, whether before or at maturity, will depend on the condition of the capital markets and our financial condition at such time. Any restructuring or refinancing of our debt, whether before or at maturity, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness. Moreover, in the event of our bankruptcy, dissolution, or liquidation, the holders of our senior secured indebtedness and our other indebtedness would be paid in full before any distribution can be made to the holders of our common stock.
We have recently drawn on the 2025 revolving credit facility, and we may further draw on this credit facility prior to maturity. If, at maturity, the 2025 revolving credit facility is partially or fully drawn, we may not be able to pay off all principal and accrued interest or refinance such principal and accrued interest on similar terms, or at all, at maturity. Or, if undrawn or not fully drawn at maturity, we may not be able to enter into a new revolving credit facility for any unused portion of the 2025 revolving credit facility at maturity. As such, our financial flexibility and our ability to raise additional capital may be materially restrained.
The agreements that govern the 2025 revolving credit facility, the New First Lien Term Loans and the indentures that govern the New Second-Out First Lien Notes and New Third-Out First Lien Notes restrict us, MPH and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service or other obligations then due. These alternative measures to generate cash flow and capital resources outlined above may not be successful and may not permit us to meet our scheduled debt service obligations.
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
•consummate any change in control, merger, consolidation or amalgamation, or liquidate, wind up or dissolve ourself or itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of our or such subsidiary's business units, assets or other properties; and

•engage in transactions with our affiliates.
In addition, under the New First Lien Credit Agreement, in certain circumstances, solely with respect to the 2025 revolving credit facility, MPH is required to be in compliance with a consolidated first out first lien debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio covenant. MPH's ability to meet such financial covenant can be affected by events beyond our control, and MPH may not be able to satisfy such covenant.
The restrictions and specified financial covenant could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
The debt agreements governing our senior secured indebtedness contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the New First Lien Credit Agreement, the New Second-Out First Lien Notes, and the New Third-Out First Lien Notes, failure of a guarantee or a material portion thereof, in the case of the debt agreements governing the senior secured credit facilities (as defined below), a change of control. Upon the occurrence of an event of default under such debt agreements (after giving effect to all applicable notice periods, grace periods, and cures), the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder. These actions by lenders could cause cross-acceleration under the indentures that govern certain of our notes. A significant portion of our indebtedness then may become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments. If any such indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the debt agreements that govern our senior indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. Further, these restrictions also will not prevent us or such subsidiaries from incurring obligations that do not constitute "indebtedness" as defined in such instruments. If new debt is added to our current debt levels, the related risks that we and our subsidiaries, including MPH, now face could intensify.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly notwithstanding our use of interest rate swaps.
All of the borrowings by MPH under the senior secured credit facilities bear interest at variable rates. Prior to January 30, 2025, these facilities consisted of (a) initial aggregate principal of $1,325.0 million ($1,281.9 million at December 31, 2024) term loan facility maturing on September 1, 2028 and (b) MPH's $450.0 million senior secured revolving credit facility maturing on August 24, 2026 (the "2021 revolving credit facility"), and after January 30, 2025, consist of MPH's senior secured credit facilities which consist of (a) $325.0 million of First-Out First Lien Term Loans maturing on December 31, 2030, (b) $1,143.9 million of Second-Out First Lien Term Loans maturing on December 31, 2030, and (c) the 2025 revolving credit facility (the "senior secured credit facilities").

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
In addition, any future reference rate transitions, similar to the transition away from LIBOR in 2023, could result in interest rates and/or payments that result in higher borrowing costs over time. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report for more information.
Risks Related to Our Common Stock
H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
H&F and the Sponsor collectively control approximately 33% of our voting equity. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, H&F and the Sponsor are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H&F and the Sponsor, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation, as amended, provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.
Our ability to issue equity awards to our employees is limited currently due to the lack of sufficient shares approved by our stockholders as part of our 2020 Omnibus Incentive Plan.
We have reserved substantially all of the available shares of authorized Class A common stock approved by our stockholders as part of our 2020 Omnibus Incentive Plan in connection with prior grants of equity awards to our employees. The number of remaining shares in our stockholder-approved pool of shares may be insufficient for grants designed to align the interests of our our directors, officers and certain key employees with those of our stockholders and incentivize our directors, officers, and key employees through equity grants. Although we anticipate proposing an increase in the shares available for grants pursuant to our 2020 Omnibus Incentive Plan at our 2025 Annual Meeting of Stockholders, there can be no assurance that our stockholders will approve such an increase. An inability in the future to make equity grants to our directors, officers and key employees may adversely affect our ability to align the interests of our employees with our stockholders and incentivize our directors, officers and key employees through equity grants.
We have previously been, and may in the future be, subject to securities or other stockholder litigation, which is expensive and could divert management's attention.
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
•any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law ("DGCL") or our charter or bylaws (as either may be amended, restated, modified, supplemented or waived from time to time);
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
For the avoidance of doubt, the foregoing provisions of our charter will not apply to any action or proceeding asserting a claim under the Securities Act of 1933, as amended ("Securities Act") or the Exchange Act. These provisions of our charter could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Provisions in our organizational documents, debt agreements and instruments and Investor Rights Agreement could delay or prevent a change of control.
Certain provisions of our second amended and restated certificate of incorporation (as amended), amended and restated bylaws, the Investor Rights Agreement, dated as of July 12, 2020, by and among the Company, the Sponsor, Holdings, H&F, the PIF and certain other parties thereto (the "Investor Rights Agreement") and debt agreements and instruments may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock.
These provisions provide for, among other things:
•the division of our Board of Directors ("Board") into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
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
•the right of H&F and Sponsor and certain of their respective affiliates to nominate a number of the members of our Board and the obligation of certain other parties to the Investor Rights Agreement to support such nominees;
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
In connection with the Merger Agreement, we, the Sponsor, Holdings, H&F and certain other parties thereto entered into the Investor Rights Agreement, pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions, which rights may facilitate the sale by these holders of a significant portion of our common stock. Sales of a substantial number of shares of our common stock in the public market could occur at any time and could cause the market price of our common stock to decline.

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
•commencement of, or involvement in, litigation or governmental investigation involving us;
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
•general economic and political conditions such as recessions, interest rates and "trade wars," inflation, pandemics, natural disasters, potential or actual military conflicts or acts of terrorism;
•the general state of the securities markets; and
•other risk factors listed in this "Risk Factors" section.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors and general economic, political, and market conditions such as recessions, inflation, or interest rate changes, may seriously affect the market price of our securities, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We completed a 1-for-40 reverse stock split of our shares of common stock, which may have adverse effects on the trading of our common stock.
On March 28, 2024, we received a notice from the NYSE that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), which requires listed companies to maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period. On August 6, 2024, at a Special Meeting of Stockholders our stockholders approved, and on September 20, 2024 we effected, a 1-for-40 reverse stock split (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on September 23, 2024. On September 30, 2024, we received a letter from the NYSE stating that we regained compliance with Section 802.01C. However, the effect that the Reverse Stock Split will have on the market price of our common stock cannot be predicted with certainty. There can be no assurance that the per share price of our common stock will continue to meet the price criteria or other requirements for continued listing of our common stock on the NYSE.
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a smaller reporting company (“SRC”), which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs, such as an exemption from providing certain financial data and executive compensation information in our Annual Report on Form 10-K, our periodic reports, and our proxy statements. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we choose to rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Claritev’s business is dependent upon our ability to: (1) store, retrieve, process and manage information; (2) maintain and upgrade our data processing and information technology capabilities; and (3) deliver high-quality and uninterrupted access for our clients to our computer systems. Further, much of the data that we store, process and manage is highly sensitive, such as PHI and individually identifiable information for patients, clients, contractors, employees and other third parties. For these reasons, our cybersecurity program is critical to our business success. Moreover, we understand that we are entrusted with sensitive data and we take our responsibility to protect that data very seriously.
Detailed below are various components of our cybersecurity program, processes and practices.
Risk Management and Strategy
Our business faces many risks and one of the ways in which we identify, assess, manage and mitigate those risks is through our Enterprise Risk Management ("ERM") program, which is our overall risk management program. Through our ERM program, we oversee, control and drive improvement of Claritev's risk management capabilities in a constantly changing operating environment. Given the importance of cybersecurity to our business, cybersecurity risk has been identified as one of the key risk areas in our ERM program. We maintain a cybersecurity risk management program that informs and feeds into our ERM program. This means that cybersecurity risk identification, assessment, management, mitigation and monitoring is part of our overall risk management program. Oversight of the ERM program, including cybersecurity risk, rests with the Risk Committee of our Board (the "Risk Committee"), which receives periodic updates regarding the ERM program from management. However, because of the importance of cybersecurity to our business and the position of cybersecurity as a key risk area, cybersecurity matters are reported to the Risk Committee at least quarterly, with a more in-depth briefing to the Risk Committee as well as a briefing to the full Board occurring at least annually.
Risk Identification
We view the identification of cybersecurity risks as an ongoing and ever-evolving process. As an initial matter, we know we are subject to inherent risks as a result of our business. We discuss these risks above in the section entitled "Risk Factors — Risks Related to Information Technology Systems, Cybersecurity, and Intellectual Property," but the two primary inherent cybersecurity risks we face are: (i) a large scale exfiltration or acquisition of the sensitive data and information we use; and (ii) a prolonged disruption to our information technology environment, impacting our ability to deliver value to our clients.
These inherent risks can become realized risks because of actions taken or caused by a variety of sources. Prevalent sources of risk are external, malicious threat actors, whether motivated financially, politically, or otherwise; Claritev personnel with or without malicious intent; third-party vendors or business partners or breaches impacting them; and natural disasters or other non-malicious events, such as fire, weather, power loss, telecommunications failures, and other catastrophic events.
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
Claritev strives to implement a multi-layered set of security controls based on industry standard security controls frameworks and best practices to mitigate relevant cybersecurity risks. The controls include preventive, detective, and corrective controls and are employed via a combination of security personnel, security technologies and associated policies, standards, and processes. Claritev has implemented controls in alignment with SOC 1, SOC 2, and HITRUST frameworks, and measures cybersecurity maturity against the NIST Cybersecurity Framework (CSF).
Claritev tracks identified risks and control deficiencies in a risk register. Risks and control deficiencies are assigned to a risk owner and the owner makes risk treatment decisions, such as whether to mitigate or accept the risk. Risk owners are typically senior managers or leaders within the business who have been authorized to make risk decisions. Efforts are made to ensure that the risk owners understand the implications of the risk to help facilitate informed risk decision making. Risk decisions and the status of risk mitigation activities are reported on and reviewed at least quarterly by senior management and the Risk Committee of Claritev’s board of directors. For risks that will be mitigated, specific risk treatment actions or corrective action plans are identified and assigned to specific subject matter experts to implement based on the priority determined during the assessment process, where the highest risk issues and action plans are prioritized first.
We also engage auditors to perform specific external audits and consultants to perform independent risk assessments. Risk assessments and audits include interviews, documentation reviews, and observations of technical controls. We also engage third-party experts to perform technical exercises, such as penetration testing, and to facilitate and evaluate our cyber incident readiness.
Risks from Cybersecurity Threats

From time to time, including on limited occasions in the past, we have experienced cybersecurity incidents and have been notified by third party partners of cybersecurity incidents at such partners that affected Claritev. However, we have not experienced a cybersecurity threat or incident that has materially affected our business strategies, results of operations or financial condition.
Despite the efforts described above to identify, assess and mitigate cybersecurity vulnerabilities, we may not be able to prevent cybersecurity incidents resulting from the cyber threats we face, including incidents that may materially and adversely affect our business strategies, results of operations or financial condition.
We devote significant resources to cybersecurity, both in terms of financial expenditures and the time and effort of our employees. The devotion of these resources impacts our results and operations and financial condition. Further, cybersecurity considerations may impact our business strategies in the future. For example, as we continue to implement AI and ML in our products and services, the cybersecurity risks that are associated with these technologies will be considered when we determine how and to what extent these technologies are utilized.
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
Management
Senior management of Claritev believes it has established a culture where cybersecurity risk management is prioritized, the establishment and enforcement of information security strategies, policies, standards, and procedures is supported, and the individuals with responsibility for the same are empowered. Central in this culture is the role of CISO, who is responsible for overseeing, implementing, and operating Claritev’s cybersecurity risk management program, as well as assessing and managing the risks from cybersecurity threats. The CISO provides regular reports to senior management.
Claritev’s CISO, John Riding, has been with the Company since July 2021. He is a two time CISO, with nearly 20 years of experience in cybersecurity. Prior to joining Claritev, he was CISO at a technology company in the financial services industry. He has also worked in cybersecurity consulting prior to becoming a CISO and he has experience in cybersecurity strategy, risk management, security architecture, incident response, digital forensics, and compliance. A team of dedicated cybersecurity staff reports to the CISO and is responsible for information security governance, risk, compliance, architecture, engineering, and operations. Mr. Riding receives regular reports from his information security team regarding in place controls, improvement efforts, and ongoing events related to the prevention, mitigation, detection, and remediation of cybersecurity incidents. These reports also include the status of threat and vulnerability management efforts, security controls engineering, user awareness training, third-party risk management, security events, detections, investigations, as well as audit and compliance activities, among others.
Mr. Riding reports to our Chief Information Officer, Michael Kim. Mr. Kim has served as our CIO since late 2013 and has 20 years of experience leading large IT organizations including at major insurance companies such as The Hartford Financial Services Group, Inc. and Torus Insurance Holdings Limited (prior to its acquisition by Enstar Group Limited).
Claritev has also established a cybersecurity risk management committee, which meets quarterly. This committee is comprised of stakeholders and senior leaders across the organization, to review the risks and remediation efforts relevant to their areas.
Item 2. Properties
We lease all of our properties, which are located in 10 states. Our corporate headquarters are located in McLean, Virginia. Our primary data center is hosted by a leading provider of co-location hosting services in Texas. Our redundant data center is hosted by a leading provider of co-location hosting services within a facility located in Illinois.
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
Our Class A common stock is currently listed on NYSE under the symbol "MPLN." Our Public Warrants (as defined below) trade over the counter under the symbol "MPLNW".
Holders
As of February 21, 2025, there were 81 holders of record of our Class A common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and was set to expire on December 31, 2023. On November 8, 2023, the Company announced that its Board of Directors extended the Company’s $100 million program to repurchase shares of the Company’s common stock through December 31, 2024. As of December 31, 2024, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $25.6 million, including commissions, of which $10.4 million was spent during the year ended December 31, 2024.
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
Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares, as of each of the dates indicated, the percentage change in the Company’s cumulative total shareholder return on its Class A common stock with the cumulative total return of the S&P 500 Index and the S&P Composite 1500 Health Care Technology Index.
The graph assumes that the value of the investment in our Class A common stock and each index was $100 at October 9, 2020, which was the first day the Class A common stock was traded on the NYSE, and that all dividends paid by those companies included in the indices were reinvested. The graph is based on historical data and is not necessarily indicative of future performance.

	October 9, 2020 ($)	December 31, 2023 ($)	December 31, 2024 ($)
Claritev Corporation	100.00	14.88	3.82
S&P 500 Index	100.00	144.29	180.39
S&P Composite 1500 Health Care Technology Index	100.00	85.22	93.53
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
Company Overview
Claritev is a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively, "payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Although the end beneficiaries of our services are employers and other plan sponsors and their health plan members, our direct clients are typically payors, including payors providing ASOs, TPAs, who go to market with our services to those end clients. We offer these payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan clients, by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
The Company offers its solutions nationally through a range of service lines, which include:
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
•Network-Based Services reduce medical cost by providing access to contracted discounts with healthcare providers with whom payors do not have a contractual relationship, through our expansive network of over 1.4 million healthcare providers, which forms one of the largest independent PPOs in the United States. Our Network-Based Services are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This service category also includes customized network development and management services for payors seeking to expand their network footprint using outsourced services. These services are generally priced on a per provider contract or other project-based price;
•Payment and Revenue Integrity Services reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore premium dollars underpaid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and Revenue Integrity Services are generally priced based on a percentage of savings achieved; and
•Data and Decision Science Services reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive, and prescriptive analytics that enable clients to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. We formed this new service category in the second quarter of 2023 and accelerated its development through the acquisition of BST. Data and Decisions Science Services are generally priced based on a subscription, licensing, or per-member-per month basis.

Additionally, in 2023 the Company entered into a partnership agreement with ECHO, which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.
We believe our solutions provide a strong value proposition to payors, their health plan clients and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our clients.
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
As a result of the Reverse Stock Split, every 40 shares of common stock either issued and outstanding or held as treasury stock were combined into one new share of common stock. The Reverse Stock Split did not impact the number of authorized shares of common stock or affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares of common stock received their pro-rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the Reverse Stock Split (reduced by any customary brokerage fees, commissions and other expenses).
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claims savings for our clients. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
We group our claims charges into two categories that correspond to differing characteristics of identified savings performance:
•Commercial Health Plans. This category primarily represents our Network-Based Services and Analytics-Based Services claims. These claims are pre-payment in nature, generate savings through repricing, and are characterized by a higher percentage of potential medical cost savings as a percentage of medical charges processed. For the year ended December 31, 2024, this category represented approximately 87% of our revenues. Services included in this category are as follows:
◦Network-Based Services
▪Commercial health primary networks
▪Commercial health complementary networks
◦Analytics-Based Services (Analytics-Based Services are included in this category)
▪Reference-Based Pricing
▪Value-Driven Health Plan Services
▪Financial Negotiation
▪Surprise Billing Services
◦Payment and Revenue Integrity Services
▪Clinical Negotiations
•Payment & Revenue Integrity Services, Property & Casualty, and Other. This category includes claims that typically generate savings at a lower percentage of charge volumes or that are processed on a per-claim or flat fee basis (rather than a percentage of savings basis), as well as other network services. These claims are both pre-payment and post-payment in nature. For the year ended December 31, 2024, this category represented approximately 11% of our revenues. Services included in this category are as follows:
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
•Future development of previously reported medical charges processed and potential medical cost savings due to client claim resubmissions or cancellation of claims will be included in the future reporting period in which that future development occurs. Examples include, but are not limited to, adjudication changes, billing changes, and elimination of claims that were later determined to be invalid.
The following table presents the medical charges processed and the potential savings identified for the periods presented. It does include any medical charges or potential medical cost savings for BST as BST is a fee-based subscription service and there are no potential medical cost savings to report relative to their revenues. For the year ended December 31, 2024, BST represented approximately 2% of revenues.

	Year Ended December 31,
(in billions)	2024	2023
Commercial Health Plans
Medical charges processed	$80.2	$75.1
Potential medical cost savings	$23.2	$21.7
Potential savings as % of charges	29.0%	28.9%

Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$97.4	$93.6
Potential medical cost savings	$1.4	$1.3
Potential savings as % of charges	1.4%	1.3%

Total
Medical charges processed	$177.6	$168.6
Potential medical cost savings	$24.7	$22.9
Potential savings as % of charges	13.9%	13.6%
Medical charges processed represent the aggregate dollar amount of claims processed by our cost management and payment and revenue integrity solutions in the period presented. The dollar amount of the claim for the purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our solutions.
Potential medical cost savings represent the aggregate amount of potential savings in dollars identified by our cost management and payment and revenue integrity solutions in the period presented. Since certain of our fees are based on the amount of savings achieved by our clients, and our clients are the final adjudicator of the claims and may choose not to reduce claims or reduce claims by only a portion of the potential savings identified, potential medical cost savings may not directly correlate with the amount of fees earned in connection with the processing of such claims.
Healthcare Industry Exposure
Our business avoids reimbursement and malpractice risk and exposure. We do not provide or manage healthcare services or provide medical care. This reduces our exposure to state and federal regulations that are imposed on insurers and medical services providers.
According to CMS, healthcare expenditures will grow from $5.0 trillion, or 17.7% of U.S. GDP in 2024, to represent 19.7% of GDP by 2032, representing a compound annual growth rate of 5.4%. There are a multitude of factors driving this expected growth, including recent regulations and ongoing secular trends, such as the aging population and other demographic factors, which are driving expanded healthcare coverage and increased utilization in the long-term. Additional growth in healthcare costs is driven by availability of new medical technologies, therapies, and modalities. As expenditures continue to rise, stakeholders, and especially payors, are becoming increasingly focused on solutions that reduce medical costs and improve payment accuracy.

Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network, (ii) Analytics-Based Services that use our leading and proprietary information technology platform to offer clients solutions to reduce medical costs, and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a percentage of savings ("PSAV") achieved or a PEPM rate. Approximately 88% of revenues for the year ended December 31, 2024 were based on a PSAV achieved rate.
Costs of Services (exclusive of depreciation and amortization of intangible assets)
Costs of services (exclusive of depreciation and amortization of intangible assets) consist of all costs specifically associated with claims processing activities for clients, sales and marketing, and the development and maintenance of our networks, analytics-based services, and payment and revenue integrity services. Two of the largest components in costs of services are personnel expenses and access and bill review fees. Access and bill review fees include fees for accessing non-owned third-party provider networks, expenses associated with vendor fees for database access and systems technology used to reprice claims, and outsourced services. Third-party network expenses are fees paid to non-owned provider networks used to supplement our owned network assets to provide more network claim savings to our clients.
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
Amortization of Intangible Assets
Amortization of intangible assets includes amortization of the value of our client relationships, provider network, technology, and trademarks which were identified in valuing the intangible assets in connection with the acquisition by H&F and its affiliates, as well as recent acquisitions of BST, HST, and DHP by the Company.
Loss on Impairment of Goodwill and Intangible Assets
A loss on impairment can be recorded in connection with the quantitative impairment testing of our goodwill and indefinite-lived intangibles and is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and their fair value is less than their carrying value.
Interest Expense
Interest expense consists of accrued interest and related interest payments on our outstanding long-term debt and amortization of debt issuance costs and discounts.
Interest Income
Interest income consists primarily of bank interest.
Transaction Costs - Refinancing Transaction
Costs incurred with third parties directly related to an exchange or modification that is not to be accounted for in the same manner as a debt extinguishment, are expensed as incurred.

Gain on Extinguishment of Debt
The Company recognizes a gain on extinguishment of debt for the difference between the net carrying amount of the extinguished debt immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company re-measures, at each reporting period, the fair value of the Private Placement Warrants and Unvested Founder Shares (each as defined below in Note 10, Commitments and Contingencies). The changes in fair value are primarily due to the change in the stock price of the Company's Class A common stock and the passage of time over that period.
Income Tax Benefit
Income tax benefit consists of federal, state, and local income taxes.
Non-GAAP Financial Measures
We use EBITDA, Adjusted EBITDA and Adjusted Earnings Per Share ("EPS") to evaluate our financial performance. EBITDA, Adjusted EBITDA and adjusted EPS are financial measures that are not presented in accordance with GAAP. We believe the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our financial operating results of our core business.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, (gain) loss on debt extinguishment, (gain) loss on investments, loss on impairment of goodwill and intangible assets and stock-based compensation. See our consolidated financial statements included in this Annual Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net loss	$(1,645,831)	$(91,697)
Adjustments:
Interest expense	326,371	333,208
Interest income	(3,130)	(8,233)
Income tax benefit	(124,881)	(15,363)
Depreciation	88,190	77,323
Amortization of intangible assets	343,883	342,694
Non-income taxes	2,338	2,283
EBITDA	$(1,013,060)	$640,215
Adjustments:
Other expenses, net (1)	5,402	3,472
Loss on disposal of assets	8,595	851
Integration expenses	2,683	3,358
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(477)	(1,965)
Transaction-related expenses	—	8,064
Transaction Costs - Refinancing Transaction	63,930	—
Gain on extinguishment of debt	(5,913)	(53,968)
Loss on impairment of goodwill and intangible assets	1,488,863	—
Stock-based compensation	26,645	18,018
Adjusted EBITDA	$576,668	$618,045
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, gain or loss on disposal of leases, tax penalties, non-integration related severance costs, implementation costs for cloud computing arrangements, and transformation costs including internal labor.
____________________
Material differences in Adjusted EBITDA between Claritev Corporation and MPH for the years ended December 31, 2024 and December 31, 2023 include differences in interest expense, change in fair value of Private Placement Warrants and Unvested Founder Shares, stock-based compensation, gain on retirement of debt, and Adjusted EBITDA associated with our captive insurance company, in which revenues and expenses are eliminated in the consolidated financial reporting of Claritev Corporation.
For the years ended December 31, 2024 and December 31, 2023 interest expense for Claritev Corporation was higher than interest expense for MPH by $79.5 million and $82.5 million, respectively, due to interest expense incurred by Claritev Corporation on the Senior Convertible PIK Notes, net of debt issue costs. In addition, in the years ended December 31, 2024 and December 31, 2023, there were gains on retirement of Senior Convertible PIK Notes of $5.9 million and $7.1 million, respectively, in Claritev Corporation related to the purchase and extinguishment of the Senior Convertible PIK Notes.

For the years ended December 31, 2024 and December 31, 2023, the change in fair value of Private Placement Warrants and Unvested Founder Shares, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company Claritev Corporation and not in the MPH operating company and therefore represent differences between Claritev Corporation and MPH.
For the years ended December 31, 2024 and December 31, 2023, MPH had higher EBITDA expenses than Claritev Corporation of $2.6 million and $3.2 million, respectively, due to Adjusted EBITDA associated with our captive insurance company which revenues and expenses are eliminated in the consolidated financial reporting of Claritev Corporation.
The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023

Net loss	$(1,645,831)	$(91,697)
Adjustments:
Amortization of intangible assets	343,883	342,694
Other expenses, net (1)	5,402	3,472
Loss on disposal of assets	8,595	851
Integration expenses	2,683	3,358
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(477)	(1,965)
Transaction-related expenses	—	8,064
Transaction Costs - Refinancing Transaction	63,930	—
Gain on extinguishment of debt	(5,913)	(53,968)
Loss on impairment of goodwill and intangible assets	1,488,863	—
Stock-based compensation	26,645	18,018
Estimated tax effect of adjustments	(130,076)	(79,781)
Adjusted net income	$157,704	$149,046

Weighted average shares outstanding – Basic and Diluted	16,147,506	16,128,366

Net loss per share – Basic and Diluted	$(101.92)	$(5.69)
Adjusted earnings per share	$9.77	$9.24
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, gain or loss on disposal of leases, tax penalties, non-integration related severance costs, implementation costs for cloud computing arrangements, and transformation costs including internal labor.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
BST Acquisition
On May 8, 2023, the Company acquired BST, a company offering a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that enable clients to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning.
The results of operations and financial condition of BST have been included in the Company's consolidated results from the date of acquisition. In connection with the BST acquisition, the Company incurred transaction-related expenses of

$6.9 million for the year ended December 31, 2023. The transaction-related expenses have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of loss and comprehensive loss.
Debt Repricing
Interest on Term Loan B and the revolving credit facility in conjunction with Term Loan B and maturing on August 24, 2026 (the "Revolver B") is calculated, at MPH's option, as (a) Term Secured Overnight Financing Rate ("SOFR") (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio.
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
The interest rate in effect for Term Loan B was 9.02% and 9.90% as of December 31, 2024 and December 31, 2023, respectively. The blended rate for Term Loan B factoring in the effect of the interest rate swap agreements was 9.07% and 9.53% as of December 31, 2024 and December 31, 2023, respectively.
Debt Repayments
In the year ended December 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million. This gain on debt extinguishment represents the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.
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
Debt Exchanges and Refinancing
On January 30, 2025, the Company, MPH and certain other of the Company’s direct and indirect subsidiaries completed the Refinancing Transaction.
In connection with the Refinancing Transaction, (i) the revolving credit commitments under the Existing First Lien Credit Agreement (the "Existing Revolving Credit Commitments") were terminated, (ii) MPH entered into the 2025 revolving credit facility and issued the New First Lien Term Loans, and (iii) the Exchange Offers (as defined in Note 20, Subsequent Events of the Notes to Consolidated Financial Statements) were consummated. Upon consummation of the Exchange Offers, the aggregate principal amounts of 5.50% Notes, 5.750% Notes, Senior Convertible PIK Notes and Existing Term Loans (as defined in Note 20, Subsequent Events of the Notes to Consolidated Financial Statements) were $5.8 million, $5.3 million, $420.0 thousand, and $0, respectively. In addition, the aggregate principal amounts of the New First-Out First Lien Term Loans, the New Second-Out First Lien A Notes, the New Second-Out First Lien B Notes, the New Third-Out First Lien A Notes, the New Third-Out First Lien B Notes and the New Second-Out First Lien Term Loans were $325.0 million, $600.2 million, $763.1 million, $752.5 million, $969.4 million and $1,143.9 million, respectively.
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $68.8 million, of which $63.9 million have been expensed as incurred for the year ended December 31, 2024, and are included in Transaction Costs - Refinancing Transaction in the accompanying consolidated statements of loss and comprehensive loss, and $4.9 million associated with the revolving credit facility are included in other assets in the accompanying consolidated balance sheets as of December 31, 2024.

Results of Operations for the Years Ended December 31, 2024 and 2023
The following table provides the results of operations for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Revenues
Network-Based Services	$185,281	$223,394	$(38,113)	(17.1)%
Analytics-Based Services	634,767	625,754	9,013	1.4%
Payment and Revenue Integrity Services	110,576	112,376	(1,800)	(1.6)%
Total Revenues	$930,624	$961,524	$(30,900)	(3.2)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	239,404	235,468	3,936	1.7%
General and administrative expenses	160,216	144,057	16,159	11.2%
Depreciation expense	88,190	77,323	10,867	14.1%
Amortization of intangible assets	343,883	342,694	1,189	0.3%
Loss on impairment of goodwill and intangible assets	1,488,863	—	1,488,863	NM
Operating (loss) income	(1,389,932)	161,982	(1,551,914)	NM
Interest expense	326,371	333,208	(6,837)	(2.1)%
Interest income	(3,130)	(8,233)	5,103	62.0%
Transaction Costs - Refinancing Transaction	63,930	—	63,930	NM
Gain on extinguishment of debt	(5,913)	(53,968)	48,055	89.0%
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(477)	(1,965)	1,488	75.7%
Net loss before taxes	(1,770,713)	(107,060)	(1,663,653)	NM
(Benefit) provision for income taxes	(124,881)	(15,363)	(109,518)	NM
Net loss	$(1,645,832)	$(91,697)	$(1,554,135)	NM
Revenues
Revenues decreased $30.9 million, or 3.2%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease in revenues was due to decreases in Network-Based Services revenues of $38.1 million, and Payment and Revenue Integrity Services of $1.8 million, partially offset by increases in Analytics-Based Services revenues of $9.0 million.
Network-Based Services revenues decreased $38.1 million, or 17.1%, in the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease in revenues was primarily related to: (a) customer and program attrition of approximately $14.2 million; (b) approximately $13.9 million from reduced claims volumes from a cyberattack at a major claims clearinghouse, which disrupted claims flows across the healthcare industry and ultimately downstream to our platform; and (c) approximately $10.0 million due to a shift of revenue into our DIS product within the Analytics-Based Services segment.
Analytics-Based Services revenues increased $9.0 million, or 1.4%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase in revenues was primarily due to: (a) an increase in acquired revenues of $6.0 million from the acquisition of BST; and (b) an increase of approximately $10.0m from the shift of revenues from Network-Based Services described above; offset by (c) customer and program attrition of approximately $7.0 million.
Payment and Revenue Integrity Services revenues decreased $1.8 million, or 1.6%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily in our prepayment lines of business.

Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Personnel expenses excluding stock-based compensation	$186,132	$188,910	$(2,778)	(1.5)%
Stock-based compensation	8,080	5,532	2,547.863	46.1%
Personnel expenses including stock-based compensation	194,212	194,442	(230.137)	(0.1)%
Access and bill review fees	21,886	19,327	2,559	13.2%
Other cost of services expenses	23,306	21,699	1,607	7.4%
Total costs of services	$239,404	$235,468	$3,936	1.7%
The increase in costs of services of $3.9 million, or 1.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to increases in access and bill review fees of $2.6 million related to our surprise billing services and HST products.
General and Administrative Expenses

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Personnel expenses excluding stock-based compensation	$64,046	$60,152	$3,894	6.5%
Stock-based compensation	18,565	12,486	6,079	48.7%
Personnel expenses including stock-based compensation	82,611	72,638	9,973	13.7%
Transaction-related expenses	—	8,064	(8,064)	(100.0)%
Other general and administrative expenses	77,605	63,355	14,250	22.5%
Total general and administrative expenses	$160,216	$144,057	$16,159	11.2%
The increase of $16.2 million, or 11.2%, in general administrative expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023 was primarily due to an increase in personnel expenses of $10.0 million from new headcount and associated salaries, including management and leadership positions, increased losses on disposal of assets of $7.8 million, and increases in software license and maintenance expenses of $4.6 million, partially offset by a decrease in transaction-related expenses of $8.1 million that were related to the acquisition of BST.
Depreciation Expense
The increase in depreciation expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to purchases of property and equipment, including internally generated capitalized software in the years ended December 31, 2024 and 2023, partially offset by assets that were written-off or became fully depreciated in the period.
Amortization of Intangible Assets
The increase in the amortization of intangible assets for the year ended December 31, 2024, as compared to the year ended December 31, 2023 was primarily due to the acquisitions of BST. This expense represents the amortization of intangible assets, as explained below and in the Notes to Consolidated Financial Statements.
Interest Expense
The decrease in interest expense of $6.8 million, or 2.1% for the year ended December 31, 2024, as compared to the year ended December 31, 2023 was primarily due to reductions in interest expense due to the swap rate agreements reducing interest by $5.0 million for the year ended December 31, 2024, and to the repurchase and cancellation of some of our 5.75% Notes and Senior Convertible PIK Notes. Our annualized weighted average cash interest rate decreased by 0.15% across our total debt in the year ended December 31, 2024, as compared to the year ended December 31, 2023.
As of December 31, 2024, our long-term debt was $4,509.7 million and included (i) $1,268.7 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $7.5 million, (ii) $1,050.0 million of 5.50% Notes, (iii) $979.8 million of 5.750% Notes, and (iv) $1,253.9 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $14.0 million, net of (v) debt issue costs of $21.3 million. As of December 31, 2024, our total debt had an annualized weighted average cash interest rate of 6.68%.
As of December 31, 2023, our long-term debt was $4,532.7 million and included (i) $1,281.9 million Term Loan B, excluding the current portion of Term Loan B of $13.3 million, discount on Term Loan B of $9.3 million, (ii) $1,050.0 million of 5.50% Notes, (iii) $979.8 million of 5.750% Notes, (iv) $1,275.0 million of Senior Convertible PIK Notes, discount on Senior Convertible PIK Notes of $18.8 million, and (v) $0.1 million of long-term finance lease obligations, net of (vi) debt issue costs of $25.9 million. As of December 31, 2023, our total debt had a weighted average cash interest rate of 6.83%.
Interest Income
The decrease in interest income of $5.1 million, or 62.0% for the year ended December 31, 2024, as compared to the year ended December 31, 2023 was primarily due to lower amounts invested in interest bearing bank accounts.
Transaction Costs - Refinancing Transaction
The transaction costs were related to the Refinancing Transaction, further described in Factors Affecting the Comparability of Our Results of Operations.
Gain on extinguishment of debt
During the year ended December 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes. The repurchases resulted in the recognition of gain on debt extinguishment of $5.9 million.
During the year ended December 31, 2023, the Company repurchased and cancelled $184.0 million and $25.0 million, of the 5.750% Notes and the Senior Convertible PIK Notes, respectively. The repurchases resulted in the recognition of gain on debt extinguishment of $54.0 million.
Change in fair value of Private Placement Warrants and Unvested Founder Shares
The Company measures at each reporting period the fair values of the Private Placement Warrants and Unvested Founder Shares. For the year ended December 31, 2024, the fair values of the Private Placement Warrants and the Unvested Founder Shares decreased by $0.3 million and $0.2 million, respectively. The decrease was primarily due to the change in the stock price of the Company's Class A common stock and the passage of time over that period.
Benefit for Income Taxes
Net loss before income taxes for the year ended December 31, 2024 of $1,770.7 million generated a benefit for income taxes of $124.9 million with an effective tax rate of 7.1%. Net loss before income taxes for the year ended December 31, 2023 of $107.1 million generated a benefit for income taxes of $15.4 million with an effective tax rate of 14.3%.
Our effective tax rate for the year ended December 31, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, tax credits, operations and state tax expense.
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
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $29.7 million, which includes restricted cash of $12.8 million, and $440.7 million of loan availability under the 2021 revolving credit facility (giving effect to $9.3 million of outstanding letters of credit). On an as adjusted basis after giving effect to the Refinancing Transaction, as of December 31, 2024, we had cash and cash equivalents of $29.7 million, which includes restricted cash of $12.8 million, and $210.7 million of loan availability under the 2025 revolving credit facility (giving effect to the $9.3 million of outstanding letters of credit and the 2025 Revolving Credit Loans). As of the date of this filing, we have drawn $130 million on our 2025 revolving credit facility.

On August 24, 2021, the maturity of the revolving credit facility was extended from June 7, 2023 to August 24, 2026. With the 2025 revolving credit facility, the maturity date of the facility is now December 31, 2029. As of December 31, 2024, we have five letters of credit totaling $9.3 million of utilization against the 2021 revolving credit facility. Four letters of credit are used to satisfy real estate lease agreements for our offices in lieu of security deposits in the amount of $3.2 million and $1.8 million as of December 31, 2024 and 2023, respectively. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million as of December 31, 2024 and 2023.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and set to expire on December 31, 2023. On November 8, 2023, the Company announced that its Board of Directors extended the Company’s repurchase program through December 31, 2024. As of December 31, 2024, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $25.6 million, including commissions, of which $10.4 million was spent during the year ended December 31, 2024.
On May 8, 2023, we paid cash consideration in an aggregate amount of $140.9 million as of December 31, 2024, for the acquisition of BST. We funded this cash consideration with cash on hand.
Our primary sources of liquidity are internally generated funds combined with our borrowing capacity under our 2025 revolving credit facility. We believe these sources will provide sufficient liquidity for us to meet our working capital, and capital expenditure and other cash requirements for the next twelve months. We may from time to time at our sole discretion purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital, and debt requirements are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from our consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$107,616	$171,720
Investing activities	$(118,123)	$(249,792)
Financing activities	$(41,315)	$(180,993)
For the year ended December 31, 2024 as compared to the year ended December 31, 2023
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $64.1 million, or 37.3%, primarily due to lower earnings once adjusted for non-cash items, and unfavorable changes in working capital. Changes in our working capital requirements reflect the increase in other assets related to our Surprise Billing Services and implementation costs for cloud computing arrangements, offset by an increase in our accounts payable due to accrued transaction costs related to the Refinancing Transaction.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $131.7 million, or (52.7)% as compared to the prior-year period, primarily due to the acquisition of BST during the prior-year period.

Cash Flows from Financing Activities
Net cash used in financing activities decreased $139.7 million, or (77.2)% as compared to the prior-year period, primarily due to lower repurchases of debt instruments by $137.7 million.
Term Loans and Revolvers
Term Loan B and Revolver B
On August 24, 2021, MPH issued senior secured credit facilities composed of $1,325.0 million of Term Loan B and $450.0 million of Revolver B, and $1,050.0 million in aggregate principal amount of 5.50% Notes. Term Loan B was issued with a discount of 1.00%.
Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, if higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) the prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4.00% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.02% as of December 31, 2024.
Prior to July 1, 2023, LIBOR was used to calculate the interest on Term Loan B and Revolver B. Term Loan B matures on September 1, 2028 and Revolver B matures on August 24, 2026.
We are obligated to pay a commitment fee on the average daily unused amount of our 2021 revolving credit facility. The annual commitment fee rate was 0.50% at December 31, 2024 and December 31, 2023. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first lien debt to consolidated EBITDA ratio, as defined in the that certain Credit Agreement, dated as of August 24, 2021, by and among MPH, as borrower, MPH Acquisition, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer, as amended, restated, amended and restated, supplemented, or otherwise modified from time to time (the "Existing First Lien Credit Agreement").
In connection with the Refinancing Transaction, on January 30, 2025, the Existing Revolving Credit Commitments were terminated and all outstanding Existing Term Loans were exchanged for New First Lien Term Loans.
New Term Loans and Revolver
In connection with the Refinancing Transaction, on January 30, 2025, MPH issued senior secured credit facilities composed of $325.0 million of New First-Out First Lien Term Loans and $1,143.9 million of New Second-Out First Lien Term Loans and entered into a $350.0 million senior secured revolving credit facility.
Interest on the New First-Out First Lien Term Loans is calculated, at MPH’s option, as (a) Term SOFR (or 0.50%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00%, and (4) 1.50% plus (y) 2.75%. Interest on the New Second-Out First Lien Term Loans is calculated, at MPH's option, as (a) Term SOFR (or 0.50%, if higher) plus the applicable SOFR adjustment plus 4.60% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus the applicable SOFR adjustment plus 1.00%, and (4) 1.50% plus (y) 3.60%. Interest on the 2025 Revolving Credit Loans is calculated, at MPH’s option, as (a) Term SOFR (or 0.00%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.00% plus (y) 2.75%.
The New First Lien Term Loans mature on December 31, 2030 and the 2025 revolving credit facility matures on December 31, 2029.
We are obligated to pay a commitment fee on the average daily unused amount of our 2025 revolving credit facility. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first out first lien debt to consolidated EBITDA ratio, as defined in the New First Lien Credit Agreement.
Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The blended rate for Term Loan B factoring in the effect of the interest rate swap agreements was 9.07% and 9.53% as of December 31, 2024 and 2023, respectively. The Refinancing Transaction did not have an impact on these interest swap agreements.
Senior Notes
Senior Convertible PIK Notes
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.5% discount with a maturity date of October 15, 2027.
The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $520.00 conversion price, subject to customary anti-dilution adjustments. The Senior Convertible PIK Notes are guaranteed by Polaris Intermediate Corp. ("Polaris Intermediate"). The interest rate on the Senior Convertible PIK Notes is fixed at 6% in cash and 7% in kind and is payable semi-annually on April 15 and October 15 of each year.
5.750% Notes
On October 29, 2020, the Company issued $1,300.0 million in aggregate principal amount of the 5.750% Notes. The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries (subject to certain exceptions and, as of January 30, 2025, excluding the Released Guarantors (as defined below)) and have a maturation date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750% and is payable semi-annually on May 1 and November 1 of each year.
As used herein, references to “Released Guarantors” are to (i) Benefits Science LLC, (ii) BST Acquisition Corp., (iii) American Lifecare Holdings, Inc., (iv) American Lifecare, Inc., (v) Statewide Independent PPO Inc., (vi) Private Healthcare Systems, Inc., (vii) HSTechnology Solutions, Inc., (viii) HST Acquisition Corp., (ix) Launchpoint Ventures, LLC, (x) DHP Acquisition Corp. and (xi) Data & Decision Science LLC.
5.50% Notes
On August 24, 2021 MPH issued $1,050.0 million in aggregate principal amount of 5.50% Notes with a maturation date of September 1, 2028. The interest rate on the 5.50% Notes is fixed at 5.50% and is payable semi-annually on March 1 and September 1 of each year. As a result of the Refinancing Transaction, all of the collateral securing the 5.50% Notes was released. Accordingly, the 5.50% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries (subject to certain exceptions) and, as of January 30, 2025, excluding the Released Guarantors.
Note Repurchases
In the year ended December 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
In the year ended December 31, 2023, the Company repurchased and cancelled $184.0 million of the 5.750% Notes and $25.0 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $46.9 million and $7.1 million, respectively.
New Notes
In connection with the Exchange Offers, on January 30, 2025, $1,044.2 million, $974.5 million, and $1,253.5 million of the 5.50% Notes, the 5.750% Senior Notes, and the Senior Convertible PIK Notes, respectively, were cancelled. Accordingly, following completion of the Exchange Offers, $5.8 million, $5.3 million, and $420.0 thousand of the 5.50% Notes, the 5.750% Senior Notes, and the Senior Convertible PIK Notes, respectively, remain outstanding.
On January 30, 2025, MPH issued $600.2 million in aggregate principal amount of New Second-Out First Lien A Notes with a maturation date of December 31, 2030. The New Second-Out First Lien A Notes will bear interest at a rate per annum equal to 6.50% paid in cash plus 5.00% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of New Second-Out First Lien A Notes will have the right to cause MPH, to repurchase some or all of the New Second-Out First Lien A Notes at 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Second-Out First Lien A Notes are guaranteed and secured as described below under “—Guarantees and Security.”

On January 30, 2025, MPH issued $763.1 million in aggregate principal amount of New Second-Out First Lien B Notes with a maturation date of December 31, 2030. The New Second-Out First Lien B Notes will bear interest at a rate per annum equal to 5.75% in cash, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of New Second-Out First Lien B Notes will have the right to cause MPH, to repurchase some or all of the New Second-Out First Lien B Notes at 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Second-Out First Lien B Notes are guaranteed and secured as described below under “—Guarantees and Security.”

On January 30, 2025, MPH issued $752.5 million in aggregate principal amount of New Third-Out First Lien A Notes with a maturation date of March 31, 2031. The New Third-Out First Lien A Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, MPH will repay the outstanding principal amount of the New Third-Out First Lien A Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien A Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien A Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien A Notes are guaranteed and secured as described below under “—Guarantees and Security.”

On January 30, 2025, the Company issued $969.4 million in aggregate principal amount of New Third-Out First Lien B Notes with a maturation date of March 31, 2031. The New Third-Out First Lien B Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, the Company will repay the outstanding principal amount of the New Third-Out First Lien A Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien B Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien B Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien B Notes are guaranteed and secured as described below under “—Guarantees and Security.”

The New Second-Out First Lien A Notes, the New Second-Out First Lien B Notes, the New Third-Out First Lien A Notes, and the New Third-Out First Lien B Notes are referred to collectively as the "New Notes."
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
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of its business units, assets or other properties; and

•engage in transactions with our affiliates.
Term Loan B, 5.50% Notes, 5.750% Notes, New First-Out First Lien Term Loans, New Second-Out First Lien Term Loans, and the New Notes have speculative grade ratings. The Senior Convertible PIK Notes are unrated.
The financial covenant under the 2021 revolving credit facility is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ending March 31, 2022), the aggregate amount of loans under the 2021 revolving credit facility, letters of credit issued under the 2021 revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the 2021 revolving credit facility at such time, the 2021 revolving credit facility will require MPH to maintain a consolidated first lien debt to consolidated EBITDA ratio not to exceed 6.75 to 1.00. Our consolidated first lien debt to consolidated EBITDA ratio was 4.04 times and 3.70 times as of December 31, 2024 and 2023, respectively. The financial covenant under the 2025 revolving credit facility is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ending March 31, 2025), the aggregate amount of loans under the 2025 revolving credit facility, letters of credit issued under the 2025 revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 revolving credit facility at such time, the 2025 revolving credit facility will require MPH to maintain a consolidated first out first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00.
As of December 31, 2024 and 2023 we were in compliance with all of the debt covenants.
The debt agreements governing our senior secured indebtedness contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the senior secured credit facilities, any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
As a result of the Refinancing Transaction, (i) the Company and MPH entered into the amendment to the Existing First Lien Credit Agreement (the "Credit Agreement Amendment") and supplemental indentures with respect to the 5.50% Notes, the 5.750% Notes and the Senior Convertible PIK Notes, which had the effect of eliminating substantially all of the covenants and events of defaults in the Existing First Lien Credit Agreement and in the indentures governing such notes.
See the footnotes to the EBITDA and Adjusted EBITDA reconciliation table provided above under "Non-GAAP Financial Measures" for material differences between the financial information of Claritev and MPH.
Guarantees and Security
All obligations under the debt agreements governing the 2021 revolving credit facility are unconditionally guaranteed by MPH Acquisition and certain existing direct or indirect wholly owned U.S. organized subsidiary of MPH. All such obligations, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by a second priority lien on substantially all of MPH’s and the subsidiary guarantors’ tangible and intangible property, a pledge of all of the capital stock of each of their respective subsidiaries (subject to certain exceptions and, as of January 30, 2025, excluding the Released Guarantors) and a pledge of the capital stock of MPH held by MPH Acquisition. In connection with the Refinancing Transaction and the execution of the Credit Agreement Amendment, as of January 30, 2025, (A) any and all security interests or liens granted to the agent under the Existing First Lien Credit Agreement and/or any other secured party under the Existing First Lien Credit Agreement on the assets of such Released Guarantors under the Existing First Lien Credit Documents were released and (B) all existing commitments under the Existing First Lien Credit Agreement were terminated and all outstanding Existing Term Loans were exchanged for New First Lien Term Loans.
All obligations under the debt agreements governing the 2025 revolving credit facility, the New First Lien Term Loans, and the New Notes issued by MPH are unconditionally guaranteed by the Company, MPH Acquisition, Polaris Intermediate, Polaris Parent LLC ("Polaris Parent"), and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized subsidiary of MPH (subject to certain exceptions). All obligations under the New Notes issued by Claritev are unconditionally guaranteed by MPH, MPH Acquisition, Polaris Intermediate, Polaris Parent, and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized subsidiary of MPH (subject to certain exceptions). All such obligations, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien shared between the senior secured credit facilities and the New Notes on substantially all of the tangible and intangible property of the Company, MPH Acquisition, Polaris Intermediate, Polaris Parent, MPH and the subsidiary guarantors, and a pledge of all of the capital stock of each of their respective subsidiaries (subject to certain exceptions).
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
Revenue Recognition
We derive revenues from contracts with clients by selling various cost management services and solutions. Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenues will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenues that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between our estimates of savings achieved for a client and the amounts self-reported in the following month by that same client. Significant judgment is used in constraining estimates of variable consideration, and these estimates are based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available.
See Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.
Goodwill
Goodwill is calculated as the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $2,403.1 million and $3,829.0 million as of December 31, 2024 and 2023, respectively. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so.
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
In the first three quarters of 2024, we concluded that either the significant declines in our stock price and market capitalization and/or revised forecasts represented triggering events as of March 31, 2024, June 30, 2024 and September 30, 2024 and therefore performed impairment assessments of goodwill and indefinite-lived intangible assets as of each quarter end. The quantitative assessment of our goodwill and indefinite-lived intangibles as of March 31, 2024, June 30, 2024 and September 30, 2024 indicated that the estimated fair value of the indefinite-lived intangibles and reporting unit was less than their carrying value, and as a result losses on impairment of $519.1 million, $553.7 million, and $361.6 million were recorded during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively.
We performed a quantitative impairment test of goodwill as of November 1, 2024 and determined that no impairment existed as of November 1, 2024. The Company's management did not identify any triggering events subsequent to the impairment review, and management concludes no impairment exists as of December 31, 2024.

During the three months ended December 31, 2024, the Company committed to the Company-wide rebranding that culminated in the change of the Company’s corporate name to Claritev Corporation on February 17, 2025. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in a loss on impairment of intangibles of $54.5 million recorded during the three months ended December 31, 2024.
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
Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting unit include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting unit could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. The fair value of our reporting unit exceeded its carrying value by less than 5%. If the future financial performance falls below our expectations or there are unfavorable revisions to significant assumptions, or if our market capitalization significantly declines, we may need to record an additional non-cash loss on impairment of goodwill in a future period.
Stock-Based Compensation
The fair value of the awards under the 2020 Omnibus Incentive Plan is measured on the grant date.
We determine the fair value of grants of restricted stock awarded to certain employees under the 2020 Omnibus Incentive Plan ("Employee RS"), grants of restricted stock units awarded to certain employees under the 2020 Omnibus Incentive Plan ("Employee RSUs"), and restricted stock units issued to non-employee directors under the 2020 Omnibus Incentive Plan ("Director RSUs") with time-based vesting using the value on our common stock on the date of the grant.
We determine the fair value of grants of non-qualified stock options awarded to certain employees under the 2020 Omnibus Incentive Plan ("Employee NQSOs") with an exercise price equal to the price of the Company's Class A common stock on the grant date ("at-the-money") using a Black-Scholes option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and the expected term obtained using the simplified method of averaging the vesting term and the original contractual term of the options. The fair value of Employee NQSOs with an exercise price higher than the Company's Class A common stock on the grant date is estimated on the date of grant using a binomial-lattice option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and a sub optimal exercise factor calibrated to the valuation obtained from the Black-Scholes options model used for a hypothetical at-the-money option with the same vesting schedules.
We determine the fair value of grants of performance stock units awarded to certain employees under the 2020 Omnibus Incentive Plan ("Employee PSUs") using the market price of the Company’s stock on the grant date for the performance based awards (the "revenue PSUs"), and by using a Monte Carlo simulation for the market based awards (the "RTSR PSUs"). Stock-based compensation costs associated with awards with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and ranges from 0% to 150% of the initial PSU grant.
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
See Note 15 Stock-Based Compensation of the Notes to Consolidated Financial Statements for additional information.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We evaluate a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in our financial statements, including our recent earnings history, current and projected future taxable income, the number of years our net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, any changes in current tax law, the Tax Cuts and Jobs Act of 2017 ("TCJA") and available tax planning strategies.
Client Concentration
Two clients individually accounted for 28% and 16% of revenues for the year ended December 31, 2024, and two clients individually accounted for 25% and 22% of revenues for the year ended December 31, 2023. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations.
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
Trade accounts receivable include amounts billed and currently due from clients, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the client pending contract completion. We continuously monitor collections and payments from clients. Based upon historical experience and any specific client collection issues that have been identified, we record a provision for estimated credit losses, as deemed appropriate.
While such credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
Interest Rate Risks. We are exposed to changes in interest rates. Borrowings under our senior secured credit facilities are variable rate debt. Interest rate changes generally impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2024, a 100-basis point increase (decrease) in the variable interest rates under Term Loan B (excluding $800 million subject to interest rate swap agreements) would result in a $4.8 million increase (decrease) in interest expense, per annum on our borrowings.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Claritev Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Claritev Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
PSAV Revenue - Variable Consideration
As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the compensation received from healthcare payors in exchange for various cost management services and solutions. Compensation from payors includes commissions received for each claim based on the percentage of savings (PSAV) achieved compared to the providers’ billed fee-for service rates. Revenue under a PSAV arrangement is entirely variable and variable consideration is estimated using the expected value method based on the Company’s historical experience and management’s best judgment at the time. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. For the year ended December 31, 2024, revenue from PSAV arrangements was $822.9 million.
The principal considerations for our determination that performing procedures relating to the PSAV revenue variable consideration is a critical audit matter are (i) the significant judgment by management due to the measurement uncertainty involved in developing the estimates of variable consideration, as the estimates are based on assumptions developed using both customer-specific and aggregated factors related to historical billing and adjustment data, including the period of historical experience utilized in determining the estimate of variable consideration, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the period of historical experience.
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
Goodwill Impairment Assessments
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,403.1 million as of December 31, 2024. Management tests goodwill for impairment at least annually on November 1, or more frequently if there are events or circumstances indicating the carrying value of the reporting unit may exceed its fair value on a more likely than not basis. In the first three quarters of 2024, management concluded that either the significant declines in the stock price and market capitalization and/or revised forecasts represented triggering events as of March 31, 2024, June 30, 2024 and September 30, 2024 and performed impairment assessments of goodwill as of each quarter end. The quantitative impairment assessments of goodwill indicated that the estimated enterprise fair value of the reporting unit was less than the carrying value and losses on impairment of $516.4 million, $553.7 million, and $355.8 million were recorded during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively. Management performed a quantitative impairment test of goodwill as of November 1, 2024 and determined that no impairment existed as of November 1, 2024. For each quantitative impairment test of goodwill performed, management calculates the estimated enterprise fair value of the Company’s reporting unit using (i) a discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, forecasted expenses, the terminal growth rate, and the discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, forecasted expenses, terminal growth rate, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessments, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, forecasted expenses, terminal growth rate, and discount rate. Evaluating management’s significant assumptions related to forecasted revenues and forecasted expenses involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the Company; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analyses and (ii) the reasonableness of the terminal growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2025

We have served as the Company’s auditor since 2009.

CLARITEV CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,848	$71,547
Restricted cash	12,824	9,947
Trade accounts receivable, net	89,758	76,558
Unbilled Independent Dispute Resolution fees, net	21,850	8,197
Prepaid expenses	20,493	23,432
Prepaid taxes	6,747	1,364
Other current assets, net	6,995	2,548
Total current assets	175,515	193,593
Property and equipment, net	292,649	267,429
Operating lease right-of-use assets	16,097	19,680
Goodwill	2,403,140	3,829,002
Other intangibles, net	2,226,323	2,633,207
Other assets, net	37,103	21,776
Total assets	$5,150,827	$6,964,687
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,327	$19,590
Accrued interest	55,532	56,827
Operating lease obligation, short-term	4,385	4,792
Current portion of long-term debt	13,250	13,250
Accrued compensation	33,690	44,720
Accrued legal contingencies	1,623	12,123
Other accrued expenses	18,983	15,437
Total current liabilities	213,790	166,739
Long-term debt	4,509,725	4,532,733
Operating lease obligation, long-term	13,857	17,124
Private Placement Warrants and Unvested Founder Shares	—	477
Deferred income taxes	325,834	521,707
Other liabilities	3,599	16,783
Total liabilities	5,066,805	5,255,563
Commitments and contingencies (Note 13)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 16,930,827 and 16,695,207 issued; 16,187,968 and 16,207,984 shares outstanding	2	2
Additional paid-in capital	2,372,954	2,348,570
Accumulated other comprehensive loss	(5,063)	(11,778)
Retained deficit	(2,145,138)	(499,307)
Treasury stock — 742,859 and 487,223 shares	(138,733)	(128,363)
Total shareholders’ equity	84,022	1,709,124
Total liabilities and shareholders’ equity	$5,150,827	$6,964,687
The accompanying notes are an integral part of these consolidated financial statements

CLARITEV CORPORATION
Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenues	$930,624	$961,524
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	239,404	235,468
General and administrative expenses	160,215	144,057
Depreciation	88,190	77,323
Amortization of intangible assets	343,883	342,694
Loss on impairment of goodwill and intangible assets	1,488,863	—
Total expenses	2,320,555	799,542
Operating (loss) income	(1,389,931)	161,982
Interest expense	326,371	333,208
Interest income	(3,130)	(8,233)
Transaction Costs - Refinancing Transaction	63,930	—
Gain on extinguishment of debt	(5,913)	(53,968)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(477)	(1,965)
Net loss before taxes	(1,770,712)	(107,060)
Benefit for income taxes	(124,881)	(15,363)
Net loss	$(1,645,831)	$(91,697)

Weighted average shares outstanding – Basic and Diluted	16,147,506	16,128,366

Net loss per share – Basic and Diluted	$(101.92)	$(5.69)

Net loss	$(1,645,831)	$(91,697)
Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	6,715	(11,778)
Comprehensive loss	$(1,639,116)	$(103,475)
The accompanying notes are an integral part of these consolidated financial statements

CLARITEV CORPORATION
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	16,657,259	2	2,330,509	—	(347,800)	(677,935)	(192,169)	1,790,543

2020 Omnibus Incentive Plan (Note 15)	27,546	—	18,018	—	—	—	—	18,018
Tax withholding related to vesting of equity awards	—	—	(465)	—	—	—	—	(465)
Stock consideration paid for BST acquisition	—	—	—	—	(59,810)	539,716	79,024	19,214
Losses arising during the period on Interest rate swaps	—	—	—	(14,006)	—	—	—	(14,006)
Reclassification adjustments for gains included in net income (interest expense)	—	—	—	2,228	—	—	—	2,228
Issuance of common stock in connection with employee stock purchase plan	10,403	—	508	—	—	—	—	508
Repurchase of common stock	—	—	—	—	—	(349,004)	(15,218)	(15,218)
Net loss	—	—	—	—	(91,697)	—	—	(91,697)
Balance as of December 31, 2023	16,695,207	2	2,348,570	(11,778)	(499,307)	(487,223)	(128,363)	1,709,124

2020 Omnibus Incentive Plan (Note 15)	155,677	—	26,645	—	—	—	—	26,645
Tax withholding related to vesting of equity awards	—	—	(3,356)	—	—	—	—	(3,356)
Gains arising during the period on Interest rate swaps	—	—	—	1,704	—	—	—	1,704
Reclassification adjustments for gains included in net income (interest expense)	—	—	—	5,011	—	—	—	5,011
Issuance of common stock in connection with employee stock purchase plan	79,943	—	1,095	—	—	—	—	1,095
Repurchase of common stock	—	—	—	—	—	(255,636)	(10,370)	(10,370)
Net loss	—	—		—	(1,645,831)	—	—	(1,645,831)
Balance as of December 31, 2024	16,930,827	$2	$2,372,954	$(5,063)	$(2,145,138)	(742,859)	$(138,733)	$84,022

The accompanying notes are an integral part of these consolidated financial statements

CLARITEV CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(1,645,831)	$(91,697)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	88,190	77,323
Amortization of intangible assets	343,883	342,694
Amortization of the right-of-use asset	4,364	5,769
Loss on impairment of goodwill and intangible assets	1,488,863	—
Stock-based compensation	26,645	18,018
Deferred income taxes	(198,008)	(114,060)
Amortization of debt issuance costs and discounts	10,974	10,663
Gain on extinguishment of debt	(5,913)	(53,968)
Loss on disposal of property and equipment	8,595	851
Change in fair value of Private Placement Warrants and Unvested Founder Shares	(477)	(1,965)
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable, net	(13,200)	4,402
Prepaid expenses and other assets	(31,761)	(6,615)
Prepaid taxes	(5,383)	(13)
Operating lease obligation	(5,541)	(6,601)
Accounts payable and accrued expenses and other	42,216	(13,081)
Net cash provided by operating activities	107,616	171,720
Investing activities:
Purchases of property and equipment	(118,123)	(108,852)
BST Acquisition, net of cash acquired	—	(140,940)
Net cash used in investing activities	(118,123)	(249,792)
Financing activities:
Repayments of Term Loan B	(13,250)	(13,250)
Repurchase of 5.750% Notes	—	(134,975)
Repurchase of Senior Convertible PIK Notes	(14,886)	(17,563)
Taxes paid on settlement of vested share awards	(3,356)	(465)

CLARITEV CORPORATION
Consolidated Statements of Cash Flows Continued
(in thousands)

	Years Ended December 31,
	2024	2023
Purchase of treasury stock	(10,370)	(15,218)
Payment of debt issuance costs	(615)	—
Borrowings on finance leases, net	67	(30)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,095	508
Net cash used in financing activities	(41,315)	(180,993)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,822)	(259,065)
Cash, cash equivalents and restricted cash at beginning of period	81,494	340,559
Cash, cash equivalents and restricted cash at end of period	$29,672	$81,494

Cash and cash equivalents	$16,848	$71,547
Restricted cash	12,824	9,947
Cash, cash equivalents and restricted cash at end of period	$29,672	$81,494

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$12,530	$8,649
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,015	$1,304
Debt issuance costs not yet paid	$4,267	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(315,245)	$(323,396)
Income taxes, net of refunds	$(80,089)	$(100,083)
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements

1.General Information and Business
General Information
MultiPlan Corporation, formerly known as Churchill Capital Corp III, was incorporated in Delaware on October 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On July 12, 2020, Churchill entered into the Merger Agreement by and among First Merger Sub, Second Merger Sub, Holdings, and Former MultiPlan. On October 8, 2020, the Merger Agreement was consummated and the Transactions were completed. In connection with the Transactions, Churchill changed its name to MultiPlan Corporation and the NYSE ticker symbol for its Class A common stock to "MPLN."
On February 17, 2025, the Company changed its name from "MultiPlan Corporation" to "Claritev Corporation". The Company also announced that it intends for its Class A common stock to cease trading under the ticker symbol “MPLN” and begin trading under its new ticker symbol, “CTEV”, on the New York Stock Exchange, which the Company expects to be effective on February 28, 2025.
The Company's warrants traded on the NYSE until January 22, 2024 but now trade over the counter under the symbol "MPLNW".
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
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Business
We are a market leading provider of data analytics and technology-enabled solutions designed to bring affordability, efficiency and fairness to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans (collectively, "payors") and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct clients are typically payors, including ASOs and TPAs, who go to market with our services to those end clients. We offer these payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan clients, by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
The Company offers its solutions nationally through a range of service lines, which include:
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
•Data and Decision Science Services reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive and prescriptive analytics that enable clients to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. We formed this new service category in 2023 and accelerated its development through the acquisition of BST. Data and Decisions Science Services are generally priced based on a subscription, licensing, or per-member-per month basis.
Additionally, in 2023 the Company entered into a partnership agreement with ECHO Health, Inc., which through a joint marketing and services agreement adds payment processing of healthcare provider claims as well as payments made to other service providers.
We believe our solutions provide a strong value proposition to payors, their health plan clients and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our clients.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned.
The Company qualifies as a "smaller reporting company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.
The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2024 and December 31, 2023. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company's estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, recoverability of long-lived assets, goodwill, valuation of stock-based compensation awards and income taxes.
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
Transaction costs, other than those associated with the issuance of debt or equity securities incurred in connection with a business combination, are expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of loss and comprehensive loss.
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
Accounts Receivable
Accounts receivable are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the current expected credit loss ("CECL") model.
Unbilled IDR Fees
As part of our surprise billing services, we help our clients for federal disputes take claims through an IDR process and we advance payment of IDR fees on their behalf. IDR fees include an administrative fee to cover the costs for administration of the IDR process; and an Independent Dispute Resolution Entity ("IDRE") fee to cover dispute resolution services. These IDR fees are then collected from either our clients or the IDREs, depending on the outcome of the dispute.
Unbilled IDR Fees are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the CECL model.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
Allowance for Doubtful Accounts
The Company is paid for virtually all of its services by insurance companies, third-party administrators and employers. Management estimates constraints on variable consideration for anticipated contractual billing adjustments that its clients or the Company may make to invoiced amounts; refer to Revenue Recognition accounting policies for additional detail. Management also maintains allowances for doubtful accounts for estimated losses resulting from the Company's clients' inability to make required payments. The Company establishes an allowance for doubtful accounts based upon a specific client's credit risk.
The following table details the changes in the allowance for doubtful accounts:

(in thousands)	2024	2023
Allowance as of January 1,	$448	$415
Provision for doubtful accounts	—	33
Write-offs of uncollectible receivables	—	—
Allowance as of December 31,	$448	$448
Management regularly evaluates the adequacy of the assumptions used in determining these allowances and adjusts as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes off accounts after all substantial collection efforts have failed and any resulting losses are included in general and administrative expenses within our consolidated statements of loss and comprehensive loss.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Major expenditures for property and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is ready for its intended use. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in costs of goods sold and general and administrative expenses within our consolidated statements of loss and comprehensive loss.
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
Right-of-use ("ROU") assets represent the Company's right to control the use of the underlying assets for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the Company's portfolio of leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term beginning at the lease commencement date. The lease term is the non-cancelable period of the lease, and includes any renewal and termination options we are reasonably certain to exercise. The reasonably certain threshold

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
is evaluated at lease commencement and is typically met if substantial economic incentives or termination penalties are identified. The operating lease ROU assets are adjusted for lease incentives, any lease payments made prior to the commencement date and initial direct costs, if incurred. Our leases generally do not include an implicit rate; therefore, we use an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using an approach based on the rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The lease expense for our operating leases is recognized on a straight-line basis over the lease term and is included in cost of services or general and administrative expenses in our consolidated statements of loss and comprehensive loss.
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
Cloud Computing Arrangements - Implementation Costs
Implementation costs incurred in cloud computing arrangements that are service contracts are capitalized and amortized over future periods. These costs are recorded at cost less accumulated amortization and are included in other assets and other current assets on the consolidated balance sheets.
We recognize amortization expense for these capitalized implementation costs on a straight-line basis over the term of the hosting arrangements related to the cloud computing service contracts when ready for the intended use, and we include it in other general and administrative expenses within our consolidated statements of loss and comprehensive loss.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
In the first three quarters of 2024, we concluded that either the significant declines in our stock price and market capitalization and/or revised forecasts represented triggering events as of March 31, 2024, June 30, 2024 and September 30, 2024 and therefore performed impairment assessments of goodwill and indefinite-lived intangible assets as of each quarter end. The quantitative assessment of our goodwill and indefinite-lived intangibles as of March 31, 2024, June 30, 2024 and September 30, 2024 indicated that the estimated fair value of the indefinite-lived intangibles and reporting unit was less than their carrying value, and as a result losses on impairment of $519.1 million, $553.7 million, and $361.6 million were recorded during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively.
We performed the annual impairment test of goodwill as of November 1, 2024 and determined that no impairment existed as of November 1, 2024. The Company's management is not aware of any triggering events subsequent to the impairment review, and management concludes no impairment exists as of December 31, 2024.
During the three months ended December 31, 2024, the Company committed to the Company-wide rebranding that culminated in the change of the Company’s corporate name to Claritev Corporation on February 17, 2025. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in a loss on impairment of intangible assets of $54.5 million recorded during the three months ended December 31, 2024.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
Following is a summary of the range of estimated useful life of other intangible assets:

Asset Classification	Range of Estimated Useful Life
Client relationships	10 to 20 years
Provider Network	15 years
Technology	5 to 7 years
Trade Names	1 to 10 years
Non-compete agreements	5 years
See Note 7 Goodwill and Other Intangible Assets for additional information.
Revenue Recognition
All revenue recognized in the consolidated statements of loss and comprehensive loss is derived from contracts with customers, as defined under ASC 606-10-15-3. Within the Notes to the Consolidated Financial Statements, we use 'client(s)' synonymously with 'customer(s),' and the terms should be understood as interchangeable.
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
Our performance obligation to the client for a PSAV arrangement is the cost management services provided for each submitted claim regardless of the service offering used to achieve savings, as they are not distinct in the context of the contract. Our performance obligation for PEPM arrangements is to stand ready to process and achieve savings for all covered members each month.
For services performed under a PSAV arrangement, the Company enters into a contract with the client once the claim is submitted. Revenue under a PSAV arrangement is entirely variable and estimated using the expected value method obtained by applying the contractual rates to the materialized savings that can be reliably estimated leveraging extensive historical data of results obtained for claims of similar nature. Revenue is recognized at a point in time where the client obtains control over the service promised by the Company, which generally occurs when the Company successfully transfers the savings for the claim to the client. Judgment is not typically required when assessing whether the savings have materialized.
Fees from clients for standing ready to provide cost management solutions for each client's members each month vary depending on the number of employees covered each month. PEPM contracts represent a series of performance obligations to stand ready to provide cost management solutions to our clients' covered employees on a monthly basis with each time increment representing a distinct service. We recognize revenue over time using the time elapsed output method. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.
Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenue that is recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between the Company's estimates of savings achieved for a client and the amounts self-reported in the following month by that same client. Significant judgment is used when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both client-specific and aggregated factors that include historical billing and adjustment data, client contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. We update our estimates at the end of each reporting period as additional information becomes available.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
The timing of payments from clients from time to time generates contract assets or contract liabilities; however these amounts are immaterial in all periods presented.
Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 15 to 30 days. We do not have any significant financing components in our contracts with clients.
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
The Company uses a portfolio approach when estimating the amount of consideration it expects to receive from certain classes of client contracts with similar characteristics, and expects that the difference from applying the new revenue standard to a portfolio of contracts as compared to an individual contract would not result in a material effect on the financial statements.
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	For the Year Ended December 31,
(in thousands)	2024	2023
Revenues
Network Services	$185,281	$223,394
PSAV	127,983	158,989
PEPM	50,012	56,809
Other	7,286	7,596
Analytic-Based Services	634,767	625,754
PSAV	584,760	591,605
PEPM	37,603	29,396
Other	12,404	4,753
Payment Integrity Services	110,576	112,376
PSAV	110,110	111,962
PEPM	466	414
Total Revenues	$930,624	$961,524

Percent of PSAV revenues	88.4%	89.7%
Percent of PEPM revenues	9.5%	9.0%
Percent of other revenues	2.1%	1.3%
Costs of Services
Costs of services consist of all costs specifically associated with claims processing activities for clients, sales and marketing and the development and maintenance of the Company's networks and analytics-based solutions.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
The Company’s wholly-owned captive insurance subsidiary receives direct premiums, which are netted against the Company’s insurance company costs in general and administrative expenses, in the consolidated statements of loss and comprehensive loss.
Stock-Based Compensation
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of Employee RS, Employee RSUs, restricted stock units granted based on a fixed monetary amount ("Fixed Value RSUs"), Employee NQSOs, and Employee PSUs (together, "employee awards"), and Director RSUs. The Company has also granted awards of Employee RSUs and Employee NQSOs outside of the 2020 Omnibus Incentive Plan pursuant to the NYSE's listing rules relating to inducement grants. Such grants made outside the 2020 Omnibus Incentive Plan are generally subject to the same terms and conditions that apply to awards granted under the 2020 Omnibus Incentive Plan and are approved by the Compensation Committee. The Company also issues shares via the ESPP.
The PSUs vest approximately three years after grant if certain performance metrics are met, as follows: 50% of the PSUs, or the RTSR PSUs, may be earned based on the Company’s relative total stockholder return over the measurement period from January 1, 2024 to December 31, 2026 compared to the Russel 2000, and 50% of the PSUs, or the revenue PSUs, may be earned based on the cumulative revenue from January 1, 2024 to December 31, 2025.
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
The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for the performance based awards for the revenue PSUs, and by using a Monte Carlo simulation for the market based awards for the RTSR PSUs. Stock-based compensation costs associated with awards with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of common stock that are issued to an employee is the result of the actual performance of

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
the Company at the end of the performance period compared to the performance targets and ranges from 0% to 150% of the initial PSU grant.
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
The Private Placement Warrants and Unvested Founder Shares were initially recorded at fair value on the date of consummation of the Transactions and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of Private Placement Warrants and Unvested Founder Shares in the consolidated statements of loss and comprehensive loss. The fair value of the Unvested Founder Shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants using a Black Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
on the average rate protective put method that estimates the discount based on the average price over the restriction period rather than based on the final price.
Client Concentration
Two clients individually accounted for 28% and 16% of revenues for the year ended December 31, 2024, and two clients individually accounted for 25% and 22% of revenues for the year ended December 31, 2023. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations.
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
The Company elected to apply the hedge accounting rules in accordance with authoritative guidance. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within stockholders’ equity and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects "Earnings."
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
See Note 18 Basic and Diluted Loss Per Share for additional information.
3.New Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates ("ASUs") and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position.
New Accounting Pronouncements Recently Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company implemented this standard for the year ended December 31, 2024 and enhanced segment disclosures accordingly, refer to Note 17 Segment Information for additional details.
New Accounting Pronouncements Issued but Not Yet Adopted
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
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). On November 4, 2024, the FASB issued ASU 2024-03,2 which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.The standard is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this disclosure.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
Following the consummation of the transactions, the Company entered into separately recognized transactions with key employees and service providers of BST who are employed or engaged by the Company, and are eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of BST are met over three to five years. The aggregate potential cash payments under this plan if the target annual recurring revenue targets are achieved was $66.0 million at inception and $52.5 million to participants remaining as of December 31, 2024, with additional aggregate potential cash payments if the maximum annual recurring revenue targets are achieved of up to $16.5 million at inception and $13.1 million to participants remaining as of December 31, 2024. If a minimum threshold as a percentage of target annual recurring revenue is not achieved, no cash payments will be due. The Company will account for the incentive payments as post-combination compensation costs.
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
In connection with the BST acquisition, the Company incurred transaction costs that have been expensed as incurred and these amounts totaling $6.9 million for the year ended December 31, 2023, are included in general and administrative expenses in the accompanying consolidated statements of loss and comprehensive loss.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
5.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024			2023
(in thousands)	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net
Leasehold improvements	$2,465	$(1,467)	$998	$4,116	$(2,918)	$1,198
Furniture & equipment	3,511	(3,119)	392	3,800	(3,337)	463
Computer hardware	75,011	(52,132)	22,879	72,269	(44,188)	28,081
Computer software	29,732	(25,712)	4,020	42,000	(35,599)	6,401
Capitalized software development	602,357	(337,997)	264,360	570,632	(339,346)	231,286
Total Property and Equipment	$713,076	$(420,427)	$292,649	$692,817	$(425,388)	$267,429
Furniture and equipment includes assets under finance leases of $0.3 million and $0.2 million with accumulated depreciation of $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, the Company conducted a review of its property and equipment records and wrote-off assets with a net value of $8.6 million and $0.9 million, respectively.
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
The Company has operating and finance leases for corporate offices and certain equipment. Leases have remaining lease terms ranging from one to seven years. Certain leases include options to renew in increments of five years; the options to renew are not considered reasonably certain to be exercised at commencement and are not included in the lease term. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance and property taxes associated with the properties. These variable payments are expensed as incurred. The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as those described above, as a single lease component.
The Company’s lease costs are recorded in cost of services and general and administrative expenses. Short-term and finance lease expense was determined to not be material. For the years ended December 31, 2024 and 2023 lease costs are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$5,700	$7,933
Variable lease cost	1,047	1,625
Total operating lease cost	$6,747	$9,558

Operating cash flow used for operating leases	$5,759	$8,018

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
Future lease payments under operating leases as of December 31, 2024 were as follows:

(in thousands)
2025	$5,477
2026	5,031
2027	3,909
2028	2,008
2029	1,705
Thereafter	2,513
Total lease payments	20,643
Less: Interest	(2,400)
Present value of lease liabilities	$18,243
Additional information related to the Company’s leases as of December 31, 2024 and 2023, respectively, is as follows:

	For the Year Ended December 31,
	2024	2023
Weighted-average remaining lease term	4 years	4 years
Weighted-average discount rate	6.0%	5.4%
As of December 31, 2024 and 2023, there were no material lease transactions that we have entered into but have not yet commenced.
7.    Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		As of December 31,
		2024			2023
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,197,480	$(2,370,865)	$1,826,615	$4,197,480	$(2,090,703)	$2,106,777
Provider network	15 years	896,800	(512,172)	384,628	896,800	(452,386)	444,414
Technology	6 years	21,850	(8,940)	12,910	21,850	(5,455)	16,395
Trade names	9 years	2,670	(1,170)	1,500	2,670	(919)	1,751
Trade names	Indefinite	—	—	—	63,000	—	63,000
Non-compete	5 years	1,000	(330)	670	1,000	(130)	870
Total		$5,119,800	$(2,893,477)	$2,226,323	$5,182,800	$(2,549,593)	$2,633,207
The estimated aggregate amortization expense for each of the five succeeding years is $342.8 million per year.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
Goodwill for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Beginning balance, January 1	$3,829,002	$3,705,199
Loss on impairment	$(516,350)	$—
Ending balance, March 31	$3,312,652	$3,705,199
Acquisitions	—	$124,158
Loss on impairment	$(553,701)	$—
Ending balance, June 30	$2,758,951	$3,829,357
Purchase price adjustment	$—	(355)
Loss on impairment	$(355,811)	$—
Ending balance, September 30	$2,403,140	$3,829,002
Ending balance, December 31	$2,403,140	$3,829,002
The goodwill arose from the acquisition of the Company in 2016 by Holdings, the HST acquisition in 2020, the DHP acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $2,403 million and $3,829 million as of December 31, 2024 and 2023, respectively.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
During the three months ended September 30, 2024
We concluded that the continued declines in our stock price and market capitalization during the three months ended September 30, 2024, along with the revised forecasts in connection with establishing a new capital structure, represented triggering events and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of September 30, 2024.
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
During the three months ended December 31, 2024
During the three months ended December 31, 2024, the Company committed to the Company-wide rebranding that culminated in the change of the Company’s corporate name to Claritev Corporation on February 17, 2025. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in a loss on impairment of intangibles of $54.5 million recorded during the three months ended December 31, 2024.
For each quantitative impairment test of goodwill performed in years ended December 31, 2024 and 2023, we calculate the estimated enterprise fair value of the reporting unit using (i) a discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, forecasted expenses, the terminal growth rate and the discount rate. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. If business conditions or expectations were to change materially, it may be necessary to record further impairment charges in the future.
The fair value of our reporting unit exceeded its carrying value by less than 5%. If the future financial performance falls below our expectations or there are unfavorable revisions to significant assumptions, or if our market capitalization significantly declines, we may need to record an additional non-cash loss on impairment of goodwill in a future period.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
The following table represents the activity of cash flow hedges included in accumulated other comprehensive income (loss) for the periods presented:

(in thousands)	2024	2023
Balance as of January 1	(11,778)	—
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	1,704	(14,006)
Reclassifications to interest expense	5,011	2,228
Balance as of December 31, net of tax	$(5,063)	$(11,778)
The Company recognized a gain related to the cash flow derivatives of $5.0 million for the year ended December 31, 2024 and $2.2 million for the year ended December 31, 2023. The gain is recognized within interest expense in the accompanying consolidated statements of loss and comprehensive loss.
The following table represents fair the fair value of derivative assets and liabilities within the consolidated balance sheets as of December 31:

(in thousands)	2024	2023
Derivatives designated as cash flow hedging instruments:
Other current assets, net	$—	1,822
Other accrued expenses	3,115	—
Other liabilities	3,599	16,783

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
9.    Long-Term Debt
As of December 31, 2024, and 2023, outstanding long-term debt is summarized below:

	Key Terms				As of December 31,
(in thousands)	Character	Priority	Maturity	Coupon	2024	2023
Term Loan B	Term Loan	Senior Secured	9/1/2028 (1)	Variable (2)	1,281,938	1,295,188
5.50% Notes	Notes	Senior Secured	9/1/2028	5.50%	1,050,000	1,050,000
5.750% Notes	Notes	Senior Unsecured	11/1/2028	5.750%	979,827	979,827
Senior Convertible PIK Notes	Convertible Notes (3)	Senior Unsecured	10/15/2027	Cash Interest 6.00%, PIK Interest 7.00%	1,253,890	1,275,000
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	3.38% - 20.31%	82	15
Long-term debt					4,565,737	4,600,030
Less: current portion of long-term debt					(13,250)	(13,250)
Less: debt discounts, net					(21,485)	(28,164)
Less: debt issuance costs, net					(21,277)	(25,883)
Long-term debt, net					$4,509,725	$4,532,733
(1)Beginning December 31, 2021 and quarterly thereafter, we shall repay a principal amount of Term Loan B equal to 0.25% of the initial aggregate principal of $1,325.0 million. These scheduled principal repayments may be reduced by any voluntary or mandatory prepayments made in accordance with the credit agreement.
(2)Interest on Term Loan B and Revolver B is calculated, at MPH's option, as (a) Term SOFR (or, with respect to the term loan facility only, 0.50%, whichever is higher), plus the applicable SOFR adjustment, plus the applicable margin, or (b) the highest rate of (1) prime rate, (2) the federal funds effective rate, plus 0.50%, (3) the Term SOFR for an interest period of one month, plus the applicable SOFR adjustment, plus 1.00% and (4) 0.50% for Term Loan B and 1.00% for Revolver B, in each case, plus an applicable margin of 4.25% for Term Loan B and between 3.50% and 4% for Revolver B, depending on MPH's first lien debt to consolidated EBITDA ratio. The interest rate in effect for Term Loan B was 9.02% as of December 31, 2024. Prior to July 1, 2023, LIBOR was used to calculate interest on Term Loan B and Revolver B, as described in the New Accounting Pronouncements Recently Adopted section of Note 3 New Accounting Pronouncements .
(3)The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $520.00 conversion price, subject to customary anti-dilution adjustments.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2024, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows:

($ in thousands)
2025	$13,250
2026	13,277
2027	1,267,167
2028	3,272,043
2029	—
Thereafter	—
Total	$4,565,737

On January 30, 2025, the Company refinanced certain of its debt instruments. See Note 20 Subsequent Events.
Debt issuance and redemption
During the twelve months ended December 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes. The repurchases resulted in the recognition of gain on debt extinguishment of $5.9 million during the twelve months ended December 31, 2024, which are included in Gain on extinguishment of debt in the accompanying consolidated statements of loss and comprehensive loss.
During the twelve months ended December 31, 2023, the Company repurchased and cancelled $184.0 million and $25.0 million, of the 5.750% Notes and the Senior Convertible PIK Notes, respectively. The repurchases resulted in the recognition of gain on debt extinguishment of $46.9 million and $7.1 million during the twelve months ended December 31, 2023, regarding the 5.750% Notes and the Senior Convertible PIK Notes, respectively, which are included in Gain on extinguishment of debt in the accompanying consolidated statements of loss and comprehensive loss.
Debt Discounts
Some of our debt instruments have been issued with a discount. These discounts were capitalized and are being amortized over the term of the related debt using the effective interest method.
The following table is a summary of the cost and accumulated amortization of debt discounts as of December 31, 2024 and 2023:

	Original discount %	As of December 31,
		2024			2023
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	1.0%	13,429	(5,963)	7,466	13,429	(4,098)	9,331
Senior Convertible PIK Notes	2.5%	32,189	(18,170)	14,019	32,124	(13,291)	18,833
Total		$45,618	$(24,133)	$21,485	$45,553	$(17,389)	$28,164
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the cost and accumulated amortization of debt issuances costs as of December 31, 2024 and 2023:

	Amortization Period	As of December 31,
		2024			2023
($ in thousands)		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	84 months	7,316	(3,254)	4,062	7,316	(2,237)	5,079
5.750% Notes	96 months	16,198	(8,143)	8,055	16,198	(6,327)	9,871
5.50% Notes	84 months	14,695	(5,535)	9,160	14,695	(3,762)	10,933
Existing Revolving Credit Commitments(1)	84 months	4,955	(2,764)	2,191	4,955	(1,939)	3,016
New Revolving Commitments(1)		4,882	—	4,882	—	—	—
Total		$48,046	$(19,696)	$28,350	$43,164	$(14,265)	$28,899
(1)The debt issuance costs associated with the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.
Interest expense
The Company is obligated to pay a commitment fee on the average daily unused amount of Revolver B. The annual commitment fee can range from an annual rate of 0.25% to 0.50% based on the Company's first lien debt to consolidated EBITDA ratio, as defined in the agreement. Interest expense, including commitment fees and amortization of debt issuance costs, were $3.1 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. These amounts are included in interest expense in the accompanying consolidated statements of loss and comprehensive loss.
Interest expense related to long-term debt was $323.3 million and $330.4 million for the year ended December 31, 2024 and 2023, respectively. These amounts are included in the accompanying consolidated statements of loss and comprehensive loss.
Guarantees
The senior secured credit facilities and their guarantees are secured, subject to permitted liens and other exceptions, by a first priority lien on substantially all of MPH's and the subsidiary guarantors' tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries. All obligations under the debt agreement governing the senior secured credit facilities are unconditionally guaranteed by MPH Acquisition Corp. 1 ("MPH Acquisition"), the direct holding company parent of MPH, and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized subsidiary of MPH (subject to certain exceptions).
The 5.50% Notes are fully and unconditionally guaranteed, jointly and severally, by each of MPH’s wholly owned domestic restricted subsidiaries that guarantee its senior secured credit facilities. The 5.50% Notes are not guaranteed by the Company. The 5.50% Notes and their guarantees are secured, subject to permitted liens and other exceptions, by a first priority lien shared with the senior secured credit facilities on substantially all of MPH’s and the subsidiary guarantors’ tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries.
The 5.750% Notes are jointly and severally guaranteed on a senior unsecured basis by each of the issuer’s wholly owned domestic restricted subsidiaries that guarantee the issuer’s existing senior secured credit facilities.
The Senior Convertible PIK Notes are jointly and severally, fully and unconditionally guaranteed by Polaris Intermediate.
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

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
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
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or dispose of all or substantially all of its business units, assets or other properties; and
•engage in transactions with our affiliates.
Certain covenants related to the 5.50% Notes will cease to apply to the 5.50% Notes for so long as such notes have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings.
The financial covenant is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ending March 31, 2022), the aggregate amount of loans under the 2021 revolving credit facility, letters of credit issued under the revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 35% of the total commitments in respect of the revolving credit facility at such time, the revolving credit facility will require MPH to maintain a consolidated first lien debt to consolidated EBITDA ratio not to exceed 6.75 to 1.00. As of December 31, 2024 and 2023 we were in compliance with all of the debt covenants.
The debt agreements governing the senior secured credit facilities, the 5.750% Notes and the 5.50% Notes contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the senior secured credit facilities and the 5.50% Notes, failure of a guarantee on the liens on material collateral to remain in effect, in the case of the debt agreements governing the senior secured credit facilities, any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
10.    Private Placement Warrants and Unvested Founder Shares
Warrants were issued to the Sponsor (the "Private Placement Warrants") in a private placement simultaneously with the closing of the initial public offering by Churchill which closed on February 19, 2020 (the "Churchill IPO"), which include the warrants to purchase Churchill's Class A common stock ("Working Capital Warrants") issued pursuant to the terms of an unsecured promissory note issued by the Company to the Sponsor, and which are on terms identical to to the terms of the Private Placement Warrants. In connection with the execution of the Merger Agreement, Churchill and Michael Klein, Jay Taragin, Jeremy Paul Abson, Glenn R. August, Mark Klein, Malcolm S. McDermid, and Karen G. Mills entered into a Sponsor Agreement (as amended, the "Sponsor Agreement"). Pursuant to the terms of the Sponsor Agreement, 310,102 of the founder shares and 120,000 Private Placement Warrants were unvested as of October 8, 2020 and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $500.00 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares and Private Placement Warrants that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.
The 120,000 Private Placement Warrants that vest are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until they re-vest.
"Unvested Founder Shares" refers to the 310,102 of the Sponsor founder shares that were unvested as of October 8, 2020 in connection with the Merger Agreement and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $500.00 per share for any forty (40) trading

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
days in a sixty (60) consecutive day period. Such founder shares that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.
In the event of an "Acquiror Sale" defined by the Sponsor Agreement as (i) a purchase, sale, exchange, business combination or other transaction in which the equity securities of the acquiror, its successor or the surviving entity of such business combination or other transaction are not registered under the Exchange Act, or listed or quoted for trading on a national securities exchange or (ii) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of the acquiror's assets to a third party that is not an affiliate of the Sponsor, the founder shares and Private Placement Warrants that re-vest will change based on the Acquiror Price. If the Acquiror Price is less than $400 per share, no Founder Shares or vesting Private Placement Warrants will vest; if the Acquiror Price exceeds $500 per share, all Founder Shares or vesting Private Placement Warrants will vest; and if the Acquiror Price is between $400 per share and $500 per share, the number of founder shares or vesting Private Placement warrants that vest will be determined based on linear interpolation between such share price levels. The remaining Founder Shares and vesting Private Placement warrants will be forfeited and cancelled for no consideration.
As of December 31, 2024 and 2023, the fair value of the Private Placement Warrants and the Unvested Founder Shares were:

(in thousands)	December 31, 2024	December 31, 2023
Private Placement Warrants	$—	$183
Unvested Founder Shares	$—	$294
For the years ended December 31, 2024 and 2023, the change in fair values was primarily due to the change in the stock price of the Company's Class A common stock and the passage of time over that period. The accompanying consolidated statements of loss and comprehensive loss include gains related to the change in fair value of the Private Placement Warrants and Unvested Founder Shares for the years ended December 31, 2024 and 2023 as follows:

	For the years ended December 31,
(in thousands)	2024	2023
Private Placement Warrants	$(183)	$(770)
Unvested Founder Shares	(294)	(1,195)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	$(477)	$(1,965)
The following table shows the significant assumptions in the development of the fair value of the Private Placement Warrants and the Unvested Founder Shares:

	Year Ended December 31,
Significant Unobservable Inputs	2024	2023
Stock price	$14.78	$57.60
Strike price	$460.00	$460.00
Remaining life (in years)	0.75	1.75
Volatility	101.0%	64.1%
Risk-free interest rate	4.2%	4.4%
Expected dividend yield	—%	—%
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
CLARITEV CORPORATION
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
Cash and cash equivalents as of December 31, 2024 and 2023 included money market funds of $10.9 million and $20.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
As of December 31, 2024 and 2023, the Company's carrying amount and fair value of long-term debt consisted of the following:

	As of December 31,
	2024		2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Term Loan B, net of discount	1,274,472	978,794	1,285,857	1,243,424
5.750% Notes, net of discount	979,827	645,706	979,827	805,418
5.50% Notes	1,050,000	891,450	1,050,000	946,050
Senior Convertible PIK Notes, net of discount	1,239,871	830,714	1,256,167	869,268
Finance lease obligations	82	82	15	15
Total Liabilities	$4,544,252	$3,346,746	$4,571,866	$3,864,175
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were impairment charges for these assets of $1,488.9 million for the year ended December 31, 2024, and no impairment charges for these assets for the year ended December 31, 2023.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At December 31, 2024, the carrying amount of these alternative investments, recorded under Other assets, net in the condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 2 Summary of Significant Accounting Policies and Note 7 Goodwill and Other Intangible Assets.
12.    Income Taxes
The Company does not have operations in foreign jurisdictions. The benefit for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Current
Federal	$63,104	$81,479
State and local	10,022	17,218
	$73,126	$98,697
Deferred
Federal	$(166,453)	$(104,298)
State and local	(31,555)	(9,762)
	(198,008)	(114,060)
Total benefit from continuing operations	$(124,881)	$(15,363)
The Company's provision for income taxes for the years ending December 31, 2024 and 2023 continues to be impacted by the TCJA, which was enacted into law on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted.
The pre-tax loss during the year ended December 31, 2024 of $1,770.7 million generated an income tax benefit of $124.9 million. The Company also recorded a cumulative deferred provision in Other Comprehensive Income "OCI" of $2.1 million. The pre-tax loss during the year ended December 31, 2023 was $107.1 million which generated an income tax benefit of $15.4 million.
The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes and the effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Tax at Statutory	$(371,850)	$(22,483)
Non-Deductible Expenses	51	71
Equity Compensation Plan	989	1,449
Non-Deductible change in fair value of Private Placement Warrants and Unvested Founder Shares Liability	(100)	(413)
State Taxes (net)	(17,010)	(1,873)
Valuation Allowance	—	17
Goodwill and Indefinite Lived Assets Impairment	264,949	—
Non-Deductible Compensation	790	45
Tax Credits	(2,967)	(531)
Transaction Costs	—	688
Other	267	11
State Deferred Rate Changes	—	7,656
Total	$(124,881)	$(15,363)
The effective tax rate for the year ended December 31, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, tax credits, operations and state tax expense.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
The effective tax rate for the year ended December 31, 2023 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, non-deductible transaction costs, changes in the Company’s deferred state tax rate due to the BST acquisition and client operations, tax credits, and state tax benefit.
The Company incurred an impairment charge of $1.469 billion in the year ended December 31, 2024 which was treated for income tax purposes in accordance with ASU 2017-04. Of this impairment charge, $1.344 billion resulted in an income tax expense of $282.3 million, since it is permanently non-deductible for income tax purposes.
The following are significant deferred income tax assets and liabilities as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Allowances on trade receivables	$100	$100
Net operating loss carryforwards	255	392
Capital loss carryforwards	1,446	1,446
Accrued expenses and reserves	9,556	9,948
Interest limitation carryforward	159,325	115,507
Leases – right-of-use liability	4,395	5,277
Transaction expenses	18,136	5,983
Hedging	1,597	3,731
Valuation allowance	(1,446)	(1,446)
Deferred income tax assets	$193,364	$140,938
Deferred income tax liabilities:
Intangible assets	498,011	630,191
Depreciable assets	16,605	26,984
Leases – right-of-use asset	3,891	4,752
Other	691	718
Deferred income tax liabilities	519,198	662,645
Net deferred income tax liabilities	$325,834	$521,707
The Company has no remaining NOL carry forwards for federal income tax purposes. The Company has net operating loss carryforwards for state income tax purposes of $0.3 million. The Company believes that it will be able to fully utilize these losses under current state tax laws. The state net operating losses begin to expire in 2025. The Company has disallowed interest carry forwards for federal income tax purposes of $663.2 million, $159.3 million tax effected, that will be available to reduce future taxable income, subject to certain income limitations and which have an indefinite carryforward period. The Company believes it is more likely than not that these interest carryforwards will be fully utilized considering the weight of all positive and negative evidence under current tax laws.
During the third and fourth quarters of 2020, the Company marked-to-market certain investments which would result in a capital loss deferred tax asset for which the Company recorded a corresponding valuation allowance. As of December 31, 2024, the Company kept the valuation allowance related to the remaining estimated capital losses in excess of capital gain based on the difference between the tax and book balance of these investments. It is more likely than not the Company will not generate capital gain income to offset these losses.
The Company does not have reserves for uncertain tax positions. Any need for a reserve or changes in a reserve would be a component of the Company's tax provision. The Company includes interest and tax penalties as part of the tax provision. The Company does not reasonably expect any other significant changes in the next twelve months.
Various regulatory tax authorities periodically examine the Company's and its subsidiaries' tax returns. Tax years December 2021 through 2024 are open for Federal examination. Tax years 2020 through 2024 are still open for examination related to income taxes to various state taxing authorities.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
13. Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $3.2 million as of December 31, 2024 and $1.8 million for 3 offices as of December 31, 2023. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $6.1 million outstanding as of December 31, 2024 and 2023.
Unconditional Obligations
We have entered into cloud computing arrangements that are enforceable, legally binding and specify terms, including: fixed or minimum purchase obligations and the approximate timing of the payment. Certain routine arrangements that are entered into in the ordinary course of business are not included in the amounts below, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way or are for terms of less than one year.
As of December 31, 2024 our unconditional purchase obligations were as follows:

(in thousands)
2025	$4,077
2026	$9,331
2027	$10,536
2028	$19,701
2029	$22,787
Thereafter	$62,013
Total	$128,445
Claims and Litigation
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
In 2021, we were named as a defendant in two putative class action lawsuits relating to the Transactions that were then consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch) ("Delaware Stockholder Litigation"). The Delaware Stockholder Litigation asserted breach of fiduciary duty claims and aiding and abetting breach of fiduciary duty claims against the former directors of the Churchill board, the Sponsor, KG, M. Klein, and the Company. In November 2022, the Company and the parties to the Delaware Stockholder Litigation entered into a settlement agreement to fully and finally resolve the Delaware Stockholder Litigation. In connection with the settlement, the Company and its insurers paid $33.75 million in exchange for a broad release of all claims related to the business combination and ownership of Churchill stock and warrants from February 19, 2020 through October 8, 2020. The settlement was approved in February 2023 and paid pursuant to the Company’s indemnification obligations and from available director and officer insurance policies.
On July 11, 2024, we settled litigation filed in 2014 in which a dialysis company alleged that an entity we acquired in 2011 was liable for certain payments owed to the dialysis provider. As a result of this settlement, we received $9.8 million of recoveries from insurers in the three months ended September 30, 2024, and on October 7, 2024, we completed the settlement payment.
For example, and relating to litigation on the basis of alleged violation of antitrust laws, we have been named in numerous federal lawsuits, including putative class action lawsuits, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
have now been centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025. We believe these lawsuits are without merit and intend to vigorously defend the Company.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in accrued legal settlements on the accompanying consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of loss and comprehensive loss during the period of the change and appropriately reflected in other accrued legal settlements on the accompanying consolidated balance sheets.
14. Shareholders' Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2024, there were 16,930,827 shares of Class A common stock issued, excluding (i) 1,646,486 shares of Class A common stock available for future grants under our Claritev Corporation 2020 Omnibus Incentive Plan, (ii) the 2,411,327 shares of Class A common stock issuable upon conversion of the Senior Convertible PIK Notes, and (iii) the 1,462,500 shares of Class A common stock issuable upon exercise of the warrants described below.
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
Warrants
Each whole Public Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $460.00 per share, subject to adjustment as discussed below. "Public Warrants" refers to the Company's warrants sold as part of the units in the Churchill IPO. Pursuant to the warrant agreement, a holder may exercise its Public Warrants only for a whole number of shares of our Class A common stock. This means only a whole public warrant may be exercised at a given time by a holder. The Public Warrants will expire at 5:00 p.m., New York City time, on October 8, 2025 or earlier upon redemption or liquidation.
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
The Company may redeem the Public Warrants:
•in whole and not in part;

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•if, and only if, the closing price of the Company's Class A common stock equals or exceeds $720.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.
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
The warrants to purchase Churchill's Class A common stock (the "PIPE Warrants") issued in connection with the private placement pursuant to which Churchill entered into subscription agreements with certain investors (the "Common PIPE Investment") have terms identical to the terms of the Private Placement Warrants, other than the redemption feature, which exists for all holders of the PIPE Warrants. Each whole PIPE Warrant entitles the holder to purchase one share of our Class A common stock at a price of $500.00 per share. The PIPE Warrants are classified as equity on the Company's consolidated balance sheets.
As of December 31, 2024, we had warrants to purchase an aggregate of 1,462,500 shares of Class A common stock outstanding, consisting of: (a) the Public Warrants (warrants to purchase an aggregate of 823,283 shares of Class A common), (b) the Private Placement Warrants (warrants to purchase an aggregate of 439,217 shares of Class A common stock), (c) the Working Capital Warrants (warrants to purchase an aggregate of 37,500 shares of Class A common stock) and (d) the PIPE Warrants (warrants to purchase an aggregate of 162,500 shares of Class A common stock).
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
Treasury stock
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and set to expire on December 31, 2023. On November 8, 2023, the Board of Directors extended the repurchase program through December 31, 2024. As of December 31, 2024, the Company has repurchased its Class A common stock as part of this program using cash on hand for an aggregate amount of $25.6 million, including commissions, of which $10.4 million was spent during the year ended December 31, 2024.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
On May 8, 2023, the Company issued stock consideration of 539,716 shares of Company Class A common stock for the acquisition of BST.
At December 31, 2024 and 2023, there were 742,859 and 487,223 shares of Class A common stock held in treasury, respectively.
15. Stock-Based Compensation
The Company operates under the 2020 Omnibus Incentive Plan effective October 8, 2020. The purpose of the 2020 Omnibus Incentive Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company's stockholders.
There are 3,646,250 total shares authorized under the plan and as of December 31, 2024 there are 1,646,486 shares of Class A common stock available for the issuance of awards under the 2020 Omnibus Incentive Plan and 409,654 shares available for issuance under our ESPP. The Company's CEO, with the approval of the Compensation Committee of the Board, determines participation and the allocation of the Units. Awards under the 2020 Omnibus Incentive Plan typically vest from 6 months to 4 years and are generally subject to either cliff vesting or graded vesting. Awards do not have non-forfeitable rights to dividends or dividend equivalents.
The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.
Non-qualified stock options
Non-qualified stock option activity for the year ended December 31, 2024 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	269,105	$278.02
Awarded	293,781	30.55
Forfeited	(31,048)	264.21
Outstanding at end of period	531,838	$142.13	8 years	$438,725

Exercisable at end of period	156,568	$286.14	5 years, 4 months	$—
Restricted Stock and Restricted Stock Units
Restricted Stock Units activity for the year ended December 31, 2024 is summarized below:

	Director RSUs	Employee RSUs	Employee PSUs	Weighted Average grant date fair value per share
Non-vested at beginning of period	17,533	807,121	$—	$51.58
Awarded	30,170	988,143	215,019	32.76
Vested	(18,578)	(235,926)	—	56.37
Forfeited	(2,705)	(164,494)	(66,961)	44.80
Non-vested at end of period	26,420	1,394,844	148,058	$37.02

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
ESPP
Our ESPP allows eligible employees to contribute a portion of their base earnings toward the quarterly purchase of our common stock. The purchase price is 85% of the fair market value of the stock on the last business day of the offering period. The number of shares issued under our ESPP was 79,943 for the year ended December 31, 2024.
Other share based compensation data
The Company has allocated stock based compensation expense under the 2020 Omnibus Incentive Plan and ESPP between costs of services and general and administrative expenses in the accompanying consolidated statements of loss and comprehensive loss for the years ending December 31, 2024 and 2023 as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Cost of services	$8,080	$5,532
General and administrative	18,565	12,486
Total stock-based compensation	$26,645	$18,018
There was $47.6 million of unrecognized compensation cost as of December 31, 2024 related to the outstanding awards which is expected to be recognized over a weighted average period of 1 year, 8 months.
16.    Employee Benefit Plan
The Company sponsors a profit-sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees and provides for discretionary employer contributions and a matching contribution subject to certain limitations of employee salary deferrals. Profit sharing expense was immaterial during the periods ended December 31, 2024 and 2023.
17.    Segment Information
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company's singular focus is being a leading value-added provider of data analytics and technology-enabled end-to-end cost management, payment and revenue integrity solutions to the U.S. healthcare industry.
The CODM assesses performance for our reporting segment and decides how to allocate resources based on consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our segment or into other parts of the entity, such as for acquisitions or debt and equity repurchases. Additionally, we have identified personnel costs, stock based compensation ("SBC"), and access and bill review fees as significant expenses that are regularly provided to the CODM and included in net income (loss). Personnel costs are defined as salaries and corresponding benefits (excluding SBC), severance costs, indirect costs such as recruitment fees, contract labor, and are presented net of capitalized costs. Stock based compensation includes expense under the 2020 Omnibus Incentive Plan and ESPP. Access and bill review fees include fees for accessing non-owned third-party provider networks, expenses associated with vendor fees for database access and systems technology used to reprice claims, and outsourced services. Third-party network expenses are fees paid to non-owned provider networks used to supplement our owned network assets to provide more network claim savings to our clients.
In addition, all of the Company's revenues and long-lived assets are attributable to operations in the United States for all periods presented.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
The following table presents summary results for our reporting segment for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues	930,624	961,524
Cost of Services ("COS")
Personnel costs (excluding SBC)	186,132	188,910
Stock Based Compensation	8,080	5,532
Access and Bill Review Fees	21,886	19,327
Other COS Expense	23,306	21,699
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	239,404	235,468
General and Administrative ("G&A")
Personnel costs (excluding SBC)	64,046	60,152
Stock Based Compensation	18,565	12,486
Other G&A Expense	77,605	71,419
General and Administrative Expenses	160,216	144,057
Depreciation	88,190	77,323
Amortization of intangible assets	343,883	342,694
Loss on impairment of goodwill and intangible assets	1,488,863	—
Total expenses	2,320,556	799,542
Operating (loss) income	(1,389,932)	161,982
Interest expense	326,371	333,208
Interest income	(3,130)	(8,233)
Transaction Costs - Refinancing Transaction	63,930	—
Gain on extinguishment of debt	(5,913)	(53,968)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	(477)	(1,965)
Net loss before taxes	(1,770,713)	(107,060)
Benefit for income taxes	(124,881)	(15,363)
Net loss	(1,645,832)	(91,697)

18.    Basic and Diluted Loss and Earnings Per Share
Basic and diluted loss and earnings per share was calculated as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands, except number of shares and per share data)	2024	2023
Numerator for loss per share calculation
Net loss	$(1,645,831)	$(91,697)
Denominator for loss per share calculation
Weighted average number of shares outstanding – basic	16,147,506	16,128,366
Effect of stock-based compensation	—	—
Weighted average number of shares outstanding – diluted	16,147,506	16,128,366
Loss per share – basic and diluted:
Net loss per share – basic	$(101.92)	$(5.69)
Net loss per share – diluted	$(101.92)	$(5.69)
Earnings per share are calculated based on the weighted average number of shares of common stock then outstanding.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2024 and 2023, potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive given the Company's losses incurred. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
As of December 31, 2024 and 2023, we have excluded from the calculation of diluted net income per share the instruments whose effect would have been anti-dilutive, including (i) 1,462,500 warrants outstanding, (ii) 2,411,327 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 310,102 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net loss per share stock-based compensation awards whose effect would have been anti-dilutive of 1,657,789.
19. Related Party Transactions
The accompanying consolidated statements of loss and comprehensive loss include expenses and revenues to and from related parties for the years ended December 31, 2024, and 2023 as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
General and administrative	182	332
Total expense from related parties	$182	$332
The accompanying balance sheets include prepaid expenses of $37 thousand and $36 thousand from related parties as of December 31, 2024, and 2023.
These expenses are associated with a software license from Abacus Insights, Inc., as well as client service software and captive management services from companies controlled by Hellman & Friedman LLC.
20. Subsequent Events
On January 30, 2025, the Company, MPH and certain other of the Company’s direct and indirect subsidiaries completed the Refinancing Transaction.
As used herein, references to the “Refinancing Transaction” are to the below transactions, which were consummated on January 30, 2025:
•separate offers to exchange (i) 5.50% Notes for a portion of (a) new “first-out” first lien term loans maturing on December 31, 2030 under that certain Super Senior Credit Agreement, dated as of January 30, 2025 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "New First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the parent guarantors from time to time party thereto, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer (such loans, the “New First-Out First Lien Term Loans”), (b) new “second-out” 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH (the “New Second-Out First Lien A Notes”) and (c) new “second-out” 5.75% first lien notes due 2030 issued by MPH (the “New Second-Out First Lien B Notes” and, together with the New Second-Out First Lien A Notes, the “New Second-Out First Lien Notes”); (ii) 5.750% Notes for a portion of (a) New Second-Out First Lien A Notes, (b) New Second-Out First Lien B Notes and (c) new “third-out” 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH (the “New Third-Out First Lien A Notes”); (iii) Senior Convertible PIK Notes for a portion of (a) New Second-Out First Lien A Notes, (b) New Second-Out First Lien B Notes and (c) new “third-out” 6.00% cash & 0.75% PIK first lien notes due 2031 issued by Claritev (the “New Third-Out First Lien B Notes” and, together with the New Third-Out First Lien A Notes, the “New Third-Out First Lien Notes”); and (iv) MPH’s existing term loans maturing on September 1, 2028 (such loans, the “Existing Term Loans”) under that certain Credit Agreement, dated as of August 24, 2021 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Existing First Lien Credit Agreement”), by and among MPH, as borrower, MPH Acquisition, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender and a letter of credit issuer for a portion of (a) New First-Out First Lien Term Loans and (b) new “second-out” first lien term loans maturing on December 31, 2030 under the New First Lien Credit Agreement (the “New Second-Out First Lien Term Loans”) (collectively, the “Exchange Offers”);

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
•(i) the termination of all revolving credit commitments under the Existing First Lien Credit Agreement (such commitments, the “Existing Revolving Credit Commitments”) and (ii) the establishment of $350 million in new “first-out” first lien revolving credit commitments terminating on December 31, 2029 under the New First Lien Credit Agreement (such commitments, the “New Revolving Commitments”);
•the related consent solicitations (the “Consent Solicitations”) to (i) holders of the 5.50% Notes, the 5.750% Notes and the Senior Convertible PIK Notes to remove substantially all of the covenants, certain events of default and certain other provisions contained in the indentures governing the 5.50% Notes, the 5.750% Notes and the Senior Convertible PIK Notes, and to release all of the collateral securing the 5.50% Notes and (ii) to holders of Existing Term Loans and Existing Revolving Credit Commitments to eliminate substantially all covenants, certain default provisions, and substantially all representations and warranties in the Existing First Lien Credit Agreement, as well as release certain of the collateral and guarantors thereunder, which had the effect of releasing (i) the same guarantors under the indentures governing the 5.50% Notes and the 5.750% Notes and (ii) the same collateral securing the 5.50% Notes; and
•the amendment to the Existing First Lien Credit Agreement (the “Credit Agreement Amendment”) to (i) explicitly permit the Refinancing Transaction, (ii) eliminate substantially all affirmative covenants, negative covenants, representations and warranties and events of default set forth in the Existing First Lien Credit Agreement and (iii) release the Released Guarantors from their guarantee obligations and release any and all security interests or liens on the assets of such Released Guarantors.

As used herein, references to “Released Guarantors” are to (i) Benefits Science LLC, (ii) BST Acquisition Corp., (iii) American Lifecare Holdings, Inc., (iv) American Lifecare, Inc., (v) Statewide Independent PPO Inc., (vi) Private Healthcare Systems, Inc., (vii) HSTechnology Solutions, Inc., (viii) HST Acquisition Corp., (ix) Launchpoint Ventures, LLC, (x) DHP Acquisition Corp. and (xi) Data & Decision Science LLC.
The debt instruments issued on January 30, 2025 can be summarized as follows:

	Key Terms				Aggregate Principal
(in thousands)	Character	Maturity	Coupon	Repayment
New First-Out First Lien Term Loans	Term Loan	12/31/2030	Variable (1)	Par	325,049
New Second-Out First Lien Term Loans	Term Loan	12/31/2030	Variable (2)	Par	1,143,937
New Second-Out First Lien A Notes	Notes	12/31/2030	6.5% Cash and 5% PIK	Par	600,177
New Second-Out First Lien B Notes	Notes	12/31/2030	5.750%	Par	763,075
New Third-Out First Lien A Notes	Notes	3/31/2031	6% Cash and 0.75% PIK	107%	752,508
New Third-Out First Lien B Notes	Notes	3/31/2031	6% Cash and 0.75% PIK	107%	969,364
(1)Interest on the New First-Out First Lien Term Loans is calculated, at MPH’s option, as (a) Term SOFR (or 0.50%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.50% plus (y) 2.75%.
(2)Interest on the New Second-Out First Lien Term Loans is calculated, at MPH's option, as (a) Term SOFR (or 0.50%, if higher) plus the applicable SOFR adjustment plus 4.60% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus the applicable SOFR adjustment plus 1.00% and (4) 1.50% plus (y) 3.60%.
Interest on the revolving loans (borrowed pursuant to MPH's $350.0 million senior secured revolving credit facility maturing on December 31, 2029 under the New First Lien Credit Agreement (the "2025 revolving credit facility")) is calculated, at MPH’s option, as (a) Term SOFR (or 0.00%, if higher) plus 3.75% or (b) (x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.00% plus (y) 2.75%. We are obligated to pay a commitment fee on the average daily unused amount of our 2025 revolving credit facility. The fee can range from an annual rate of 0.250% to 0.500% based on our consolidated first out first lien debt to consolidated EBITDA ratio, as defined in the New First Lien Credit Agreement.

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements
Upon consummation of the Exchange Offers, the remaining aggregate principal amounts of 5.50% Notes, 5.750% Notes, Senior Convertible PIK Notes and Existing Term Loans were $5.8 million, $5.3 million, $0.4 million, and $0, respectively.
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $68.8 million, of which $63.9 million have been expensed as incurred for the year ended December 31, 2024, and are included in Transaction Costs - Refinancing Transaction in the accompanying consolidated statements of loss and comprehensive loss, and $4.9 million associated with the revolving credit facility are included in other assets in the accompanying consolidated balance sheets as of December 31, 2024. Transaction costs were paid in conjunction with the transaction and the revolver was drawn, in the amount of $130.0 million, in order to execute this.
The financial covenant under the 2025 revolving credit facility is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ending March 31, 2025), the aggregate amount of loans under the 2025 revolving credit facility, letters of credit issued under the 2025 revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 revolving credit facility at such time, the 2025 revolving credit facility will require MPH to maintain a consolidated first out first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
N/A
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Our executive officers and directors, and their respective ages and positions with us, as of the date of this Annual Report on Form 10-K are as follows:
Executive Officers

Name	Age	Position at Claritev
Travis S. Dalton	54	President, Chief Executive Officer & Executive Chair of the Board
Douglas M. Garis	40	Executive Vice President & Chief Financial Officer
Jerome W. Hogge	59	Executive Vice President & Chief Operating Officer
Michael C. Kim	59	Senior Vice President & Chief Information Officer
William B. Mintz	46	Senior Vice President & Corp. Affairs/Strategy
Tiffani D. Misencik	52	Senior Vice President & Chief Growth Officer
Carol H. Nutter	48	Senior Vice President & Chief People Officer
Tara A. O'Neil	59	Senior Vice President & General Counsel
Directors

Name	Age	Position on Claritev Board	Principal Profession/Occupation
Travis S. Dalton	54	Chair of the Board	President, Chief Executive Officer, Claritev Corporation
Allen R. Thorpe	54	Lead Independent Director	Partner, Hellman & Friedman LLC
Richard A. Clarke	74	Director	Chief Executive Officer, Good Harbor Security Management
Anthony Colaluca, Jr.	58	Director	President of Colaluca Business Advisors, LLC
C. Martin Harris	68	Director	Vice President of the Health Enterprise & Chief Business Officer, Dell Medical School, University of Texas at Austin
Julie D. Klapstein	70	Director	Former Chief Executive Officer, Availity, LLC
Michael S. Klein	61	Director	Founder and Managing Partner, M. Klein and Company, LLC
P. Hunter Philbrick	45	Director	Partner, Hellman & Friedman LLC
John M. Prince	57	Director	Former President and Chief Operating Officer, Optum
Dale A. White	69	Director	Former Chief Executive Officer and Chair of the Board, Claritev Corporation
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to us and to all of our personnel, including directors, officers and employees and other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.
All other information required by this Item 10 of Form 10-K will be included in our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
2.2	Unit Purchase Agreement, dated May 8, 2023, by and among the Registrant, MultiPlan, Inc., Babylon Acquisition Corp., Benefits Science LLC, the Sellers listed therein and the Seller Representative identified therein.	8-K	001-39228	2.1	May 9, 2023
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-39228	3.1	October 9, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant filed September 20, 2024.	8-K	001-39228	3.1	September 20, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant filed February 17, 2025.	8-K	001-39228	3.1	February 19, 2025
3.4	Amended and Restated Bylaws.	8-K	001-39228	3.2	February 19, 2025
4.1	Specimen Warrant Certificate (included in Exhibit 4.2).
4.2	Warrant Agreement, dated February 13, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III	8-K	001-39228	4.1	February 19, 2020
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)
4.4	Warrant Agreement, dated October 8, 2020, between Continental Stock Transfer & Trust Company and Churchill Capital Corp III.	8-K	001-39228	4.5	October 9, 2020
4.5	Indenture, dated as of October 8, 2020, by and between Churchill Capital Corp III and Wilmington Trust, National Association.	8-K	001-39228	4.6	October 9, 2020
4.6	Form of 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (included in Exhibit 4.5).
4.7	The Convertible Notes Supplemental Indenture, dated as of January 30, 2025, by and between the Registrant, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-39228	4.3	January 30, 2025
4.8	Indenture, dated as of October 29, 2020, between MPH Acquisition Holdings LLC, the guarantors named therein and Wilmington Trust, National Association.	8-K	001-39228	4.1	October 30, 2020
4.9	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.8).
4.10	The Unsecured Notes Supplemental Indenture, dated as of January 30, 2025, by and between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.2	January 30, 2025
4.11	Indenture, dated as of August 24, 2021, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association.	8-K	001-39228	4.1	August 25, 2021
4.12	Form of 5.50% Senior Secured Note due 2028 (included in Exhibit 4.11).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.13	The Secured Notes Supplemental Indenture, dated as of January 30, 2025, by and between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.1	January 30, 2025
4.14	The New Second-Out First Lien A Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.4	January 30, 2025
4.15	Form of 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.14)	8-K	001-39228	4.5	January 30, 2025
4.16	The New Second-Out First Lien B Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.6	January 30, 2025
4.17	Form of 5.75% first lien notes due 2030 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.16)	8-K	001-39228	4.7	January 30, 2025
4.18	The New Third-Out First Lien A Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.8	January 30, 2025
4.19	Form of 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.18)	8-K	001-39228	4.9	January 30, 2025
4.20	The New Third-Out First Lien B Notes Indenture, dated as of January 30, 2025, by and among the Registrant, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.10	January 30, 2025
4.21	Form of 6.00% cash & 0.75% PIK first lien notes due 2031 issued by the Registrant (included as Exhibit A to Exhibit 4.20)	8-K	001-39228	4.11	January 30, 2025
4.22	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein.	8-K	001-39228	10.1	July 13, 2020
10.2	Amendment No. 1 to Investor Rights Agreement, dated as of January 31, 2022, by and between the Registrant and the other parties thereto.	8-K	001-39228	10.2	January 31, 2022
10.3	Amendment No. 2 to Investor Rights Agreement, dated as of December 28, 2023, by and between the Registrant and the other parties thereto.	8-K	001-39228	10.1	January 4, 2023
10.4	Amended and Restated Sponsor Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Churchill Sponsor III LLC, and the other parties thereto.	8-K	001-39228	10.5	July 13, 2020
10.5	Private Placement Warrants Purchase Agreement between Churchill Capital Corp III and Churchill Sponsor III LLC.	S-1	333-236153	10.6	January 29, 2020
10.6	Common Subscription Agreement dated as of July 12, 2020, by and between Churchill Capital Corp III and The Public Investment Fund of The Kingdom of Saudi Arabia.	8-K	001-39228	10.2	July 13, 2020
10.7	Form of Other Common Subscription Agreement.	8-K	001-39228	10.3	July 13, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Form of Convertible Subscription Agreement.	8-K	001-39228	10.4	July 13, 2020
10.9	Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer.	8-K	001-39228	10.1	August 25, 2021
10.10#	Amendment Agreement No. 1, dated as of June 15, 2023, to the Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto, and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and a Letter of Credit Issuer.	10-Q	001-39228	10.1	August 3, 2023
10.11#	Amendment Agreement No. 2, dated as of January 30, 2025, to the Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto, and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and a Letter of Credit Issuer.	8-K	001-39228	10.2	January 30, 2025
10.12#	Super Senior Credit Agreement, dated as of January 30, 2025, by and among MPH Acquisition Corp 1, a Delaware corporation, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the financial institutions from time to time party thereto as lenders, the Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-39228	10.1	January 30, 2025
10.13#	Transaction Support Agreement, dated as of December 23, 2024, by and among the Registrant, MPH Acquisition Holdings LLC, and their subsidiaries and affiliates, certain ad hoc groups of noteholders and lenders party thereto, and other lenders party thereto.	8-K	001-39228	10.1	December 26, 2024
10.14#	2020 Omnibus Incentive Plan.	S-8	333-251250	4.1	December 10, 2020
10.15#	Amendment No. 1 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	April 26, 2024
10.16#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.12	March 16, 2021
10.17#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.13	March 16, 2021
10.18#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.14	March 16, 2021
10.19#+	Form of Option Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.15	March 16, 2021
10.20#	Form of Stock Award Agreement under the 2020 Omnibus Incentive Plan.	8-K	001-39228	10.3	January 31, 2022
10.21#	Form of Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.17	February 28, 2024
10.22#	Employee Stock Purchase Plan.	S-8	333-271794	4.1	May 10, 2023
10.23#	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.15	October 9, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24#	Form of Director and Officer Indemnification Agreement.	8-K	001-39228	10.17	October 9, 2020
10.25#	Employment Agreement, dated November 15, 2021, by and between the Registrant and James Head.	8-K	001-39228	10.1	November 16, 2021
10.26#	Transition Letter, dated July 31, 2024, by and between the Registrant and James Head.	8-K	001-39228	10.1	August 1, 2024
10.27#	Employment Agreement, dated January 31, 2022, by and between the Registrant and Dale White.	8-K	001-39228	10.1	January 31, 2022
10.28#	Letter Agreement, dated December 28, 2023, by and between the Registrant and Dale White.	8-K	001-39228	10.2	January 4, 2024
10.29#	Retirement Transition Letter, dated December 31, 2024, by and between the Registrant and Dale White.	8-K	001-39228	10.1	December 31, 2024
10.30#	Employment Agreement, dated December 28, 2023, by and between the Registrant and Travis Dalton.	8-K	001-39228	10.3	January 4, 2024
10.31#	Offer Letter, dated February 15, 2024, by and between the Registrant and Jerome Hogge.	8-K	001-39228	10.1	March 7, 2024
10.32#	Offer Letter, dated November 29, 2022, by and between the Registrant and Carol Nutter.	10-Q	001-39228	10.1	May 9, 2024
10.33#	Employment Agreement, dated July 31 2024, by and between the Registrant and Douglas Garis.	8-K	001-39228	10.2	August 1, 2024
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Claritev Corporation's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) the Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2025.

Claritev Corporation

By:	/s/ Travis S. Dalton
Name: Travis S. Dalton
Title: Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis S. Dalton	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2025
Travis S. Dalton

/s/ Douglas M. Garis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Douglas M. Garis

/s/ Gerald J. Kozel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Gerald J. Kozel

/s/ Allen R. Thorpe	Lead Independent Director	February 26, 2025
Allen R. Thorpe

/s/ Richard A. Clarke	Director	February 26, 2025
Richard A. Clarke

/a/ Anthony Colaluca, Jr.	Director	February 26, 2025
Anthony Colaluca, Jr.

/s/ C. Martin Harris	Director	February 26, 2025
C. Martin Harris

/s/ Julie D. Klapstein	Director	February 26, 2025
Julie D. Klapstein

/s/ Michael S. Klein	Director	February 26, 2025
Michael S. Klein

/s/ P. Hunter Philbrick	Director	February 26, 2025
P. Hunter Philbrick

/s/ John M. Prince	Director	February 26, 2025
John M. Prince

/s/ Dale A. White	Director	February 26, 2025
Dale A. White