Form 10-Q
period 2025-03-31
Claritev Corp
filed 2025-05-09
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025

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
(212) 780-2000
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Class A common stock, $0.0001 par value per share	CTEV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of May 2, 2025, 16,436,369 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
CLARITEV CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,129	$16,848
Restricted cash	10,771	12,824
Trade accounts receivable, net	93,466	89,758
Prepaid expenses	27,169	20,493
Prepaid taxes	—	6,747
Unbilled Independent Dispute Resolution fees, net	23,112	21,850
Other current assets, net	7,188	6,995
Total current assets	184,835	175,515
Property and equipment, net	303,782	292,649
Operating lease right-of-use assets	12,098	16,097
Goodwill	2,403,140	2,403,140
Other intangibles, net	2,140,352	2,226,323
Other assets, net	40,317	37,103
Total assets	$5,084,524	$5,150,827
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,506	$86,327
Accrued interest	53,409	55,532
Accrued taxes	25,389	—
Operating lease obligation, short-term	4,607	4,385
Current portion of long-term debt	14,690	13,250
Accrued compensation	21,781	33,690
Other accrued expenses	26,090	20,606
Total current liabilities	180,472	213,790
Long-term debt	4,519,673	4,509,725
2025 revolving credit facility	80,000	—
Operating lease obligation, long-term	12,854	13,857
Private Placement Warrants and Unvested Founder Shares	—	—
Deferred income taxes	272,502	325,834
Other liabilities	4,198	3,599
Total liabilities	5,069,699	5,066,805
Commitments and contingencies (Note 7)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,179,228 and 16,930,827 issued; 16,436,369 and 16,187,968 shares outstanding	2	2
Additional paid-in capital	2,376,700	2,372,955
Accumulated other comprehensive loss	(6,687)	(5,063)
Retained deficit	(2,216,457)	(2,145,139)
Treasury stock — 742,859 and 742,859 shares	(138,733)	(138,733)
Total shareholders’ equity	14,825	84,022
Total liabilities and shareholders’ equity	$5,084,524	$5,150,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$231,330	$234,508
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,436	60,077
General and administrative expenses	50,635	34,857
Depreciation	24,546	20,989
Amortization of intangible assets	85,971	85,971
Loss on impairment of goodwill and intangible assets	—	519,050
Total expenses	221,588	720,944
Operating income (loss)	9,742	(486,436)
Interest expense	91,636	82,198
Interest income	(488)	(926)
Transaction Costs - Refinancing Transaction	7,792	—
Loss (gain) on extinguishment of debt	670	(5,913)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(130)
Net loss before taxes	(89,868)	(561,665)
Benefit for income taxes	(18,549)	(21,976)
Net loss	$(71,319)	$(539,689)

Weighted average shares outstanding – Basic and Diluted(1)	16,273,439	16,158,356

Net loss per share – Basic and Diluted(1)	$(4.38)	$(33.40)

Net loss	(71,319)	(539,689)
Other comprehensive income:
Change in unrealized (losses) gains on interest rate swaps, net of tax	(1,624)	8,542
Comprehensive loss	$(72,943)	$(531,147)
(1)Shares and net loss per share have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024 (the "Reverse Stock Split"). See Note 1 General Information and Basis of Accounting.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2025

	Common Stock Issued(1)			Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares		Amount				Shares	Amount

Balance as of January 1, 2025	16,930,827	—	$2	$2,372,954	$(5,063)	$(2,145,138)	(742,859)	$(138,733)	$84,022

Stock Incentive Plans	260,208		—	6,329	—	—	—	—	6,329
Tax withholding related to vesting of equity awards	—		—	(2,884)	—	—	—	—	(2,884)
Loss arising during the period on Interest rate swaps	—		—	—	(1,330)	—	—	—	(1,330)
Reclassification adjustments for losses included in net loss (interest expense)	—		—	—	(294)	—	—	—	(294)
Issuance of common stock in connection with employee stock purchase plan	14,613		—	301	—	—	—	—	301
Net loss	—		—	—	—	(71,319)	—	—	(71,319)
Balance at end of period	17,205,648		$2	$2,376,700	$(6,687)	$(2,216,457)	(742,859)	$(138,733)	$14,825

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended March 31, 2024

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance at beginning of period	16,695,207	$2	$2,348,570	$(11,778)	$(499,307)	(487,223)	$(128,363)	$1,709,124

Stock Incentive Plans	136,607	—	5,619	—	—	—	—	5,619
Tax withholding related to vesting of equity awards	—	—	(3,352)	—	—	—	—	(3,352)
Gains arising during the period on Interest rate swaps	—	—	—	6,963	$—	—	—	6,963
Reclassification adjustments for gains included in net income (interest expense)				1,579	—			1,579
Repurchase of common stock	—	—	—	—	—	(255,636)	(10,370)	(10,370)
Issuance of common stock in connection with employee stock purchase plan	15,678		508	—	—	—	—	508
Net loss	—	—	—	—	(539,689)	—	—	(539,689)
Balance at end of period	16,847,492	$2	$2,351,345	$(3,236)	$(1,038,996)	(742,859)	$(138,733)	$1,170,382

(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(71,319)	$(539,689)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,546	20,989
Amortization of intangible assets	85,971	85,971
Amortization of the right-of-use asset	1,022	1,264
Loss on impairment of goodwill and intangible assets	—	519,050
Stock-based compensation	6,329	5,694
Deferred income taxes	(52,820)	(56,874)
Non-cash interest costs	11,619	2,885
Loss (gain) on extinguishment of debt	670	(5,913)
Loss on disposal of property and equipment	350	106
Loss on disposal of leases	3,317	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(130)
Changes in assets and liabilities:
Accounts receivable, net	(3,708)	(5,885)
Prepaid expenses and other assets	(4,912)	(4,223)
Prepaid taxes	6,747	1,364
Operating lease obligation	(1,121)	(1,296)
Accounts payable, accrued interest, accrued taxes, accrued expenses, legal contingencies and other	(36,747)	26,403
Net cash (used in) provided by operating activities	(30,056)	49,716
Investing activities:
Purchases of property and equipment	(38,866)	(30,544)
Net cash (used in) investing activities	(38,866)	(30,544)
Financing activities:
Repayments of Term Loan B	—	(3,313)
Repurchase of Senior Convertible PIK Notes	—	(14,886)
Taxes paid on settlement of vested share awards	(2,884)	(3,352)
Borrowings on 2025 revolving credit facility	130,000	—
Repayment of 2025 revolving credit facility	(50,000)	—
Purchase of treasury stock	—	(10,370)
Payment of debt issuance costs	(4,267)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	301	433
Net cash provided by (used in) financing activities	73,150	(31,488)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,228	(12,316)
Cash, cash equivalents and restricted cash at beginning of period	29,672	81,494
Cash, cash equivalents and restricted cash at end of period	$33,900	$69,178

Cash and cash equivalents	$23,129	$58,695
Restricted cash	10,771	10,483
Cash, cash equivalents and restricted cash at end of period	$33,900	$69,178

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$9,694	$9,692
PIK Interest Added to Long Term Debt Principal	$(10,411)	0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(82,003)	$(60,742)
Income taxes, net of refunds	$(2,532)	$(2,260)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1.General Information and Basis of Accounting
General Information
We are a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
On February 17, 2025, the Company changed its name from "MultiPlan Corporation" to "Claritev Corporation". The Company's Class A common stock ceased trading under the ticker symbol “MPLN” and began trading under its new ticker symbol, “CTEV”, on the New York Stock Exchange, effective on February 28, 2025.
Throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted, "we," "us," "our," "Claritev," and the "Company" and similar terms refer to Claritev and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of Claritev Corporation have been prepared in accordance with U.S. Generally Accepted Principles (“GAAP”) and pursuant to the rules and regulations for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Claritev Corporation and the notes thereto, included in the Company’s 2024 Annual Report. All intercompany transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and December 31, 2024, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024 have been included.
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock (the "Reverse Stock Split").
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, performance stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company's estimates and assumptions. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, recoverability of long-lived assets, goodwill, valuation of stock-based compensation awards and income taxes.

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues
Network-Based Services	$46,890	$46,155
PSAV	28,882	31,222
PEPM	12,448	13,053
Other	5,560	1,880
Analytics-Based Services	153,430	160,092
PSAV	138,744	147,645
PEPM	10,731	9,400
Other	3,955	3,047
Payment and Revenue Integrity Services	31,010	28,261
PSAV	30,889	28,152
PEPM	121	109
Total Revenues	$231,330	$234,508
Percent of PSAV revenues	85.8%	88.3%
Percent of PEPM revenues	10.1%	9.6%
Percent of other revenues	4.1%	2.1%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in constraining estimates of variable consideration and is based upon both customer-specific and aggregated factors that include historical billing and adjustment data, customer contractual terms, and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available. There have not been any material changes to estimates of variable consideration for performance obligations satisfied prior to the three months ended March 31, 2025.
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

Stock-Based Compensation
In 2025, the Company began granting a new type of award via the Claritev Corporation 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), in the form of cash settled Restricted Stock Units ("cRSUs"). The Company granted 565.6 thousand shares with a fair value at grant date of $8.2 million. The cRSUs vest in two tranches, one-half on the first anniversary of the date of the grant, and the remaining one-half of the awarded units on the second anniversary of the date of the grant.
Each tranche of cRSUs is entitled to receive a cash payment equivalent to the fair market value of common stock on the vesting date, subject to a cap of 4.0x the fair market value of common stock on the grant date.
The fair value assigned to cRSUs is determined using the market price of the Company’s stock on the grant date minus a call option valued using the Black-Sholes formula to derive a closed-form solution for the payoff. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate is based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.
The Company classifies the cRSUs as a liability on its consolidated balance sheets as the vesting results in payment of cash by the Company. The cRSUs are adjusted to fair value at each reporting date.
Stock-based compensation is recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for the awards. The Company recognizes forfeitures as they occur.
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of this disclosure.
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). On November 4, 2024, the FASB issued ASU 2024-03,2 which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this disclosure.

2.    Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		March 31, 2025			December 31, 2024
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,440,905)	$1,756,575	$4,197,480	$(2,370,865)	$1,826,615
Provider network	15 years	896,800	(527,119)	369,681	896,800	(512,172)	384,628
Technology	6 years	21,850	(9,811)	12,039	21,850	(8,940)	12,910
Trade names	9 years	2,670	(1,233)	1,437	2,670	(1,170)	1,500
Non-compete	5 years	1,000	(380)	620	1,000	(330)	670
Total		$5,119,800	$(2,979,448)	$2,140,352	$5,119,800	$(2,893,477)	$2,226,323
Goodwill for the three months ended March 31, 2025 and 2024 was as follows:

($ in thousands)	2025	2024
Balance as of January 1
Goodwill	$4,486,923	$4,486,923
Accumulated impairment losses	$(2,083,783)	$(657,921)
	$2,403,140	$3,829,002
Goodwill acquired during period	$—	$—
Impairment Losses	$—	$(516,350)
Balance as of March 31
Goodwill	$4,486,923	$4,486,923
Accumulated impairment losses	$(2,083,783)	$(1,174,271)
	$2,403,140	$3,312,652
The goodwill arose from the acquisition of the Company in 2016 by Polaris Investment Holdings, L.P. ("Holdings"), the HSTechnology Solutions, Inc. ("HST") acquisition in 2020, the Discovery Health Partners ("DHP") acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $2,403.1 million and $2,403.1 million as of March 31, 2025 and December 31, 2024, respectively. No impairment was recorded in the three month ended March 31, 2025
During the three months ended March 31, 2024, we concluded that the significant declines in our stock price and market capitalization during the month of March 2024 represented a triggering event and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of March 31, 2024.
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
The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented:

(in thousands)	2025	2024
Balance as of January 1	$(5,063)	$(11,778)
Unrealized (loss) gain recognized in other comprehensive income before reclassifications	(1,330)	6,963
Reclassifications to interest expense	(294)	1,579
Balance as of March 31, net of tax	$(6,687)	$(3,236)
The Company recognized a loss related to the cash flow derivatives of $0.3 million during the three months ended March 31, 2025, and a gain of $1.6 million during the three months ended March 31, 2024. The gains and losses are recognized within interest expense in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
The following table represents the fair value of derivative assets and liabilities within the unaudited condensed consolidated balance sheets:

(in thousands)	Fair Value at March 31, 2025	Fair Value at December 31, 2024
Derivatives designated as cash flow hedging instruments:
Other accrued expenses	$4,790	$3,115
Other liabilities	$4,198	$3,599

4.    Long-Term Debt
As of March 31, 2025, and December 31, 2024, long-term debt consisted of the following:

	Key Terms					March 31, 2025	December 31, 2024
(in thousands)	Character	Priority	Maturity	Repayment	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028	Par	Variable	$—	$1,281,938
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	5,310	979,827
5.50% Notes	Notes	Senior Unsecured	9/1/2028	Par	5.50%	5,814	1,050,000
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK 7.00%	420	1,253,890
New First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(1)	325,049	—
New Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(2)	1,143,937	—
New Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	605,179	—
New Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.750%	763,075	—
New Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	754,872	—
New Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	972,409	—
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	Par	3.38% - 20.31%	73	82
Long-term debt						4,576,138	4,565,737
Less: current portion of long-term debt						(14,690)	(13,250)
Less: debt discounts, net						(20,988)	(21,485)
Less: debt issuance costs, net						(20,787)	(21,277)
Long-term debt, net						$4,519,673	$4,509,725
(1)Interest on the New First-Out First Lien Term Loans (as defined below) is calculated, at MPH Acquisition Holdings LLC's ("MPH") option, as (a) Term Secured Overnight Financing Rate ("Term SOFR") (or 0.50%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.50% plus (y) 2.75%.
(2)Interest on the New Second-Out First Lien Term Loans (as defined below) is calculated, at MPH's option, as (a) Term SOFR (or 0.50%, if higher) plus the applicable SOFR adjustment plus 4.60% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus the applicable SOFR adjustment plus 1.00% and (4) 1.50% plus (y) 3.60%.

As of March 31, 2025, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows:

($ in thousands)
2025	$14,690
2026	14,726
2027	15,146
2028	25,814
2029	14,690
Thereafter	4,491,072
Total	$4,576,138

On January 30, 2025, the Company, MPH and certain other of the Company’s direct and indirect subsidiaries completed the Refinancing Transaction. As used herein, references to the “Refinancing Transaction” are to the below transactions, which were consummated on January 30, 2025:
•separate offers to exchange (i) 5.50% Senior Notes due 2028 issued by MPH ("5.50% Notes") for a portion of (a) new “first-out” first lien term loans maturing on December 31, 2030 under that certain Super Senior Credit Agreement, dated as of January 30, 2025 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "New First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the parent guarantors from time to time party thereto, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer (such loans, the “New First-Out First Lien Term Loans”), (b) new “second-out” 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH (the “New Second-Out First Lien A Notes”) and (c) new “second-out” 5.75% first lien notes due 2030 issued by MPH (the “New Second-Out First Lien B Notes” and, together with the New Second-Out First Lien A Notes, the “New Second-Out First Lien Notes”); (ii) 5.750% Senior Notes due 2028 issued by MPH ("5.750% Notes") for a portion of (a) New Second-Out First Lien A Notes, (b) New Second-Out First Lien B Notes and (c) new “third-out” 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH (the “New Third-Out First Lien A Notes”); (iii) the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 ("Senior Convertible PIK Notes") for a portion of (a) New Second-Out First Lien A Notes, (b) New Second-Out First Lien B Notes and (c) new “third-out” 6.00% cash & 0.75% PIK first lien notes due 2031 issued by Claritev (the “New Third-Out First Lien B Notes” and, together with the New Third-Out First Lien A Notes, the “New Third-Out First Lien Notes”); and (iv) MPH’s existing term loans maturing on September 1, 2028 (such loans, the “Existing Term Loans”) under that certain Credit Agreement, dated as of August 24, 2021 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Existing First Lien Credit Agreement”), by and among MPH, as borrower, MPH Acquisition, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender and a letter of credit issuer for a portion of (a) New First-Out First Lien Term Loans and (b) new “second-out” first lien term loans maturing on December 31, 2030 under the New First Lien Credit Agreement (the “New Second-Out First Lien Term Loans”) (collectively, the “Exchange Offers”);
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

As used herein, references to “Released Guarantors” are to (i) Benefits Science LLC, (ii) BST Acquisition Corp., (iii) American Lifecare Holdings, Inc., (iv) American Lifecare, Inc., (v) Statewide Independent PPO Inc., (vi) Private Healthcare Systems, Inc., (vii) HST, (viii) HST Acquisition Corp., (ix) Launchpoint Ventures, LLC, (x) DHP Acquisition Corp. and (xi) Data & Decision Science LLC.
Interest on the revolving loans (borrowed pursuant to MPH's $350 million senior secured revolving credit facility maturing on December 31, 2029 under the New First Lien Credit Agreement (the "2025 revolving credit facility")) is calculated, at MPH’s option, as (a) Term SOFR (or 0.00%, if higher) plus 3.75% or (b) (x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.00% plus (y) 2.75%. We are obligated to pay a commitment fee on the average daily unused amount of our 2025 revolving credit facility. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first out first lien debt to consolidated EBITDA ratio, as defined in the New First Lien Credit Agreement.
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $76.6 million, of which $63.9 million and $7.8 million have been expensed as incurred for the year ended December 31, 2024 and quarter ended March 31, 2025, respectively, and are included in Transaction Costs - Refinancing Transaction in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. Debt issuance costs of $4.9 million associated with the 2025 revolving credit facility are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024. Transaction costs were paid in conjunction with the transaction and the revolver was drawn, in the amount of $130.0 million, to fund the Refinancing Transaction. The 2025 revolving credit facility had $80 million and $0 outstanding at March 31, 2025 and December 31, 2024, respectively.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the pre-existing notes were ratably applied to the new notes issued, and will be amortized over the new term.
The Refinancing Transactions will increase the Company’s taxable income for the year. Additional income tax due, estimated between $55 million and $75 million, will be paid in the ordinary course of business throughout the remainder of 2025.
The financial covenant under the 2025 revolving credit facility is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ending March 31, 2025), the aggregate amount of loans under the 2025 revolving credit facility, letters of credit issued under the 2025 revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 revolving credit facility at such time, the 2025 revolving credit facility will require MPH to maintain a consolidated first out first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of March 31, 2025, we had $264.8 million of loan availability under the revolving credit facility.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
5.    Private Placement Warrants and Unvested Founder Shares
Warrants were issued to Churchill Sponsor III, LLC ("Sponsor") (the "Private Placement Warrants") in a private placement simultaneously with the closing of the initial public offering by Churchill Capital Corporation III ("Churchill") which closed on February 19, 2020, which include the warrants to purchase Churchill's Class A common stock ("Working Capital Warrants") issued pursuant to the terms of an unsecured promissory note issued by the Company to the Sponsor, and which are on terms identical to the terms of the Private Placement Warrants. On July 12, 2020, Churchill entered into the Merger Agreement (the "Merger Agreement") by and among Music Merger Sub I, Inc., Music Merger Sub II, LLC, Holdings, and Polaris Parent Corp. In connection with the execution of the Merger Agreement, Churchill and Michael Klein, Jay Taragin, Jeremy Paul Abson, Glenn R. August, Mark Klein, Malcolm S. McDermid, and Karen G. Mills entered into a Sponsor Agreement (as amended, the "Sponsor Agreement"). Pursuant to the terms of the Sponsor Agreement, 310,102 of the founder shares ("Unvested Founder Shares") and 120,000 Private Placement Warrants were unvested as of October 8, 2020 and will re-vest at such time as, during the period starting on October 8, 2021 and ending on October 8, 2025, the closing price of our Class A common stock exceeds $500.00 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares and Private Placement Warrants that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.
The 120,000 Private Placement Warrants that unvested are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until they re-vest.
The Private Placement Warrants and Unvested Founder Shares were initially recorded at fair value on the date of consummation of the Merger and the other transactions contemplated by the Merger Agreement and the related agreements (the "Transactions") and are subsequently adjusted to fair value at each subsequent reporting date. The fair value of the Unvested Founder Shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants is obtained using a Black Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
There are 476,717 Private Placement Warrants and 310,102 Unvested Founder Shares outstanding as of December 31, 2024 and March 31, 2025.
As of March 31, 2025 and December 31, 2024, the Private Placement Warrants and the Unvested Founder Shares had no value.
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
Cash and cash equivalents as of March 31, 2025 included money market funds of 10.0 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Cash and cash equivalents as of December 31, 2024 did not include money market funds.

As of March 31, 2025 and December 31, 2024, the Company's carrying amount and fair value of long-term debt consisted of the following:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
Term Loan B, net of discount (includes current portion)	$—	$—	$1,274,472	$978,794
5.50% Notes	5,814	4,517	1,050,000	891,450
5.750% Notes	5,310	3,351	979,827	645,706
Senior Convertible PIK Notes, net of discount	420	285	1,239,871	830,714
New First-Out First Lien Term Loans, net of discount	324,266	321,834	—	—
New Second-Out First Lien Term Loans, net of discount	1,137,444	952,609	—	—
New Second-Out First Lien A Notes, net of discount	603,295	524,143	—	—
New Second-Out First Lien B Notes, net of discount	761,850	554,703	—	—
New Third-Out First Lien A Notes	754,872	453,678	—	—
New Third-Out First Lien B Notes, net of discount	961,806	593,338	—	—
Finance lease obligations	73	73	82	82
Total Long-term Debt	$4,555,150	$3,408,531	$4,544,252	$3,346,746
We estimate the fair value of long-term debt using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for the three months ended March 31, 2025, and impairment charges of $519.1 million for goodwill and long-lived intangible assets for the three months ended March 31, 2024.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At March 31, 2025, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.

7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $3.2 million outstanding as of March 31, 2025 and December 31, 2024. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million outstanding as of March 31, 2025 and $6.1 million as of December 31, 2024.
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
For example, and relating to litigation on the basis of alleged violation of antitrust laws, we have been named in numerous federal lawsuits, including putative class action lawsuits, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois (the "Court") pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025. Oppositions to the joint motions to dismiss were filed on March 3, 2025, and defendants filed their replies on April 2, 2025. Oral argument on the motions to dismiss was held on May 2, 2025 and the Court took the motions under advisement. We believe these lawsuits are without merit and intend to vigorously defend the Company.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the accompanying consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of loss and comprehensive loss during the period of the change and appropriately reflected in other accrued expenses on the accompanying consolidated balance sheets.

8.    Segment Information
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
In addition, all of the Company's revenues and long-lived assets are attributable to operations in the United States for all periods presented.

The following table presents summary results for our reporting segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	231,330	234,508
Cost of Services ("COS")
Personnel costs (excluding SBC)	47,879	48,064
Stock Based Compensation	1,777	1,756
Access and Bill Review Fees	5,507	4,901
Other COS Expense	5,273	5,356
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,436	60,077
General and Administrative ("G&A")
Personnel costs (excluding SBC)	16,768	14,938
Stock Based Compensation	4,941	3,939
Other G&A Expense	28,926	15,980
General and Administrative Expenses	50,635	34,857
Depreciation	24,546	20,989
Amortization of intangible assets	85,971	85,971
Loss on impairment of goodwill and intangible assets	—	519,050
Total expenses	221,588	720,944
Operating income (loss)	9,742	(486,436)
Interest expense	91,636	82,198
Interest income	(488)	(926)
Transaction Costs - Refinancing Transaction	7,792	—
Gain on extinguishment of debt	670	(5,913)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(131)
Net loss before taxes	(89,868)	(561,664)
Benefit for income taxes	(18,549)	(21,976)
Net loss	(71,319)	(539,688)

9.    Basic and Diluted Loss Per Share
The following table sets for the weighted average number of shares outstanding and the computation of basic and diluted net loss per share, retroactively adjusted to reflect the Reverse Sock Split for the periods presented:

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2025	2024
Numerator for earnings per share calculation
Net loss	$(71,319)	$(539,689)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	16,273,439	16,158,356
Weighted average number of shares outstanding – diluted	16,273,439	16,158,356
(Loss) Income per share – basic and diluted:
Net loss per share – basic	$(4.38)	$(33.40)
Net loss per share – diluted	$(4.38)	$(33.40)
For the three months ended March 31, 2025 and March 31, 2024, we have excluded from the calculation of diluted net loss per share the instruments whose effect would have been antidilutive, including (i) 1,462,500 warrants outstanding, (ii) 808 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 310,102 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net loss per share stock-based compensation awards whose effect would have been anti-dilutive of 1,882,534. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
10.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include related party expenses of $19 thousand for the three months ended March 31, 2025 and $36 thousand for the three months ended March 31, 2024. These expenses are associated with a software license from Abacus Insights, Inc., as well as customer service software and captive management services from companies controlled by Hellman & Friedman LLC.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $35 thousand and $37 thousand from related parties as of March 31, 2025 and December 31, 2024, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto contained elsewhere in this Quarterly Report and together with the information included in the Company’s 2024 Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties; the results described below are not necessarily indicative of the results to be expected in any future periods. References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, performance stock units, share date, per share data and conversion rates with respect to convertible notes and related information have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Cautionary Note Regarding Forward-looking Statements
All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. When used in this Quarterly Report, words such as “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology represent forward-looking statements that include matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our business. Factors that may impact such forward-looking statements include:
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
The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors referred to under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report or as described in our 2024 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Company Overview

Claritev is a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the U.S. healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.

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

The Company, primarily through its operating subsidiary, Claritev, Inc., offers its solutions nationally through a range of service lines, which include:
•Analytics-Based Services reduce medical cost through data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. Our Analytics-Based Services claim pricing services are generally priced based on a percentage of savings achieved. Also included in this category are services that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These services are generally priced at a bundled per-employee-per-moth ("PEPM") rate;
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
We believe our solutions provide a strong value proposition to payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers. For the three months ended March 31, 2025 and March 31, 2024 and year ended December 31, 2024, our comprehensive services identified approximately $6.2 billion, $5.7 billion, and $24.7 billion in potential medical cost savings, respectively.
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock.
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, performance stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claim savings for our customers. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified across our products and revenue streams, including PEPM and percentage of savings ("PSAV"), for the periods presented:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Commercial Health Plans
Medical charges processed	$20,877	$18,305	14.1%
Potential medical cost savings	$5,835	$5,400	8.1%
Potential savings as a % of charges	27.9%	29.5%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$22,003	$23,215	(5.2)%
Potential medical cost savings	$393	$336	17.0%
Potential savings as a % of charges	1.8%	1.4%
Total
Medical charges processed	$42,880	$41,520	3.3%
Potential medical cost savings	$6,228	$5,736	8.6%
Potential savings as a % of charges	14.5%	13.8%
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
Components of Results of Operations
Revenues
We generate revenues from several sources including: (i) Network-Based Services that process claims at a discount compared to billed fee-for-service rates and by using an extensive network, (ii) Analytics-Based Services that use our leading and proprietary information technology platform to offer customers solutions to reduce medical costs, and (iii) Payment and Revenue Integrity Services that use data, technology, and clinical expertise to identify improper, unnecessary and excessive charges. Payors typically compensate us through either a PSAV achieved or a PEPM rate. Approximately 88% of revenue for the year ended December 31, 2024 was based on a PSAV achieved rate.
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
Loss (Gain) on Extinguishment of Debt
The Company recognizes a loss or (gain) on extinguishment of debt for the difference between the net carrying amount of the extinguished debt immediately before the refinancing and the fair value of the new debt instruments, and fees associated with the issuance of the new debt under the refinancing.
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
Non-GAAP Financial Measures
We use EBITDA, Adjusted EBITDA, and adjusted earnings per share ("Adjusted EPS") to evaluate our financial performance. EBITDA, Adjusted EBITDA, and Adjusted EPS are financial measures that are not presented in accordance with GAAP. We believe the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our financial operating results of our core business.
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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024

Net loss	$(71,319)	$(539,689)
Adjustments:
Interest expense	91,636	82,198
Interest income	(488)	(926)
Benefit for income taxes	(18,549)	(21,976)
Depreciation	24,546	20,989
Amortization of intangible assets	85,971	85,971
Non-income taxes	553	528
EBITDA	$112,350	$(372,905)
Adjustments:
Other expenses, net (1)	2,764	641
Loss on disposal of assets, including right-of-use assets	3,667	—
Integration expenses	380	353
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(130)
Transformation costs (2)	7,728	—
Transaction costs - Refinancing Transaction	7,792	—
Loss (Gain) on extinguishment of debt	670	(5,913)
Loss on impairment of goodwill and intangible assets	—	519,050
Stock-based compensation, including cRSUs	6,718	5,694
Adjusted EBITDA	$142,069	$146,790
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, tax penalties, non-integration related severance costs, and implementation costs for cloud computing arrangements.
(2)"Transformation costs" represents costs directly associated with our multi-year transformation program which include personnel costs as well as non-recurring and duplicative costs.
____________________
Material differences between Claritev Corporation and MPH for the three months ended March 31, 2025 and March 31, 2024 include differences in interest expense, income taxes, gain on extinguishment of debt, and stock-based compensation.
For the three months ended March 31, 2025 and March 31, 2024, interest expense for Claritev Corporation was higher than MPH by $18.8 million and $20.4 million, respectively, due to interest expense incurred by Claritev Corporation on the Senior Convertible PIK Notes and the New Third-Out First Lien B Notes.
The change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company Claritev Corporation and not in the MPH operating company and therefore represent differences between Claritev Corporation and MPH.
In the three months ended March 31, 2025 and March 31, 2024, EBITDA expenses for Claritev Corporation were lower than MPH by $2.2 million and $0.6 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of Claritev Corporation.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2025	2024

Net loss	$(71,319)	$(539,689)
Adjustments:
Amortization of intangible assets	85,971	85,971
Other expenses, net (1)	2,764	641
Integration expenses	380	353
Loss on disposal of assets, including right-of-use assets	3,667	—
Transaction costs - Refinancing Transaction	7,792	—
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(130)
Transformation costs (2)	7,728	—
Loss (Gain) on extinguishment of debt	670	(5,913)
Stock-based compensation, including cRSUs	6,718	5,694
Loss on impairment of goodwill and intangible assets	—	519,050
Estimated tax effect of adjustments	(24,621)	(27,216)
Adjusted net income	$19,750	$38,761

Weighted average shares outstanding – basic and diluted(3)	16,273,439	16,158,356

Net loss per share – basic and diluted	$(4.38)	$(33.40)
Adjusted EPS	$1.21	$2.40
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, tax penalties, non-integration related severance costs, and implementation costs for cloud computing arrangements.
(2)"Transformation costs" represents costs directly associated with our multi-year transformation program which include personnel costs as well as non-recurring and duplicative costs.
(3)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting of the Notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Refinancing Transaction
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $76.6 million, of which $7.8 million have been expensed as incurred for three months ended March 31, 2025, and are included in Transaction Costs - Refinancing Transaction in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
Debt Repurchase and Cancellation
During the three months ended March 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table provides the results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenues
Network-Based Services	$46,890	$46,155	$735	1.6%
Analytics-Based Services	153,430	160,092	(6,662)	(4.2)%
Payment and Revenue Integrity Services	31,010	28,261	2,749	9.7%
Total Revenues	$231,330	$234,508	$(3,178)	(1.4)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,436	60,077	359	0.6%
General and administrative expenses	50,635	34,857	15,778	45.3%
Depreciation expense	24,546	20,989	3,557	16.9%
Amortization of intangible assets	85,971	85,971	—	0.0%
Loss on impairment of goodwill and intangible assets	—	519,050	(519,050)	(100.0)%
Operating income (loss)	9,742	(486,436)	496,178	102.0%
Interest expense	91,636	82,198	9,438	11.5%
Interest income	(488)	(926)	438	47.3%
Loss (gain) on extinguishment of debt	670	(5,913)	6,583	NM
Transaction Costs - Refinancing Transaction	7,792	—	7,792	NM
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(130)	130	(100.0)%
Net loss before taxes	(89,868)	(561,665)	471,797	84.0%
Benefit for income taxes	(18,549)	(21,976)	3,427	15.6%
Net loss	$(71,319)	$(539,689)	$468,370	86.8%
_____________________
NM = Not meaningful
Revenues
Revenues decreased by $3.2 million, or 1.4%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease in revenues was due to the decrease in Analytics-Based Services revenues of $6.7 million, partially offset by the increase in Payment and Revenue Integrity Services Revenues of $2.7 million during this time period.
Network-Based Services revenues increased by $0.7 million, or 1.6%, in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to an increase in Workers Comp product line of $1.7 million partially offset by a decrease in Primary PEPM product line.
Analytics-Based Services revenues decreased by $6.7 million, or 4.2%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease in revenue was primarily due to a decrease in Analytics-Based Services PSAV of $8.9 million primarily related to customer and program attrition.
Payment and Revenue Integrity Services revenues increased by $2.7 million, or 9.7%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily due to increases in our Clinical Review and Payment Accuracy product lines of $4.5 million offset by decreases in our Negotiations and Revenue Integrity product lines of $1.9 million. The increase in Payment and Revenue Integrity Services was primarily within our PSAV revenues.

Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Personnel expenses excluding stock-based compensation	$47,879	$48,064	$(185)	(0.4)%
Stock-based compensation	1,777	1,756	21	1.2%
Personnel expenses including stock-based compensation	49,656	49,820	(164)	(0.3)%
Access and bill review fees	5,507	4,901	606	12.4%
Other cost of services expenses	5,273	5,356	(83)	(1.5)%
Total costs of services	$60,436	$60,077	$359	0.6%
Costs of services were stable for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
General and Administrative Expenses

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Personnel expenses excluding stock-based compensation	$16,768	$14,938	$1,830	12.3%
Stock-based compensation	4,941	3,939	1,002	25.4%
Other general and administrative expenses	28,926	15,980	12,946	81.0%
Total general and administrative expenses	$50,635	$34,857	$15,778	45.3%

The increase in general and administrative expenses of $15.8 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 was primarily due to $7.7 million of transformation costs and $3.7 million of losses on disposal of assets.
Depreciation Expense
The increases in depreciation expenses of $3.6 million, or 16.9%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, were due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written-off or became fully depreciated in the period.
Loss on Impairment of Goodwill and Intangible Assets
For the three months ended March 31, 2024, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a loss on impairment of goodwill and indefinite-lived intangibles of $516.4 million and $2.7 million, respectively. For the three months ended March 31, 2025, no such loss was recorded.
Interest Expense
The increase in interest expense of $9.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due the PIK interest recognized on the New Notes of $10.4 million.
Our annualized weighted average cash interest rate increased by 0.13% across our total debt in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. As of March 31, 2025 and March 31, 2024, our total debt had an annualized weighted average cash interest rate of 6.96% and 6.82%, respectively. As of December 31, 2024, our total debt had a weighted average cash interest rate of 6.68%.
Interest Income
The decreases in interest income of $0.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 were primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.

Loss (gain) on extinguishment of debt
During the three months ended March 31, 2025, in connection with the Refinancing Transactions, the Company recognized a loss on extinguishment of debt of $0.7 million for unamortized deferred costs relating to the Existing Revolving Credit Commitments.
During the three months ended March 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Benefit for income taxes
Net loss before income taxes for the three months ended March 31, 2025 of $89.9 million generated a benefit for income taxes of $18.5 million. Net loss before income taxes for the three months ended March 31, 2024 of $561.7 million generated a benefit for income taxes of $22.0 million.
The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, and state taxes. The effective tax rate for the three months ended March 31, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, and state taxes.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $33.9 million, which includes restricted cash of $10.8 million. As of March 31, 2025, we had $264.8 million of loan availability under the revolving credit facility. As of March 31, 2025, we had five letters of credit totaling $5.2 million of utilization against the revolving credit facility. Four letters of credit are used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $3.2 million as of March 31, 2025 and December 31, 2024. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $2.0 million as of March 31, 2025 and $6.1 million as of December 31, 2024.
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
Prior to January 30, 2025, our senior secured credit facilities consisted of (a) initial aggregate principal of $1,325.0 million ($1,281.9 million at December 31, 2024) term loan facility maturing on September 1, 2028 and (b) MPH's $450.0 million senior secured revolving credit facility maturing on August 24, 2026, and after January 30, 2025, consist of MPH's senior secured credit facilities which consist of (a) $325.0 million of New First-Out First Lien Term Loans, (b) $1,143.9 million of New Second-Out First Lien Term Loans, and (c) the 2025 revolving credit facility (the "senior secured credit facilities").

Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash flows provided by (used in):
Operating activities	$(30,056)	$49,716
Investing activities	$(38,866)	$(30,544)
Financing activities	$73,150	$(31,488)
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $79.8 million, primarily due to lower earnings once adjusted for non-cash items, and unfavorable changes in working capital. Changes in our working capital requirements reflect primarily the payment of the transaction costs related to the Refinancing Transaction.
Cash Flows from Investing Activities
Net cash used in investing activities increased $8.3 million, or 27.2%, as compared to the prior-year period, primarily due to investments in technologies to support our transformation initiatives.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $104.6 million as compared to the prior-year period, primarily due the net borrowing of $80.0 million on our 2025 revolving credit facility to fund the transaction costs related to the Refinancing Transaction versus the repurchase of PIK Notes of $14.9 million and treasury stock of $10.4 million in the prior period.
Term Loans and Revolvers
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
Note Repurchases
In the three months ended March 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
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
New Notes
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

On January 30, 2025, the Company issued $969.4 million in aggregate principal amount of New Third-Out First Lien B Notes with a maturation date of March 31, 2031. The New Third-Out First Lien B Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, the Company will repay the outstanding principal amount of the New Third-Out First Lien B Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien B Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien B Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien B Notes are guaranteed and secured as described below under “—Guarantees and Security.”

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
As of March 31, 2025 and December 31, 2024 we were in compliance with all of the debt covenants.
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
For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2024 Annual Report.
Customer Concentration
Two clients individually accounted for 28% and 16% of revenues for the year ended December 31, 2024. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. For further discussion on our customer concentration, please refer to Item 1A. “Risk Factors” in our 2024 Annual Report.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2024 Annual Report and in particular Item 7A.“Quantitative and Qualitative Disclosure about Market Risk” therein. As of March 31, 2025, there were no material changes in the market risks described in our 2024 Annual Report.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of March 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2024 Annual Report on Form 10-K.
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
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers, such as Claritev, are sometimes made party to such suits or involved in related litigation. Further, Claritev may be, and has been in the past, made party to such lawsuits or litigation may be brought independently against Claritev under various legal bases, including, breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of the Employee Retirement Income Security Act of 1974, as amended, or the Racketeering Influenced and Corrupt Organizations Act, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation.
For example, and relating to litigation on the basis of alleged violation of antitrust laws, we have been named in numerous federal lawsuits, including putative class action lawsuits, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois (the "Court") pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025. Oppositions to the joint motions to dismiss were filed on March 3, 2025, and defendants filed their replies on April 2, 2025. Oral argument on the motions to dismiss was held on May 2, 2025 and the Court took the motions under advisement. We believe these lawsuits are without merit and intend to vigorously defend the Company.
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

Item 5. Other Information
(a)    During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-39228	3.1	October 9, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant filed September 20, 2024.	8-K	001-39228	3.1	September 20, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant filed February 17, 2025.	8-K	001-39228	3.1	February 19, 2025
3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-39228	3.2	February 19, 2025
4.1	The Secured Notes Supplemental Indenture, dated as of January 30, 2025, by and between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.1	January 30, 2025
4.2	The Unsecured Notes Supplemental Indenture, dated as of January 30, 2025, by and between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.2	January 30, 2025
4.3	The Convertible Notes Supplemental Indenture, dated as of January 30, 2025, by and between the Registrant, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-39228	4.3	January 30, 2025
4.4	The New Second-Out First Lien A Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.4	January 30, 2025
4.5	Form of 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.4)	8-K	001-39228	4.5	January 30, 2025
4.6	The New Second-Out First Lien B Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.6	January 30, 2025
4.7	Form of 5.75% first lien notes due 2030 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.6)	8-K	001-39228	4.7	January 30, 2025
4.8	The New Third-Out First Lien A Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.8	January 30, 2025
4.9	Form of 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.8)	8-K	001-39228	4.9	January 30, 2025
4.10	The New Third-Out First Lien B Notes Indenture, dated as of January 30, 2025, by and among the Registrant, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.10	January 30, 2025
4.11	Form of 6.00% cash & 0.75% PIK first lien notes due 2031 issued by the Registrant (included as Exhibit A to Exhibit 4.10)	8-K	001-39228	4.11	January 30, 2025
10.1#	First Amendment to Employment Agreement, dated February 28, 2025, between the Registrant and Travis Dalton.					X
10.2#	Employment Agreement Amendment Letter, dated February 28, 2025, between the Registrant and Travis Dalton.					X
10.3#	First Amendment to Employment Agreement, dated February 27, 2025, between the Registrant and Douglas Garis.					X
10.4#	Offer Letter, dated September 26, 2024, between the Registrant and Tiffani Misencik.					X

10.5#	Form of Severance Letter for Executives.					X
10.6#	Form of Executive Officer Stock-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.					X
10.7#	Form of Executive Officer Cash-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.					X
10.8#	Form of Chief Executive Officer Stock-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.					X
10.9#	Form of Chief Executive Officer Cash-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.					X
10.10	Super Senior Credit Agreement, dated as of January 30, 2025, by and among MPH Acquisition Corp 1, a Delaware corporation, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the financial institutions from time to time party thereto as lenders, the Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-39228	10.1	January 30, 2025
10.11	Amendment Agreement No. 2, dated as of January 30, 2025, to the Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto, and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and a Letter of Credit Issuer.	8-K	001-39228	10.2	January 30, 2025
10.12	2020 Omnibus Incentive Plan.	S-8	333-251250	4.1	December 10, 2020
10.13	Amendment No. 1 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	April 26, 2024
10.14	Amendment No. 2 to 2020 Omnibus Incentive Plan.					X
10.15	Amendment No. 3 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	May 1, 2025
10.16	Employee Stock Purchase Plan.	S-8	333-271794	4.1	May 10, 2023
10.17	Amendment No. 1 to Employee Stock Purchase Plan.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial information from Claritev Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 9, 2025

Claritev Corporation

By:	/s/ Douglas M. Garis
Douglas M. Garis
Executive Vice President and Chief Financial Officer