Form 10-Q
period 2025-06-30
Claritev Corp
filed 2025-08-07
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Class A common stock, $0.0001 par value per share	CTEV	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of August 4, 2025, 16,474,835 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
CLARITEV CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56,390	$16,848
Restricted cash	10,898	12,824
Trade accounts receivable, net	123,579	89,758
Prepaid expenses	26,241	20,493
Prepaid taxes	—	6,747
Unbilled Independent Dispute Resolution fees, net	18,993	21,850
Other current assets, net	11,037	6,995
Total current assets	247,138	175,515
Property and equipment, net	308,358	292,649
Operating lease right-of-use assets	15,056	16,097
Goodwill	2,403,140	2,403,140
Other intangibles, net	2,054,381	2,226,323
Other assets, net	43,907	37,103
Total assets	$5,071,980	$5,150,827
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,431	$86,327
Accrued interest	100,254	55,532
Accrued taxes	10,909	—
Operating lease obligation, short-term	4,466	4,385
Current portion of long-term debt	14,690	13,250
Accrued compensation	37,982	33,690
Other accrued expenses	41,410	20,606
Total current liabilities	253,142	213,790
Long-term debt	4,533,078	4,509,725
2025 revolving credit facility	80,000	—
Operating lease obligation, long-term	17,207	13,857
Private Placement Warrants and Unvested Founder Shares	—	—
Deferred income taxes	225,877	325,834
Other liabilities	2,584	3,599
Total liabilities	5,111,888	5,066,805
Commitments and contingencies (Note 7)
Shareholders’ equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,214,985 and 16,930,827 issued; 16,472,126 and 16,187,968 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	2,383,854	2,372,954
Accumulated other comprehensive loss	(5,934)	(5,063)
Retained deficit	(2,279,097)	(2,145,138)
Treasury stock — 742,859 and 742,859 shares	(138,733)	(138,733)
Total shareholders’ equity	(39,908)	84,022
Total liabilities and shareholders’ equity	$5,071,980	$5,150,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$241,570	$233,476	$472,900	$467,984
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,823	61,369	121,259	121,446
General and administrative expenses	52,937	34,551	103,572	69,408
Depreciation	25,261	21,811	49,807	42,800
Amortization of intangible assets	85,971	85,971	171,942	171,942
Loss on impairment of goodwill and intangible assets	—	553,701	—	1,072,751
Total expenses	224,992	757,403	446,580	1,478,347
Operating income (loss)	16,578	(523,927)	26,320	(1,010,363)
Interest expense	99,746	81,129	191,382	163,327
Interest income	(323)	(551)	(811)	(1,477)
Transaction costs - Refinancing Transaction	87	—	7,879	—
Loss (gain) on extinguishment of debt	—	—	670	(5,913)
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(259)	—	(389)
Net loss before taxes	(82,932)	(604,246)	(172,800)	(1,165,911)
Benefit for income taxes	(20,292)	(27,519)	(38,841)	(49,495)
Net loss	$(62,640)	$(576,727)	$(133,959)	$(1,116,416)

Weighted average shares outstanding – Basic and Diluted(1)	16,453,896	16,116,996	16,364,573	16,137,493

Net loss per share – Basic and Diluted(1)	$(3.81)	$(35.78)	$(8.19)	$(69.18)

Net loss	(62,640)	(576,727)	(133,959)	(1,116,416)
Other comprehensive income:
Change in unrealized gains (losses) on interest rate swaps, net of tax	753	2,115	(871)	10,657
Comprehensive loss	$(61,887)	$(574,612)	$(134,830)	$(1,105,759)
(1)Shares and net loss per share have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024 (the "Reverse Stock Split"). See Note 1 General Information and Basis of Accounting.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three Months Ended June 30, 2025

	Common Stock Issued(1)			Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares		Amount				Shares	Amount

Balance as of March 31, 2025	17,205,648	—	$2	$2,376,700	$(6,687)	$(2,216,457)	(742,859)	$(138,733)	$14,825

Stock Incentive Plans	(560)		—	6,706	—	—	—	—	6,706
Gain arising during the period on Interest rate swaps	—		—	—	1,009	—	—	—	1,009
Reclassification adjustments for losses included in net income (interest expense)	—		—	—	(256)	—	—	—	(256)
Issuance of common stock in connection with employee stock purchase plan	9,897		—	448	—	—	—	—	448
Net loss	—		—	—	—	(62,640)	—	—	(62,640)
Balance as of June 30, 2025	17,214,985		$2	$2,383,854	$(5,934)	$(2,279,097)	(742,859)	$(138,733)	$(39,908)

	Three Months Ended June 30, 2024

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of March 31, 2024	16,847,492	$2	$2,351,345	$(3,236)	$(1,038,996)	(742,859)	$(138,733)	$1,170,382

Stock Incentive Plans	17,214	—	7,266	—	—	—	—	7,266
Tax withholding related to vesting of equity awards	—	—	(3)	—	—	—	—	(3)
Gains arising during the period on Interest rate swaps	—	—	—	593	—	—	—	593
Reclassification adjustments for gains included in net income (interest expense)	—	—	—	1,522	—	—	—	1,522
Issuance of common stock in connection with employee stock purchase plan	21,248		331	—	—	—	—	331
Net loss	—	—	—	—	(576,727)	—	—	(576,727)
Balance as of June 30, 2024	16,885,954	$2	$2,358,939	$(1,121)	$(1,615,723)	(742,859)	$(138,733)	$603,364

(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Six Months Ended June 30, 2025

	Common Stock Issued(1)			Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares		Amount				Shares	Amount

Balance as of December 31, 2024	16,930,827	$—	$2	$2,372,954	$(5,063)	$(2,145,138)	(742,859)	$(138,733)	$84,022

Stock Incentive Plans	259,648		—	13,035	—		—	—	13,035
Tax withholding related to vesting of equity awards	—		—	(2,884)	—	—	—	—	(2,884)
Loss arising during the period on Interest rate swaps	—		—	—	(321)	—	—	—	(321)
Reclassification adjustments for losses included in net loss (interest expense)	—		—	—	(550)	—	—	—	(550)
Issuance of common stock in connection with employee stock purchase plan	24,510		—	749	—	—	—	—	749
Net loss	—		—	—	—	(133,959)	—	—	(133,959)
Balance as of June 30, 2025	17,214,985		$2	$2,383,854	$(5,934)	$(2,279,097)	(742,859)	$(138,733)	$(39,908)

	Six Months Ended June 30, 2024

	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Retained Deficit	Treasury stock(1)		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of December 31, 2023	16,695,207	$2	$2,348,570	$(11,778)	$(499,307)	(487,223)	$(128,363)	$1,709,124

Stock Incentive Plans	153,822	—	12,885	—	—	—	—	12,885
Tax withholding related to vesting of equity awards	—	—	(3,355)	—	—	—	—	(3,355)
Gains arising during the period on Interest rate swaps	—	—	—	7,556	—	—	—	7,556
Reclassification adjustments for gains included in net income (interest expense)				3,101	—			3,101
Repurchase of common stock	—	—	—	—	—	(255,636)	(10,370)	(10,370)
Issuance of common stock in connection with employee stock purchase plan	36,925		839	—	—	—	—	839
Net loss	—	—	—	—	(1,116,416)	—	—	(1,116,416)
Balance as of June 30, 2024	16,885,954	$2	$2,358,939	$(1,121)	$(1,615,723)	(742,859)	$(138,733)	$603,364

(1)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CLARITEV CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(133,959)	$(1,116,416)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,807	42,800
Amortization of intangible assets	171,942	171,942
Amortization of the right-of-use asset	1,809	2,330
Loss on impairment of goodwill and intangible assets	—	1,072,751
Stock-based compensation	13,035	13,011
Deferred income taxes	(99,682)	(97,024)
Non-cash interest costs	29,036	5,818
Loss (gain) on extinguishment of debt	670	(5,913)
Loss on disposal of property and equipment	480	130
Loss on disposal of leases	5,006	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(389)
Changes in assets and liabilities:
Accounts receivable, net	(33,821)	(4,862)
Prepaid expenses and other assets	(7,631)	(22,747)
Prepaid taxes	6,747	1,364
Operating lease obligation	(2,354)	(2,440)
Accounts payable, accrued interest, accrued taxes, accrued expenses, and other	30,096	7,832
Net cash provided by operating activities	31,181	68,187
Investing activities:
Purchases of property and equipment	(63,489)	(55,989)
Net cash (used in) investing activities	(63,489)	(55,989)
Financing activities:
Repayments of Term Loan	(3,674)	(6,625)
Repurchase of Senior Convertible PIK Notes	—	(14,886)
Taxes paid on settlement of vested share awards	(2,884)	(3,355)
Borrowings on 2025 revolving credit facility	130,000	—
Repayment of 2025 revolving credit facility	(50,000)	—
Purchase of treasury stock	—	(10,370)
Payment of debt issuance costs	(4,267)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	749	713
Net cash provided by (used in) financing activities	69,924	(34,523)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,616	(22,325)
Cash, cash equivalents and restricted cash at beginning of period	29,672	81,494
Cash, cash equivalents and restricted cash at end of period	$67,288	$59,169

Cash and cash equivalents	$56,390	$48,767
Restricted cash	10,898	10,402
Cash, cash equivalents and restricted cash at end of period	$67,288	$59,169

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$15,027	$14,937
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,316	$—
PIK Interest Added to Long Term Debt Principal	$(26,029)	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(117,510)	$(158,395)
Income taxes, net of refunds	$(43,977)	$(34,083)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1.General Information and Basis of Accounting
General Information
We are a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of Claritev Corporation have been prepared in accordance with U.S. Generally Accepted Principles ("GAAP") and pursuant to the rules and regulations for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Claritev Corporation and the notes thereto, included in the Company’s 2024 Annual Report. All intercompany transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2025 and December 31, 2024, and its results of operations and cash flows for the three and six months ended June 30, 2025 and 2024 have been included.
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

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues
Network-Based Services	$54,125	$45,723	$101,015	$91,878
PSAV	27,960	31,647	56,842	62,869
PEPM	12,295	12,356	24,743	25,409
Other	13,870	1,720	19,430	3,600
Analytics-Based Services	156,966	159,896	310,396	319,988
PSAV	141,243	148,758	279,987	296,403
PEPM	11,238	9,177	21,969	18,577
Other	4,485	1,961	8,440	5,008
Payment and Revenue Integrity Services	30,479	27,857	61,489	56,118
PSAV	30,352	27,749	61,241	55,901
PEPM	127	108	248	217
Total Revenues	$241,570	$233,476	$472,900	$467,984
Percent of PSAV revenues	82.6%	89.2%	84.2%	88.7%
Percent of PEPM revenues	9.8%	9.3%	9.9%	9.4%
Percent of other revenues	7.6%	1.6%	5.9%	1.8%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is used in estimating constrained estimates of variable consideration. During the quarter ended June 30, 2025, we refined the methodology used to estimate constrained variable consideration as a result of a new enterprise resource planning system implementation. Our estimate continues to be based upon both customer-specific and aggregated factors but now also includes historical payment yields in addition to customer contractual terms and performance guarantees. The effects of this change in estimate did not have a material impact the Condensed Consolidated Statements of Loss and Comprehensive Loss during the three and six months ended June 30, 2025.
The timing of payments from customers may generate contract assets or contract liabilities; however, these amounts are immaterial in all periods presented.
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

Stock-Based Compensation
In 2025, the Company began granting a new type of award via the Claritev Corporation 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), in the form of cash settled Restricted Stock Units ("cRSUs"). The Company granted 565.6 thousand shares with a fair value at grant date of $8.2 million. The cRSUs vest in two tranches, one-half on each of the first and second anniversaries of the date of the grant.
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
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. The ASU will result in additional income tax disclosures within the Company’s financial statements but is not expected to impact the Company’s financial condition, results of operations or cash flows.
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

2.    Goodwill and Other Intangible Assets
As of each balance sheet date, other intangible assets consisted of the following:

		June 30, 2025			December 31, 2024
(in thousands)	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,510,946)	$1,686,534	$4,197,480	$(2,370,865)	$1,826,615
Provider network	15 years	896,800	(542,066)	354,734	896,800	(512,172)	384,628
Technology	6 years	21,850	(10,682)	11,168	21,850	(8,940)	12,910
Trade names	9 years	2,670	(1,295)	1,375	2,670	(1,170)	1,500
Non-compete	5 years	1,000	(430)	570	1,000	(330)	670
Total		$5,119,800	$(3,065,419)	$2,054,381	$5,119,800	$(2,893,477)	$2,226,323
Goodwill for the three and six months ended June 30, 2025 and 2024 was as follows:

($ in thousands)	2025	2024
Balance as of December 31 (Prior Year)
Goodwill	$4,486,923	$4,486,923
Accumulated impairment losses	$(2,083,783)	$(657,921)
	$2,403,140	$3,829,002
Goodwill acquired during period	$—	$—
Impairment Losses	$—	$(516,350)
Balance as of March 31	$2,403,140	$3,312,652
Goodwill acquired during period	$—	$—
Impairment Losses	$—	$(553,701)
Balance as of June 30
Goodwill	$4,486,923	$4,486,923
Accumulated impairment losses	$(2,083,783)	$(1,727,972)
	$2,403,140	$2,758,951
The goodwill arose from the acquisition of the Company in 2016 by Polaris Investment Holdings, L.P. ("Holdings"), the HSTechnology Solutions, Inc. ("HST") acquisition in 2020, the Discovery Health Partners ("DHP") acquisition in 2021 and the BST acquisition in 2023. The carrying value of goodwill was $2,403.1 million and $2,403.1 million as of June 30, 2025 and December 31, 2024, respectively. No impairment was recorded in the six month ended June 30, 2025.
During the three months ended March 31, 2024
During the three months ended March 31, 2024, we concluded that the significant declines in our stock price and market capitalization during the month of March 2024 represented a triggering event and therefore performed an impairment assessment of goodwill and indefinite-lived intangible assets as of March 31, 2024.
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
The quantitative assessment of our goodwill as of June 30, 2024 indicated that the estimated fair value of the reporting unit was less than its carrying value, and as a result a loss on impairment of $553.7 million was recorded during the three months ended June 30, 2024. This loss on impairment of goodwill was primarily due to the use of lower projected cash flows, lower EBITDA multiples and the use of a higher discount rate in response to the estimation uncertainty of our cash flow projections.
Of this impairment charge, $522.1 million is permanently nondeductible for income tax purposes resulting in an income tax expense of $109.6 million. The impairment charge is treated as a discrete item for the three months ended June 30, 2024, which impacted our effective tax rate versus our statutory tax rate.
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

The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented:

(in thousands)	2025	2024
Balance as of December 31, net of tax (Prior Year)	$(5,063)	$(11,778)
Unrealized (loss) gain recognized in other comprehensive income before reclassifications	$(1,330)	$6,963
Reclassifications to interest expense	$(294)	$1,579
Balance as of March 31, net of tax	$(6,687)	$(3,236)
Unrealized gain recognized in other comprehensive income before reclassifications	$1,009	$593
Reclassifications to interest expense	$(256)	$1,522
Balance as of June 30, net of tax	$(5,934)	$(1,121)
The Company recognized a loss related to the cash flow derivatives of $0.3 million and $0.6 million during the three and six months ended June 30, 2025, and a gain of $1.5 million and $3.1 million during the three and six months ended June 30, 2024, respectively. The gains and losses are recognized within interest expense in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
The following table represents the fair value of derivative assets and liabilities within the unaudited condensed consolidated balance sheets:

(in thousands)	Fair Value at June 30, 2025	Fair Value at December 31, 2024
Derivatives designated as cash flow hedging instruments:
Other accrued expenses	$5,400	$3,115
Other liabilities	$2,584	$3,599

4.    Long-Term Debt
As of June 30, 2025, and December 31, 2024, long-term debt consisted of the following:

	Key Terms					June 30, 2025	December 31, 2024
(in thousands)	Character	Priority	Maturity	Repayment	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028	Par	Variable	$—	$1,281,938
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	5,310	979,827
5.50% Notes	Notes	Senior Unsecured	9/1/2028	Par	5.50%	5,814	1,050,000
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK 7.00%	420	1,253,890
New First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(1)	324,236	—
New Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(2)	1,141,076	—
New Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	612,681	—
New Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.750%	763,075	—
New Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	758,419	—
New Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	976,979	—
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	Par	3.38% - 20.31%	64	82
Long-term debt						4,588,074	4,565,737
Less: current portion of long-term debt						(14,690)	(13,250)
Less: debt discounts, net						(20,243)	(21,485)
Less: debt issuance costs, net						(20,063)	(21,277)
Long-term debt, net						$4,533,078	$4,509,725
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

As of June 30, 2025, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows:

($ in thousands)
2025	$14,653
2026	14,685
2027	15,105
2028	25,777
2029	14,653
Thereafter	4,503,201
Total	$4,588,074

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
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $71.8 million, of which $63.9 million, $7.8 million, and $0.1 million have been expensed as incurred for twelve months ending December 31, 2024, three months ended March 31,2025, and three months ended June 30, 2025, respectively, and are included in Transaction Costs in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss. Debt issuance costs of $4.9 million associated with the 2025 revolving credit facility are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024. Certain transaction costs were paid in conjunction with the transaction closing and, as such, the revolver was drawn down in the amount of $130 million to fund the Refinancing Transaction. The 2025 revolving credit facility had $80 million and $0 outstanding at June 30, 2025 and December 31, 2024, respectively.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the pre-existing notes were ratably applied to the new notes issued, and will be amortized over the new term.
The Refinancing Transactions will increase the Company’s taxable income for the year. Additional income tax due, estimated between $55 million and $75 million, are paid in the ordinary course of business throughout the remainder of 2025.
The financial covenant under the 2025 revolving credit facility is such that, if as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ending March 31, 2025), the aggregate amount of loans under the 2025 revolving credit facility, letters of credit issued under the 2025 revolving credit facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 revolving credit facility at such time, the 2025 revolving credit facility will require MPH to maintain a consolidated first out, first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of June 30, 2025, we did not meet the financial covenant threshold and had $263.6 million of loan availability under the revolving credit facility.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
There are 476,717 Private Placement Warrants and 310,102 Unvested Founder Shares outstanding as of December 31, 2024 and June 30, 2025.
As of June 30, 2025 and December 31, 2024, the Private Placement Warrants and the Unvested Founder Shares had no value.
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
Cash and cash equivalents as of June 30, 2025 and December 31, 2024 did not include money market funds.

As of June 30, 2025 and December 31, 2024, the Company's carrying amount and fair value of long-term debt consisted of the following:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
Term Loan B, net of discount (includes current portion)	$—	$—	$1,274,472	$978,794
5.50% Notes	5,814	4,576	1,050,000	891,450
5.750% Notes	5,310	3,335	979,827	645,706
Senior Convertible PIK Notes, net of discount	420	285	1,239,871	830,714
New First-Out First Lien Term Loans, net of discount	323,485	319,247	—	—
New Second-Out First Lien Term Loans, net of discount	1,134,839	1,019,199	—	—
New Second-Out First Lien A Notes, net of discount	610,852	606,087	—	—
New Second-Out First Lien B Notes, net of discount	761,895	629,401	—	—
New Third-Out First Lien A Notes	758,419	564,264	—	—
New Third-Out First Lien B Notes, net of discount	966,733	648,098	—	—
Finance lease obligations	64	64	82	82
Total Long-term Debt	$4,567,831	$3,794,556	$4,544,252	$3,346,746
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
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for the three and six months ended June 30, 2025. There were impairment charges of $553.7 million for goodwill and $1,072.8 million for goodwill and long-lived intangible assets for the three and six months ended June 30, 2024.
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. At June 30, 2025, the carrying amount of these alternative investments, recorded under Other assets, net in the unaudited condensed consolidated balance sheets, was $15.0 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.

7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million outstanding as of June 30, 2025 and December 31, 2024. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million outstanding as of June 30, 2025 and $6.1 million as of December 31, 2024.
Claims and Litigation
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations, all which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we do not currently believe they will not have a material adverse effect on our financial condition or results of operations.
On July 11, 2024, we settled litigation filed in 2014 in which a dialysis company alleged that an entity we acquired in 2011 was liable for certain payments owed to the dialysis provider. As a result of this settlement, we received $9.8 million of recoveries from insurers in the three months ended September 30, 2024, and on October 7, 2024, we completed the settlement payment.
We have been named in numerous federal lawsuits, including putative class action lawsuits relating to litigation on the basis of alleged violation of antitrust laws, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois (the "Court") pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025, which were granted in part and denied in part on June 3, 2025. Discovery in the case is ongoing. We believe these lawsuits are without merit and intend to vigorously defend the Company.
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
In addition, all of the Company's revenues and long-lived assets are attributable to operations in the United States for all periods presented.

The following table presents summary results for our reporting segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	241,570	233,476	472,900	467,984
Cost of Services ("COS")
Personnel costs (excluding SBC)	46,084	47,731	93,963	95,794
Stock Based Compensation (including cRSUs)	2,518	2,298	4,295	4,054
Access and Bill Review Fees	6,713	4,670	12,221	9,571
Other COS Expense	5,508	6,670	10,780	12,027
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,823	61,369	121,259	121,446
General and Administrative ("G&A")
Personnel costs (excluding SBC)	18,307	13,874	35,075	28,813
Stock Based Compensation (including cRSUs)	6,580	5,019	11,521	8,957
Other G&A Expense	28,050	15,658	56,976	31,638
General and Administrative Expenses	52,937	34,551	103,572	69,408
Depreciation	25,261	21,811	49,807	42,800
Amortization of intangible assets	85,971	85,971	171,942	171,942
Loss on impairment of goodwill and intangible assets	—	553,701	—	1,072,751
Total expenses	224,992	757,403	446,580	1,478,347
Operating income (loss)	16,578	(523,927)	26,320	(1,010,363)
Interest expense	99,746	81,129	191,382	163,327
Interest income	(323)	(551)	(811)	(1,477)
Transaction costs - Refinancing Transaction	87	—	7,879	—
Gain on extinguishment of debt	—	—	670	(5,913)
Loss (Gain) on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(259)	—	(389)
Net loss before taxes	(82,932)	(604,246)	(172,800)	(1,165,911)
Benefit for income taxes	(20,292)	(27,519)	(38,841)	(49,495)
Net loss	(62,640)	(576,727)	(133,959)	(1,116,416)

9.    Basic and Diluted Loss Per Share
The following table sets for the weighted average number of shares outstanding and the computation of basic and diluted net loss per share, retroactively adjusted to reflect the Reverse Sock Split for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2025	2024	2025	2024
Numerator for earnings per share calculation
Net loss	$(62,640)	$(576,727)	$(133,959)	$(1,116,416)
Denominator for earnings per share calculation
Weighted average number of shares outstanding – basic	16,453,896	16,116,996	16,364,573	16,137,493
Weighted average number of shares outstanding – diluted	16,453,896	16,116,996	16,364,573	16,137,493
(Loss) Income per share – basic and diluted:
Net loss per share – basic	$(3.81)	$(35.78)	$(8.19)	$(69.18)
Net loss per share – diluted	$(3.81)	$(35.78)	$(8.19)	$(69.18)
For the three and six months ended June 30, 2025 and June 30, 2024, we have excluded from the calculation of diluted net loss per share the instruments whose effect would have been antidilutive, including (i) 476,717 warrants outstanding, (ii) 808 shares which may be issued upon conversion of the Senior Convertible PIK Notes, and (iii) 310,102 Unvested Founder Shares. Additionally, we have excluded from the calculation of diluted net loss per share stock-based compensation awards whose effect would have been anti-dilutive of 1,033,248 and 796,168 for three and six months ended June 30, 2025 . Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.
10.    Related Party Transactions
The accompanying unaudited condensed consolidated statements of loss and comprehensive loss include related party expenses of $40 thousand and $59 thousand for the three and six months ended June 30, 2025 and $23 thousand and $59 thousand for the three and six months ended June 30, 2024. These expenses are associated with a software license from Abacus Insights, Inc., as well as customer service software and captive management services from companies controlled by Hellman & Friedman LLC.
The accompanying unaudited condensed consolidated balance sheets include prepaid expenses of $22 thousand and $37 thousand from related parties as of June 30, 2025 and December 31, 2024, respectively.
11.    Subsequent Events
On July 4, 2025, H.R.1, One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The bill contains corporate tax provisions that apply to the Company and have favorable impact to US based technology companies. In accordance with ASC 740 provisions in the OBBBA will be applicable starting in the third quarter of 2025. The Company is currently evaluating the provisions of the legislation and its potential impacts on its consolidated financial statements and related disclosures.

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
Company Overview

Claritev is a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.

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
During the three months ended June 30, 2025, the Company advanced its long-term growth strategy by initiating its first international market expansion into the Middle East and North Africa ("MENA") region through a strategic partnership with Claims Care Revenue Cycle Management LLC ("Claims Care"), a division of Burjeel Holdings. Through this partnership, we will collaborate on a comprehensive product roadmap to deliver state-of-the-art revenue cycle management solutions, tailored to the needs of the MENA market. The relationship will involve the transition of certain of Claritev’s offshore business processes to Claims Care, in an effort to foster deeper operational synergies and market alignment.
We believe our solutions provide a strong value proposition to payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers. For the six months ended June 30, 2025 and June 30, 2024 and for the year ended December 31, 2024, our comprehensive services identified approximately $12.5 billion, $11.9 billion, and $24.7 billion in potential medical cost savings, respectively.
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
The following table presents the medical charges processed and the potential savings identified across our products and revenue streams, including PEPM and percentage of savings ("PSAV"), for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024
Commercial Health Plans
Medical charges processed	$21,142	$19,841	6.6%	$42,019	$38,146	10.2%
Potential medical cost savings	$5,848	$5,828	0.3%	$11,683	$11,228	4.1%
Potential savings as a % of charges	27.7%	29.4%		27.8%	29.4%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$22,707	$25,420	(10.7)%	$44,710	$48,635	(8.1)%
Potential medical cost savings	$441	$345	27.8%	$834	$681	22.4%
Potential savings as a % of charges	1.9%	1.4%		1.9%	1.4%
Total
Medical charges processed	$43,849	$45,261	(3.1)%	$86,729	$86,781	(0.1)%
Potential medical cost savings	$6,289	$6,173	1.9%	$12,517	$11,909	5.1%
Potential savings as a % of charges	14.3%	13.6%		14.4%	13.7%
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net loss adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, Loss on disposal of assets, including right-of-use assets, integration expenses, gain (loss) on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, transformation costs, (gain) loss on debt extinguishment, (gain) loss on investments, loss on impairment of goodwill and intangible assets, and stock-based compensation. See our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net loss	$(62,640)	$(576,727)	$(133,959)	$(1,116,416)
Adjustments:
Interest expense	99,746	81,129	191,382	163,327
Interest income	(323)	(551)	(811)	(1,477)
Benefit for income taxes	(20,292)	(27,519)	(38,841)	(49,495)
Depreciation	25,261	21,811	49,807	42,800
Amortization of intangible assets	85,971	85,971	171,942	171,942
Non-income taxes	563	580	1,116	1,108
EBITDA	$128,286	$(415,306)	$240,636	$(788,211)
Adjustments:
Other expenses, net (1)	6,690	426	9,454	1,067
Loss on disposal of assets, including right-of-use assets	1,809	—	5,476	—
Integration expenses	133	791	513	1,144
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(259)	—	(389)
Transformation costs (2)	7,925	—	15,653	—
Transaction costs - Refinancing Transaction	87	—	7,879	—
Loss (Gain) on extinguishment of debt	—	—	670	(5,913)
Loss on impairment of goodwill and intangible assets	—	553,701	—	1,072,751
Stock-based compensation, including cRSUs	9,098	7,317	15,816	13,011
Adjusted EBITDA	$154,028	$146,670	$296,097	$293,460
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, tax penalties, non-integration related severance costs, legal expenses associated with antitrust matters, start-up costs related to international expansion, and implementation costs for cloud computing arrangements.
(2)"Transformation costs" represents costs directly associated with our multi-year transformation program which include personnel costs as well as non-recurring and duplicative costs.
____________________
Material differences between Claritev Corporation and MPH for the three and six months ended June 30, 2025 and June 30, 2024 include differences in interest expense, income taxes, gain on extinguishment of debt, and stock-based compensation.
For the three and six months ended June 30, 2025, interest expense for Claritev Corporation was higher than MPH by $19.5 million and $38.4 million, respectively, due to interest expense incurred by Claritev Corporation on the Senior Convertible PIK Notes and the New Third-Out First Lien B Notes. For the three and six months ended June 30, 2024, interest expense for Claritev Corporation was higher than MPH by $19.3 million and $39.6 million, respectively, due to interest expense incurred by Claritev Corporation on the Senior Convertible PIK Notes
The change in fair value of Private Placement Warrants and Unvested Founder Shares, gain on extinguishment of debt, and stock-based compensation (excluding the employee stock purchase plan) are recorded in the parent company Claritev Corporation and not in the MPH operating company and therefore represent differences between Claritev Corporation and MPH.
In the three and six months ended June 30, 2025, EBITDA expenses for Claritev Corporation were lower than MPH by $1 million and $1.9 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of Claritev Corporation. In the three and six months ended June 30, 2024, EBITDA expenses for Claritev Corporation were lower than MPH by $0.7 million and $1.3 million, respectively, primarily due to insurance premiums paid to our captive insurance company, net of related captive insurance company costs, which are eliminated in the consolidated financial reporting of Claritev Corporation.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(62,640)	$(576,727)	$(133,959)	$(1,116,416)
Adjustments:
Amortization of intangible assets	85,971	85,971	171,942	171,942
Other expenses, net (1)	6,690	426	9,454	1,067
Integration expenses	133	791	513	1,144
Loss on disposal of assets, including right-of-use assets	1,809	—	5,476	—
Transaction costs - Refinancing Transaction	87	—	7,879	—
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(259)	—	(389)
Transformation costs (2)	7,925	—	15,653	—
Loss (Gain) on extinguishment of debt	—	—	670	(5,913)
Stock-based compensation, including cRSUs	9,098	7,317	15,816	13,011
Loss on impairment of goodwill and intangible assets	—	553,701	—	1,072,751
Estimated tax effect of adjustments	(25,365)	(30,985)	(49,986)	(58,201)
Adjusted net income	$23,708	$40,235	$43,458	$78,996

Weighted average shares outstanding – basic and diluted(3)	16,453,896	16,116,996	16,364,573	16,137,493

Net loss per share – basic and diluted	$(3.81)	$(35.78)	$(8.19)	$(69.18)
Adjusted EPS	$1.44	$2.50	$2.66	$4.90
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, tax penalties, non-integration related severance costs, legal expenses associated with antitrust matters, start-up costs related to international expansion, and implementation costs for cloud computing arrangements.
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
Refinancing Transaction
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $71.8 million, of which $7.9 million have been expensed as incurred for six months ended June 30, 2025, and are included in Transaction costs - Refinancing Transaction in the accompanying unaudited condensed consolidated statements of loss and comprehensive loss.
Debt Repurchase and Cancellation
During the six months ended June 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.

Remittance delays
During the quarter ended June 30, 2025, delays in the timing of receipt and remittance of certain fees collected from our customers and remitted to third party service providers contributed to an increase in Trade accounts receivable, net and Other accrued expenses recorded on the Condensed Consolidated Balance Sheet. These delays did not materially impact the Results of Operations for the three and six months ended June 30, 2025.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
The following table provides the results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues
Network-Based Services	$54,125	$45,723	$8,402	18.4%	$101,015	$91,878	$9,137	9.9%
Analytics-Based Services	156,966	159,896	(2,930)	(1.8)%	310,396	319,988	(9,592)	(3.0)%
Payment and Revenue Integrity Services	30,479	27,857	2,622	9.4%	61,489	56,118	5,371	9.6%
Total Revenues	$241,570	$233,476	$8,094	3.5%	$472,900	$467,984	$4,916	1.1%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	60,823	61,369	(546)	(0.9)%	121,259	121,446	(187)	(0.2)%
General and administrative expenses	52,937	34,551	18,386	53.2%	103,572	69,408	34,164	49.2%
Depreciation expense	25,261	21,811	3,450	15.8%	49,807	42,800	7,007	16.4%
Amortization of intangible assets	85,971	85,971	—	0.0%	171,942	171,942	—	0.0%
Loss on impairment of goodwill and intangible assets	—	553,701	(553,701)	(100.0)%	—	1,072,751	(1,072,751)	(100.0)%
Operating income (loss)	16,578	(523,927)	540,505	103.2%	26,320	(1,010,363)	1,036,683	102.6%
Interest expense	99,746	81,129	18,617	22.9%	191,382	163,327	28,055	17.2%
Interest income	(323)	(551)	228	41.4%	(811)	(1,477)	666	45.1%
Loss (gain) on extinguishment of debt	—	—	—	NM	670	(5,913)	6,583	111.3%
Transaction costs - Refinancing Transaction	87	—	87	NM	7,879	—	7,879	100.0%
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(259)	259	(100.0)%	—	(389)	389	(100.0)%
Net loss before taxes	(82,932)	(604,246)	521,314	86.3%	(172,800)	(1,165,911)	993,111	85.2%
Benefit for income taxes	(20,292)	(27,519)	7,227	26.3%	(38,841)	(49,495)	10,654	21.5%
Net loss	$(62,640)	$(576,727)	$514,087	89.1%	$(133,959)	$(1,116,416)	$982,457	88.0%
_____________________
NM = Not meaningful

Revenues
Revenues increased by $8.1 million, or 3.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase in revenues was due to the increase in Network-Based Services of $8.4 million.
Revenues increased by $4.9 million, or 1.1%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase in revenues was due to the increase in Network-Based Services of $9.1 million and Payment and Revenue Integrity Services Revenues of $5.4 million during this time period partially offset by the decrease in Analytics-Based Services revenues of $9.6 million.
Network-Based Services revenues increased by $8.4 million, or 18.4%, in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to an increase in the Property and Casualty service line.
Network-Based Services revenues increased by $9.1 million, or 9.9%, in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to an increase in the Property and Casualty service line.
Analytics-Based Services revenues decreased by $2.9 million, or 1.8%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This decrease in revenue was primarily due to a decrease in PSAV of $7.5 million, primarily related to customer and program attrition partially offset by increases in PEPM of $2.1 million primarily related to value driven health plans and an increase of $2.5 million in other revenues
Analytics-Based Services revenues decreased by $9.6 million, or 3.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease in revenue was primarily due to a decrease in PSAV of $16.4 million, primarily related to customer and program attrition partially offset by increases in PEPM of $3.4 million primarily related to value driven health plans and an increase of $3.4 million in other revenues.
Payment and Revenue Integrity Services revenues increased by $2.6 million, or 9.4%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to increases in our Clinical Review and Payment Accuracy product lines of $3.5 million partially offset by decreases in our Revenue Integrity product line of $1.5 million. The increase in Payment and Revenue Integrity Services was primarily within our PSAV revenues.
Payment and Revenue Integrity Services revenues increased by $5.4 million, or 9.6%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily due to increases in our Clinical Review and Payment Accuracy product lines of $7.9 million partially offset by decreases in our Revenue Integrity product line of $2.3 million. The increase in Payment and Revenue Integrity Services was primarily within our PSAV revenues.
Costs of Services (exclusive of depreciation and amortization of intangible assets)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Personnel expenses excluding stock-based compensation	$46,084	$47,731	$(1,647)	(3.5)%	$93,963	$95,794	$(1,831)	(1.9)%
Stock-based compensation (including cRSUs)	2,518	2,298	220	9.6%	4,295	4,054	241	5.9%
Personnel expenses including stock-based compensation	48,602	50,029	(1,427)	(2.9)%	98,258	99,848	(1,590)	(1.6)%
Access and bill review fees	6,713	4,670	2,043	43.7%	12,221	9,571	2,650	27.7%
Other cost of services expenses	5,508	6,670	(1,162)	(17.4)%	10,780	12,027	(1,247)	(10.4)%
Total costs of services	$60,823	$61,369	$(546)	(0.9)%	$121,259	$121,446	$(187)	(0.2)%
Costs of services were stable for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$		%
Personnel expenses excluding stock-based compensation	$18,307	$13,874	$4,433	32.0%	$35,075	$28,813	$6,262		21.7%
Stock-based compensation (including cRSUs)	6,580	5,019	1,561	31.1%	11,521	8,957	2,564		28.6%
Other general and administrative expenses	28,050	15,658	12,392	79.1%	56,976	31,638	25,338		80.1%
Total general and administrative expenses	$52,937	$34,551	$18,386	53.2%	$103,572	$69,408	$34,164	34164	49.2%

The increase in general and administrative expenses of $18.4 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 was primarily due to $7.9 million of transformation costs, $1.8 million of losses on disposal of assets, increase in personnel expenses of $4.4 million and increased stock compensation of $1.6 million.
The increase in general and administrative expenses of $34.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 was primarily due to $15.7 million of transformation costs, $5.5 million of losses on disposal of assets, increase in personnel expenses of $6.3 million and increased stock compensation of $2.6 million.
Depreciation Expense
The increases in depreciation expenses of $3.5 million, or 15.8%, and $7.0 million, or 16.4% for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, were due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written off or became fully depreciated in the period.
Loss on Impairment of Goodwill and Intangible Assets
For the three and six months ended June 30, 2024, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a loss on impairment of goodwill and indefinite-lived intangibles of $553.7 million and $1,072.8 million, respectively. For the three and six months ended June 30, 2025, no such loss was recorded.
Interest Expense
The increase in interest expense of $18.6 million and $28.1 million for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due the PIK interest recognized on the New Notes of $26.0 million.
Our annualized weighted average cash interest rate increased by 0.13% across our total debt in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. As of June 30, 2025 and June 30, 2024, our total debt had an annualized weighted average cash interest rate of 6.95% and 6.82%, respectively. As of December 31, 2024, our total debt had a weighted average cash interest rate of 6.68%.
Interest Income
The decreases in interest income of $0.2 million and $0.7 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 were primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.
Loss (gain) on extinguishment of debt
During the six months ended June 30, 2025, in connection with the Refinancing Transactions, the Company recognized a loss on extinguishment of debt of $0.7 million for unamortized deferred costs relating to the Existing Revolving Credit Commitments.
During the six months ended June 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.

Benefit for income taxes
Net loss before income taxes for the three months ended June 30, 2025 of $82.9 million generated a benefit for income taxes of $20.3 million. Net loss before income taxes for the three months ended June 30, 2024 of $604.2 million generated a benefit for income taxes of $27.5 million.
Net loss before income taxes for the six months ended June 30, 2025 of $172.8 million generated a benefit for income taxes of $38.8 million. Net loss before income taxes for the six months ended June 30, 2024 of 1,165.9 million generated a benefit for income taxes of $49.5 million.
The effective tax rate for the six months ended June 30, 2025 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, and state taxes. The effective tax rate for the six months ended June 30, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, and state taxes.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $67.3 million, which includes restricted cash of $10.9 million. As of June 30, 2025, we had $263.6 million of loan availability under the revolving credit facility. As of June 30, 2025, we had five letters of credit totaling $6.4 million of utilization against the revolving credit facility. Four letters of credit are used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $2.0 million as of June 30, 2025 and $6.1 million as of December 31, 2024.
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
Cash Flow Summary
The following table is derived from our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash flows provided by (used in):
Operating activities	$31,181	$68,187
Investing activities	$(63,489)	$(55,989)
Financing activities	$69,924	$(34,523)

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $37.0 million, primarily due to lower earnings once adjusted for non-cash items, and unfavorable changes in working capital. Changes in our working capital requirements reflect primarily the payment of the transaction costs related to the Refinancing Transaction.
Cash Flows from Investing Activities
Net cash used in investing activities increased $7.5 million, or 13.4%, as compared to the prior-year period, primarily due to investments in technologies to support our transformation initiatives.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $104.4 million as compared to the prior-year period, primarily due the net borrowing of $80.0 million on our 2025 revolving credit facility to fund the transaction costs related to the Refinancing Transaction versus the repurchase of PIK Notes of $14.9 million and treasury stock of $10.4 million in the prior period.
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
The New First Lien Term Loans mature on December 31, 2030 and the 2025 revolving credit facility matures on December 31, 2029.
We are obligated to pay a commitment fee on the average daily unused amount of our 2025 revolving credit facility. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first out, first lien debt to consolidated EBITDA ratio, as defined in the New First Lien Credit Agreement.
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
As used herein, references to "Released Guarantors" are to (i) Benefits Science LLC, (ii) BST Acquisition Corp., (iii) American Lifecare Holdings, Inc., (iv) American Lifecare, Inc., (v) Statewide Independent PPO Inc., (vi) Private Healthcare Systems, Inc., (vii) HSTechnology Solutions, Inc., (viii) HST Acquisition Corp., (ix) Launchpoint Ventures, LLC, (x) DHP Acquisition Corp. and (xi) Data & Decision Science LLC.
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
Note Repurchases
In the six months ended June 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
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
New Notes
On January 30, 2025, MPH issued $600.2 million in aggregate principal amount of New Second-Out First Lien A Notes with a maturation date of December 31, 2030. The New Second-Out First Lien A Notes will bear interest at a rate per annum equal to 6.50% paid in cash plus 5.00% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of New Second-Out First Lien A Notes will have the right to cause MPH, to repurchase some or all of the New Second-Out First Lien A Notes at 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Second-Out First Lien A Notes are guaranteed and secured as described below under "—Guarantees and Security."

On January 30, 2025, MPH issued $763.1 million in aggregate principal amount of New Second-Out First Lien B Notes with a maturation date of December 31, 2030. The New Second-Out First Lien B Notes will bear interest at a rate per annum equal to 5.75% in cash, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of New Second-Out First Lien B Notes will have the right to cause MPH, to repurchase some or all of the New Second-Out First Lien B Notes at 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Second-Out First Lien B Notes are guaranteed and secured as described below under "—Guarantees and Security."

On January 30, 2025, MPH issued $752.5 million in aggregate principal amount of New Third-Out First Lien A Notes with a maturation date of March 31, 2031. The New Third-Out First Lien A Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, MPH will repay the outstanding principal amount of the New Third-Out First Lien A Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien A Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien A Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien A Notes are guaranteed and secured as described below under "—Guarantees and Security."

On January 30, 2025, the Company issued $969.4 million in aggregate principal amount of New Third-Out First Lien B Notes with a maturation date of March 31, 2031. The New Third-Out First Lien B Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, the Company will repay the outstanding principal amount of the New Third-Out First Lien B Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien B Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien B Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien B Notes are guaranteed and secured as described below under "—Guarantees and Security."

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
As of June 30, 2025 and December 31, 2024 we were in compliance with all of the debt covenants.
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
For a detailed description of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in our 2024 Annual Report. For a detailed discussion of our significant accounting policies, see Note 2 of Notes to the Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Annual Report.
Customer Concentration
Two clients individually accounted for 28% and 16% of revenues for the year ended December 31, 2024. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. For further discussion on our customer concentration, please refer to Item 1A. "Risk Factors" in our 2024 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to our 2024 Annual Report and in particular Item 7A."Quantitative and Qualitative Disclosure about Market Risk" therein. As of June 30, 2025, there were no material changes in the market risks described in our 2024 Annual Report.

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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of June 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, we completed the implementation of a new enterprise resource planning (ERP) system. As part of the implementation, we have designed new internal controls and modified and/or enhanced existing internal controls in order to align with the new system and business processes. We are performing our post-implementation activities. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Other than the change to our ERP there were no other changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters as well as regulatory investigations, all of which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we believe they will not have a material adverse effect on our financial condition or results of operations. Refer to "Claims and Litigation" in Note 7, Commitments and Contingencies, in our accompanying Notes to the Consolidated Financial Statements of this Quarterly Report for additional information pertaining to legal proceedings.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in Item 1A. “Risk Factors” in the Company's 2024 Annual Report on Form 10-K.
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
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions, and healthcare cost management providers, such as Claritev, are sometimes made party to such suits or involved in related litigation. Further, Claritev may be, and has been in the past, made party to such lawsuits or litigation may be brought independently against Claritev under various legal bases, including, breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of the Employee Retirement Income Security Act of 1974, as amended, or the Racketeering Influenced and Corrupt Organizations Act, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation. Refer to "Claims and Litigation" in Note 7, Commitments and Contingencies, in our accompanying Notes to the Consolidated Financial Statements of this Quarterly Report for additional information pertaining to these and other current legal proceedings.
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
Risks Related to Global Economic, Political and Regulatory Conditions
We face risks associated with the international expansion of our business.
We have begun to expand our operations internationally as we identify additional markets for our services, which may include providing our services and solutions in additional languages and increasing our staffing and real estate footprint globally. Our planned international business operations are subject to a variety of risks, including:

•difficulties with managing foreign and geographically dispersed operations;
•difficulties operating in markets and countries in which we have no or limited prior operating experience;
•the diversion of our management’s attention and resources to the challenges of expanding our operations internationally;
•having to comply with various U.S. and international laws, including the Foreign Corrupt Practices Act and anti-money laundering laws;
•changes in uncertainties relating to foreign rules and regulations;
•limitations on our ability to enter into cost-effective arrangements with business partners, or at all;
•imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;
•difficulties in recruiting and retaining personnel, and managing international operations;
•imposition of differing labor laws and standards;
•economic, political or social instability in foreign countries and regions;
•an inability, or reduced ability, to protect our intellectual property;
•availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•fluctuations in foreign currency exchange rates;
•imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures; and
•difficulties working within the confines of less developed infrastructure.
We cannot assure you that our current expansion plans will be realized, or if realized, be successful. We expect each country to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed.
Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.
As we expand our international footprint, we become increasingly susceptible to global events and conditions beyond our control which could negatively impact our operations or operations of our business partners, and therefore our results of operations, including changes in diplomatic and trade relationships, trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment; inflation; military conflict; political or labor unrest; terrorism; public health crises, disease epidemics or pandemics; natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; and the imposition of new laws, regulations and rules, including those relating to sustainability and climate change, data privacy, labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns.
These risks could hamper our ability to successfully market and provide our product offerings and solutions in international markets and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, profitability, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.
We face risks associated with international activities, including those related to compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption legislation.

Political and economic conditions abroad may result in a reduction of or inhibition of our growth in foreign countries. Our efforts to comply with the Foreign Corrupt Practices Act, or other applicable anti-corruption laws and regulations, may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the United States and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.
Item 5. Other Information
(a)    During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 3 to Claritev Corporation 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	May 1, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Claritev Corporation's Quarterly Report on Form 10-Q for the six months ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) the Unaudited Condensed Statements of Changes in Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: August 7, 2025

Claritev Corporation

By:	/s/ Douglas M. Garis
Douglas M. Garis
Executive Vice President and Chief Financial Officer