Form 10-Q
period 2025-09-30
Claritev Corp
filed 2025-11-07
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of November 3, 2025, 16,525,644 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
CLARITEV CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39,152	$16,848
Restricted cash	11,493	12,824
Trade accounts receivable, net	126,992	89,758
Prepaid expenses	21,768	20,493
Prepaid taxes	33,019	6,747
Unbilled Independent Dispute Resolution fees, net	15,362	21,850
Other current assets, net	9,672	6,995
Total current assets	257,458	175,515
Property and equipment, net	316,964	292,649
Operating lease right-of-use assets	13,326	16,097
Goodwill	2,403,140	2,403,140
Other intangibles, net	1,968,411	2,226,323
Other assets, net	31,002	37,103
Total assets	$4,990,301	$5,150,827
Liabilities and Shareholders’ (Deficit)/Equity
Current liabilities:
Accounts payable	$38,926	$86,327
Accrued interest	54,255	55,532
Operating lease obligation, short-term	4,826	4,385
Current portion of long-term debt	14,690	13,250
Accrued compensation	53,199	33,690
Other accrued expenses	47,421	20,606
Total current liabilities	213,317	213,790
Long-term debt	4,546,671	4,509,725
2025 Revolving Credit Facility	70,000	—
Operating lease obligation, long-term	16,239	13,857
Deferred income taxes	245,909	325,834
Other liabilities	—	3,599
Total liabilities	5,092,136	5,066,805
Commitments and contingencies (Note 7)
Shareholders’ (deficit)/equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,252,355 and 16,930,827 issued; 16,509,496 and 16,187,968 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	2,390,886	2,372,954
Accumulated other comprehensive loss	(5,140)	(5,063)
Accumulated deficit	(2,348,850)	(2,145,138)
Treasury stock - 742,859 shares as of September 30, 2025 and December 31, 2024	(138,733)	(138,733)
Total shareholders’ (deficit)/equity	(101,835)	84,022
Total liabilities and shareholders’ (deficit)/equity	$4,990,301	$5,150,827
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$245,959	$230,495	$718,859	$698,479
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	62,060	60,825	183,319	182,271
General and administrative expenses	61,893	37,725	165,465	107,133
Depreciation	25,968	22,572	75,775	65,372
Amortization of intangible assets	85,971	85,971	257,913	257,913
Loss on impairment of goodwill and intangible assets	—	361,612	—	1,434,363
Total expenses	235,892	568,705	682,472	2,047,052
Operating income (loss)	10,067	(338,210)	36,387	(1,348,573)
Interest expense	101,232	81,792	292,614	245,119
Interest income	(471)	(1,245)	(1,282)	(2,722)
Transaction costs - Refinancing Transaction	—	—	7,879	—
Loss (gain) on extinguishment of debt	—	—	670	(5,913)
Loss on sale of equity investments	2,667	—	2,667	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(87)	—	(476)
Net loss before taxes	(93,361)	(418,670)	(266,161)	(1,584,581)
Benefit for income taxes	(23,608)	(27,220)	(62,449)	(76,715)
Net loss	$(69,753)	$(391,450)	$(203,712)	$(1,507,866)

Weighted average shares outstanding – Basic and Diluted(1)	16,480,703	16,143,520	16,403,821	16,139,523

Net loss per share – Basic and Diluted(1)	$(4.23)	$(24.25)	$(12.42)	$(93.43)

Net loss	(69,753)	(391,450)	(203,712)	(1,507,866)
Other comprehensive income:
Change in unrealized gains (losses) on interest rate swaps, net of tax	794	(11,341)	(77)	(684)
Comprehensive loss	$(68,959)	$(402,791)	$(203,789)	$(1,508,550)
(1) Shares and net loss per share have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024 (the "Reverse Stock Split"). See Note 1, General Information and Basis of Accounting.
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Shareholders' (Deficit)/Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2025
	Common Stock Issued(1)			Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock(1)		Total Shareholders’ (Deficit)/Equity
	Shares		Amount				Shares	Amount
Balance as of June 30, 2025	17,214,985	—	$2	$2,383,854	$(5,934)	$(2,279,097)	(742,859)	$(138,733)	$(39,908)
Stock-based compensation	25,151		—	6,991	—	—	—	—	6,991
Tax withholding related to vesting of equity awards	—		—	(607)	—	—	—	—	(607)
Gain arising during the period on Interest rate swaps	—		—	—	869	—	—	—	869
Reclassification adjustments for losses included in net loss (interest expense)	—		—	—	(75)	—	—	—	(75)
Issuance of common stock in connection with employee stock purchase plan	12,219		—	648	—	—	—	—	648
Net loss	—		—	—	—	(69,753)	—	—	(69,753)
Balance as of September 30, 2025	17,252,355		$2	$2,390,886	$(5,140)	$(2,348,850)	(742,859)	$(138,733)	$(101,835)

	Three Months Ended September 30, 2024
	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock(1)		Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of June 30, 2024	16,885,954	$2	$2,358,939	$(1,121)	$(1,615,723)	(742,859)	$(138,733)	$603,364
Stock-based compensation	1,742	—	6,788	—	—	—	—	6,788
Loss arising during the period on Interest rate swaps	—	—	—	(12,686)	—	—	—	(12,686)
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	1,345	—	—	—	1,345
Issuance of common stock in connection with employee stock purchase plan	26,360		201	—	—	—	—	201
Net loss	—	—	—	—	(391,450)	—	—	(391,450)
Balance as of September 30, 2024	16,914,056	$2	$2,365,928	$(12,462)	$(2,007,173)	(742,859)	$(138,733)	$207,562

(1) Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

CLARITEV CORPORATION
Condensed Consolidated Statements of Shareholders' (Deficit)/Equity (Unaudited)
(in thousands, except share data)

	Nine Months Ended September 30, 2025
	Common Stock Issued(1)			Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock(1)		Total Shareholders’ (Deficit)/Equity
	Shares		Amount				Shares	Amount
Balance as of December 31, 2024	16,930,827	$—	$2	$2,372,954	$(5,063)	$(2,145,138)	(742,859)	$(138,733)	$84,022
Stock-based compensation	284,799		—	20,026	—		—	—	20,026
Tax withholding related to vesting of equity awards	—		—	(3,491)	—	—	—	—	(3,491)
Gain arising during the period on Interest rate swaps	—		—	—	548	—	—	—	548
Reclassification adjustments for losses included in net loss (interest expense)	—		—	—	(625)	—	—	—	(625)
Issuance of common stock in connection with employee stock purchase plan	36,729		—	1,397	—	—	—	—	1,397
Net loss	—		—	—	—	(203,712)	—	—	(203,712)
Balance as of September 30, 2025	17,252,355		$2	$2,390,886	$(5,140)	$(2,348,850)	(742,859)	$(138,733)	$(101,835)

	Nine Months Ended September 30, 2024
	Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock(1)		Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	16,695,207	$2	$2,348,570	$(11,778)	$(499,307)	(487,223)	$(128,363)	$1,709,124
Stock-based compensation	155,564	—	19,673	—	—	—	—	19,673
Tax withholding related to vesting of equity awards	—	—	(3,355)	—	—	—	—	(3,355)
Loss arising during the period on Interest rate swaps	—	—	—	(5,130)	—	—	—	(5,130)
Reclassification adjustments for gains included in net loss (interest expense)				4,446	—			4,446
Repurchase of common stock	—	—	—	—	—	(255,636)	(10,370)	(10,370)
Issuance of common stock in connection with employee stock purchase plan	63,285		1,040	—	—	—	—	1,040
Net loss	—	—	—	—	(1,507,866)	—	—	(1,507,866)
Balance as of September 30, 2024	16,914,056	$2	$2,365,928	$(12,462)	$(2,007,173)	(742,859)	$(138,733)	$207,562

(1) Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1 General Information and Basis of Accounting.

The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(203,712)	$(1,507,866)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,775	65,372
Amortization of intangible assets	257,913	257,913
Amortization of the right-of-use asset	2,488	3,377
Loss on impairment of goodwill and intangible assets	—	1,434,363
Stock-based compensation	20,026	19,829
Deferred income taxes	(79,900)	(142,999)
Amortization of debt discounts and issuance costs	3,957	8,788
Non-cash interest expense	41,779	—
Loss (gain) on extinguishment of debt	670	(5,913)
Loss on sale of equity investment	2,667	—
Loss on disposal of property and equipment	676	155
Loss on disposal of leases	6,702	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(476)
Changes in assets and liabilities:
Trade accounts receivable, net	(37,234)	(5,574)
Prepaid taxes	(26,272)	(9,466)
Prepaid expenses, other current and non-current assets	(706)	1,364
Accounts payable	(47,401)	2,957
Other accrued expenses, accrued interest and accrued liabilities	37,196	24,089
Operating leases, net	(3,586)	(4,884)
Net cash provided by operating activities	51,038	141,029
Investing activities:
Purchases of property and equipment	(99,692)	(87,689)
Proceeds from sale of equity investment	13,333	—
Net cash used in investing activities	(86,359)	(87,689)
Financing activities:
Repayments of Term Loan	(7,345)	(9,938)
Repurchase of Senior Convertible PIK Notes	—	(14,886)
Taxes paid on settlement of vested share awards	(3,491)	(3,355)
Borrowings on 2025 Revolving Credit Facility	225,000	—
Repayment of 2025 Revolving Credit Facility	(155,000)	—
Purchase of treasury stock	—	(10,370)
Payment of debt issuance costs	(4,267)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,397	883
Net cash provided by (used in) financing activities	56,294	(37,666)
Net increase in cash, cash equivalents and restricted cash	20,973	15,674
Cash, cash equivalents and restricted cash at beginning of period	29,672	81,494
Cash, cash equivalents and restricted cash at end of period	$50,645	$97,168

Cash and cash equivalents	$39,152	$86,598
Restricted cash	11,493	10,570
Cash, cash equivalents and restricted cash at end of period	$50,645	$97,168

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$13,615	$11,928
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,738	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(247,057)	$(218,590)
Income taxes, net of refunds	$(44,913)	$(57,860)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.General Information and Basis of Accounting
General Information
Claritev Corporation (collectively, the "Company", "we", "us", or "our") is a leading provider of data-driven cost management solutions that deliver transparency and promote fairness, quality and affordability to the healthcare industry. Through our proprietary data and technology platform, we provide out-of-network cost management, payment and revenue integrity, data and decision science, business-to-business healthcare payments and other services to the payors of healthcare, which are primarily health insurers and their administrative-services-only platforms, self-insured employers, federal and state government-sponsored health plans and other health plan sponsors (typically through their health plan administrators), and, indirectly, the plan members who are the consumers of healthcare services.
On February 17, 2025, the Company changed its name from "MultiPlan Corporation" to "Claritev Corporation". The Company's Class A common stock ceased trading under the ticker symbol “MPLN” and began trading under its new ticker symbol, “CTEV”, on the New York Stock Exchange, effective on February 28, 2025.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP", "U.S. GAAP", or "generally accepted accounting principles"), and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, Regulation S-X. The condensed consolidated financial statements present the financial position, results of operations, shareholders' equity (deficit), and cash flows of the Company in accordance with consolidation accounting guidance, are unaudited. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on annual reporting basis. In management's opinion, the condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the balance sheets, statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The condensed consolidated financial statements and notes herein should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.
Certain balances from the prior period have been reclassified to conform to the current period presentation in the condensed consolidated financial statements.
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
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which included changes to certain tax laws. In accordance with ASC 740, the impact of the tax law, namely the immediate expensing of capitalized software development costs, reduced deferred tax assets by approximately $49.4 million as of September 30, 2025. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new tax law did not materially impact income tax expense or our effective tax rate during the three or nine months ended September 30, 2025. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.
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
Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Network-Based Services	$52,910	$46,153	$153,925	$138,031
PSAV	27,480	32,883	84,322	95,752
PEPM	12,028	12,038	36,771	37,447
Other	13,402	1,232	32,832	4,832
Analytics-Based Services	164,401	157,704	474,797	477,693
PSAV	149,683	146,772	429,670	444,145
PEPM	9,287	9,031	31,256	27,610
Other	5,431	1,901	13,871	5,938
Payment and Revenue Integrity Services	28,648	26,638	90,137	82,755
PSAV	28,526	26,518	89,767	82,419
PEPM	122	120	370	336
Total Revenues	$245,959	$230,495	$718,859	$698,479
Percent of PSAV revenues	83.6%	89.4%	84.0%	89.1%
Percent of PEPM revenues	8.7%	9.2%	9.5%	9.4%
Percent of other revenues	7.7%	1.4%	6.5%	1.5%
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payors not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a customer and the amounts self-reported in the following month by that same customer. Significant judgment is required to estimate constrained variable consideration. We estimate constrained variable consideration based upon customer-specific and aggregated factors as well as historical payment yields in addition to customer contractual terms and performance guarantees.
The timing of payments from customers may generate contract assets or contract liabilities; however, these amounts are immaterial in the periods presented.
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
The fair value assigned to cRSUs is determined using the market price of the Company’s stock on the reporting date minus a call option valued using the Black-Scholes model. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award or one-year period if the expected term of the award is less than a year. The risk-free interest rate is based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.
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
New Accounting Pronouncements Issued but Not Yet Adopted
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09. This standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. The ASU will result in additional income tax disclosures within the Company’s financial statements but is not expected to impact the Company’s financial condition, results of operations or cash flows.
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard.
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which reduces the cost and complexity of applying Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU introduced a practical expedient, which simplifies the estimation approach used to determine expected credit losses. The standard is effective for all entities for annual and interim periods beginning after December 15, 2025, with early adoption permitted, and applied prospectively. We are currently evaluating the impact of this standard.
ASU 2025-06 Intangibles - Goodwill and other Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. This ASU changes the cost capitalization threshold by eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold. The standard is effective for all entities for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied using prospective approach, modified transition approach, or retrospective approach for all prior periods presented. We are currently evaluating the impact of this standard.

2.    Goodwill and Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

		September 30, 2025			December 31, 2024
	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	15 years	$4,197,480	$(2,580,986)	$1,616,494	$4,197,480	$(2,370,865)	$1,826,615
Provider network	15 years	896,800	(557,012)	339,788	896,800	(512,172)	384,628
Technology	6 years	21,850	(11,553)	10,297	21,850	(8,940)	12,910
Trade names	9 years	2,670	(1,358)	1,312	2,670	(1,170)	1,500
Non-compete	5 years	1,000	(480)	520	1,000	(330)	670
Total		$5,119,800	$(3,151,389)	$1,968,411	$5,119,800	$(2,893,477)	$2,226,323
Goodwill as of September 30, 2025 and 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Goodwill	$4,486,923	$4,486,923
Accumulated impairment losses	(2,083,783)	(2,083,783)
Total	$2,403,140	$2,403,140
No impairment loss related to goodwill or indefinite-lived intangible assets was recorded during the three and nine months ended September 30, 2025.
In the prior periods, we concluded that either the significant decline in our stock price and market capitalization and/or revised forecasts represented triggering events as of March 31, 2024, June 30, 2024 and September 30, 2024, and therefore performed impairment assessments of goodwill and indefinite-lived intangible assets as of each respective quarter end. The quantitative assessment of our goodwill and indefinite-lived intangibles as of March 31, 2024, June 30, 2024 and September 30, 2024 indicated that the estimated fair value of the indefinite-lived intangibles and reporting unit was less than their carrying value, and as a result losses on impairment of $519.1 million, $553.7 million, and $361.6 million were recorded during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively. Prior period impairment losses are included in Loss on impairment of goodwill and intangible assets in the condensed consolidated statements of operations and comprehensive loss.
Included in the above loss on impairment of goodwill and indefinite-lived intangibles, $490.2 million, $522.1 million, and $332.0 million of the losses on impairment were permanently nondeductible for income tax purposes during the three months ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively. This resulted in an income tax expense of $103.0 million, $109.6 million, and $69.7 million during the three months ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively. The impairment charge was treated as a discrete item for the periods described above, which impacted our effective tax rate versus our statutory tax rate.
3.    Derivative Financial Instruments
The Company is exposed to interest risk on its floating rate debt. On September 12, 2023, the Company entered into interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The Company entered into these agreements to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within shareholders' equity (deficit) and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.
The Company records derivatives on the balance sheet at fair value, as described in Note 6, Fair Value Measurements.

The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented (in thousands):

	2025	2024
Balance as of December 31, net of tax (Prior Year)	$(5,063)	$(11,778)
Unrealized (loss) gain recognized in other comprehensive income before reclassifications	(1,330)	6,963
Reclassifications to interest expense	(294)	1,579
Balance as of March 31, net of tax	$(6,687)	$(3,236)
Unrealized gain recognized in other comprehensive income before reclassifications	1,009	593
Reclassifications to interest expense	(256)	1,522
Balance as of June 30, net of tax	$(5,934)	$(1,121)
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	869	(12,686)
Reclassifications to interest expense	(75)	1,345
Balance as of September 30, net of tax	$(5,140)	$(12,462)
The following table represents the fair value of derivative assets and liabilities within the condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedging instruments:
Other accrued expenses	$7,041	$3,115
Other liabilities	$—	$3,599

4.    Long-Term Debt
As of September 30, 2025, and December 31, 2024, long-term debt consisted of the following (in thousands):

	Key Terms					September 30, 2025	December 31, 2024
	Character	Priority	Maturity	Repayment	Coupon
Term Loan B	Term Loan	Senior Secured	9/1/2028	Par	Variable	$—	$1,281,938
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	5,310	979,827
5.50% Notes	Notes	Senior Unsecured	9/1/2028	Par	5.50%	5,814	1,050,000
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK 7.00%	420	1,253,890
New First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(1)	323,423	—
New Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(2)	1,138,217	—
New Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	620,308	—
New Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.750%	763,075	—
New Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	761,968	—
New Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	981,551	—
Finance lease obligations, non-current	Other	Senior Secured	2022-2024	Par	3.38% - 20.31%	81	82
Long-term debt						4,600,167	4,565,737
Less: current portion of long-term debt						(14,690)	(13,250)
Less: debt discounts, net						(19,484)	(21,485)
Less: debt issuance costs, net						(19,322)	(21,277)
Long-term debt, net						$4,546,671	$4,509,725
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

As of September 30, 2025, the aggregate future principal payments for long-term debt, including non-current finance lease liabilities, for each of the next five years and thereafter are as follows (in thousands):

Amount
2025	$14,690
2026	14,657
2027	15,077
2028	25,740
2029	14,616
Thereafter	4,515,387
Total	$4,600,167
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
•(i) the termination of all revolving credit commitments under the Existing First Lien Credit Agreement (such commitments, the “Existing Revolving Credit Commitments”) and (ii) the establishment of $350.0 million in new “first-out” first lien revolving credit commitments terminating on December 31, 2029 under the New First Lien Credit Agreement (such commitments, the “New Revolving Commitments”);
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
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $71.8 million, of which $63.9 million and $7.9 million have been expensed as incurred for twelve months ended December 31, 2024 and nine months ended September 30, 2025, respectively, and are included in Transaction Costs - Refinancing Transaction in the accompanying condensed consolidated statements of operations and comprehensive loss. Debt issuance costs of $4.9 million associated with the 2025 Revolving Credit Facility are included in other assets in the accompanying condensed consolidated balance sheets as of December 31, 2024. The 2025 Revolving Credit Facility had $70.0 million and $0.0 outstanding at June 30, 2025 and December 31, 2024, respectively.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the pre-existing notes were ratably applied to the new notes issued, and will be amortized over the new term.
The Refinancing Transactions will increase the Company’s taxable income for 2025 and the estimated income tax liability resulting from the transaction is expected to be between $50 million and $60 million.
The financial covenant under the 2025 Revolving Credit Facility is such that, if as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ended March 31, 2025), the aggregate amount of loans under the 2025 Revolving Credit Facility, letters of credit issued under the 2025 Revolving Credit Facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 Revolving Credit Facility at such time, the 2025 Revolving Credit Facility will require MPH to maintain a consolidated first out, first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of September 30, 2025, we did not meet the financial covenant threshold and had $273.6 million of loan availability under the revolving credit facility.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all of the debt covenants. See our discussion of Debt Covenants and Events of Default provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
5.    Private Placement Warrants and Unvested Founder Shares
Warrants were issued to Churchill Sponsor III, LLC ("Sponsor") (the "Private Placement Warrants") in a private placement simultaneously with the closing of the initial public offering by Churchill Capital Corporation III ("Churchill") which closed on February 19, 2020, which include the warrants to purchase Churchill's Class A common stock ("Working Capital Warrants") issued pursuant to the terms of an unsecured promissory note issued by the Company to the Sponsor, and which are on terms identical to the terms of the Private Placement Warrants. On July 12, 2020, Churchill entered into the Merger Agreement (the "Merger Agreement") by and among Music Merger Sub I, Inc., Music Merger Sub II, LLC, Holdings, and Polaris Parent Corp. In connection with the execution of the Merger Agreement, Churchill and Michael Klein, Jay Taragin, Jeremy Paul Abson, Glenn R. August, Mark Klein, Malcolm S. McDermid, and Karen G. Mills entered into a Sponsor Agreement (as amended, the "Sponsor Agreement"). Pursuant to the terms of the Sponsor Agreement, 310,102 of the founder shares ("Unvested Founder Shares") and 120,000 Private Placement Warrants were unvested as of October 8, 2020 and will re-vest at such time as, during the period starting on October 8, 2021 and ended on October 8, 2025, the closing price of our Class A common stock exceeds $500.00 per share for any forty (40) trading days in a sixty (60) consecutive day period. Such founder shares and Private Placement Warrants that do not re-vest on or before October 8, 2025 will be forfeited and cancelled.

The 120,000 Private Placement Warrants that unvested are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until they re-vest.
The Private Placement Warrants and Unvested Founder Shares were initially recorded at fair value on the date of consummation of the Merger and the other transactions contemplated by the Merger Agreement and the related agreements (the "Transactions") and are subsequently adjusted to fair value at each subsequent reporting date. The fair value of the Unvested Founder Shares and unvested Private Placement Warrants is obtained using a Monte Carlo model and the fair value of the remaining Private Placement Warrants is obtained using a Black-Scholes model, together referenced as the "option pricing" model. The Company will continue to adjust the liability for changes in fair value for the founder shares until the earlier of the re-vesting or forfeiture of these instruments. The Company will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrant is equity classified.
There were 476,717 Private Placement Warrants and 310,102 Unvested Founder Shares outstanding as of December 31, 2024 and September 30, 2025.
As of September 30, 2025 and December 31, 2024, the Private Placement Warrants and the Unvested Founder Shares had no value.
On October 8, 2025, the Private Placement Warrants and the Unvested Founder Shares were forfeited and cancelled in accordance with the terms of the Sponsor Agreement.
6.    Fair Value Measurements
Fair Value Hierarchy
ASC 820, Fair Value Measurements states that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:
•Level 1 —  Unadjusted quoted prices in active markets. These are generally obtained from real-time quotes for transactions in active exchange markets involving identical assets or liabilities on the reporting date.
•Level 2 — Quoted prices for similar assets and liabilities in active markets. These are typically quoted prices for identical or similar instruments in markets that are not active, and model-derived valuation in which all significant inputs are observable in active markets.
•Level 3 — Unobservable inputs in which there is little or no market data, that are significant to the fair value of the assets or liabilities, which require the entity to develop its own assumptions.
Financial instruments
The carrying value of cash and cash equivalents, trade accounts receivable, net, prepaid expenses, prepaid taxes, other current assets, net, accounts payable, accrued interest, accrued taxes, accrued compensation and other accrued expenses, approximate their fair value due to their relatively short maturities.
The financial instrument that potentially subjects the Company to concentrations of credit risk consists primarily of accounts receivable.
Cash and cash equivalents as of September 30, 2025 and December 31, 2024 did not include money market funds.

As of September 30, 2025 and December 31, 2024, the Company's carrying amount and fair value of long-term debt consisted of the following (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
Term Loan B, net of discount (includes current portion)	$—	$—	$1,274,472	$978,794
5.50% Notes	5,814	4,465	1,050,000	891,450
5.750% Notes	5,310	3,568	979,827	645,706
Senior Convertible PIK Notes, net of discount	420	285	1,239,871	830,714
New First-Out First Lien Term Loans, net of discount	322,704	322,704	—	—
New Second-Out First Lien Term Loans, net of discount	1,132,238	1,044,490	—	—
New Second-Out First Lien A Notes, net of discount	618,538	646,805	—	—
New Second-Out First Lien B Notes, net of discount	761,941	665,860	—	—
New Third-Out First Lien A Notes	761,968	621,994	—	—
New Third-Out First Lien B Notes, net of discount	971,669	751,683	—	—
Finance lease obligations	81	81	82	82
Total Long-term Debt	$4,580,683	$4,061,935	$4,544,252	$3,346,746
We estimate the fair value of long-term debt using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.
Recurring fair value measurements
The Private Placement Warrants and Unvested Founder Shares are measured at fair value on a recurring basis. The fair value of these instruments was determined based on significant inputs not observable in the market which would represent a level 3 measurement within the fair value hierarchy. The Company uses an option pricing model to estimate the fair value of these instruments.
The Company records interest rate swap on the balance sheet at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates.
Non-recurring fair value measurements
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for the three and nine months ended September 30, 2025.
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
During the three months ended September 30, 2025, we sold these alternative investments which resulted in a loss of $2.7 million recorded to Loss on sale of equity investments in the condensed consolidated statements of operations and comprehensive loss. The carrying amount of these alternative investments, recorded under Other assets, net in the condensed consolidated balance sheets, was $0.0 million and $15.0 million as of September 30, 2025 and December 31, 2024, respectively.
7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million outstanding as of September 30, 2025 and $3.2 million as of

December 31, 2024. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively.
Claims and Litigation
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters which have arisen in the ordinary course of business as well as regulatory investigations, all which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we do not currently believe they will have a material adverse effect on our financial condition or results of operations.
On July 11, 2024, we settled litigation filed in 2014 in which a dialysis company alleged that an entity we acquired in 2011 was liable for certain payments owed to the dialysis provider. As a result of this settlement, we received $9.8 million of recoveries from insurers in the three months ended September 30, 2024, and on October 7, 2024, we completed the settlement payment.
We have been named in numerous federal lawsuits, including putative class action lawsuits relating to litigation on the basis of alleged violation of antitrust laws, asserting that, among other things, the Company is conspiring with commercial health insurance payors to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payors, as defendants. The lawsuits have now been centralized in the Northern District of Illinois (the "Court") pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025, which were granted in part and denied in part on June 3, 2025. Discovery in the case is ongoing. We believe these lawsuits are without merit and are vigorously defending the Company.
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
In addition, all of the Company's revenues and long-lived assets are attributable to operations in the United States for the periods presented.

The following table presents summary results for our reporting segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	245,959	230,495	718,859	698,479
Cost of Services ("COS")
Personnel costs (excluding SBC)	47,618	48,983	141,581	148,470
Stock Based Compensation (including cRSUs)	2,800	1,940	7,095	5,994
Access and Bill Review Fees	5,028	5,772	17,249	15,343
Other COS Expense	6,614	4,130	17,394	12,464
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	62,060	60,825	183,319	182,271
General and Administrative ("G&A")
Personnel costs (excluding SBC)	20,246	16,209	55,014	45,023
Stock Based Compensation (including cRSUs)	7,443	4,879	18,964	13,835
Other G&A Expense	34,204	16,637	91,487	48,275
General and Administrative Expenses	61,893	37,725	165,465	107,133
Depreciation	25,968	22,572	75,775	65,372
Amortization of intangible assets	85,971	85,971	257,913	257,913
Loss on impairment of goodwill and intangible assets	—	361,612	—	1,434,363
Total expenses	235,892	568,705	682,472	2,047,052
Operating income (loss)	10,067	(338,210)	36,387	(1,348,573)
Interest expense	101,232	81,792	292,614	245,119
Interest income	(471)	(1,245)	(1,282)	(2,722)
Transaction costs - Refinancing Transaction	—	—	7,879	—
Gain on extinguishment of debt	—	—	670	(5,913)
Loss on sale of equity investments	2,667	—	2,667	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(87)	—	(476)
Net loss before taxes	(93,361)	(418,670)	(266,161)	(1,584,581)
Benefit for income taxes	(23,608)	(27,220)	(62,449)	(76,715)
Net loss	(69,753)	(391,450)	(203,712)	(1,507,866)

9.    Basic and Diluted Weighted Average Shares Outstanding
We have excluded from the calculation of diluted weighted average shares outstanding those instruments whose effect would have been antidilutive. The following table presents the weighted average number of shares outstanding and the computation of basic and diluted weighted average shares outstanding, retroactively adjusted to reflect the reverse stock split for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average number of shares outstanding	16,480,703	16,143,520	16,403,821	16,139,523
Effect of potentially dilutive instruments	0	0	0	0
Diluted weighted average number of shares	16,480,703	16,143,520	16,403,821	16,139,523
Anti-dilutive warrants outstanding and unvested founder shares	786,819	786,819	786,819	786,819
Anti-dilutive Senior Convertible PIK Notes	808	2,411,327	808	2,411,327
Anti-dilutive stock based compensation awards	1,912,456	1,923,284	1,539,750	1,092,628

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This item and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are subject to the “safe harbor” created by those sections based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forwarding-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2024 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. We hereby qualify our forward-looking statements by these cautionary statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the information included in the Company's 2024 Annual Report on Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.
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
Although the end beneficiary of our services are employers and other plan sponsors and their health plan members, our direct customers are typically payors, including payors providing administrative services only, and third-party administrators ("TPAs"), who go to market with our services to those end customers. We offer these payors a single interface to our services, which are used in combination or individually to reduce the medical cost burden on their health plan customers, by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.

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
During the nine months ended September 30, 2025, the Company advanced its long-term growth strategy by initiating its first international market expansion into the Middle East and North Africa ("MENA") region through a strategic partnership with Claims Care Revenue Cycle Management LLC ("Claims Care"), a division of Burjeel Holdings. Through this partnership, we will collaborate on a comprehensive product roadmap to deliver state-of-the-art revenue cycle management solutions, tailored to the needs of the MENA market. The relationship will involve the transition of certain of Claritev’s offshore business processes to Claims Care, in an effort to foster deeper operational synergies and market alignment.
We believe our solutions provide a strong value proposition to payors, their health plan customers and healthcare consumers, as well as to providers. Overall, our service offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our customers. For the nine months ended September 30, 2025 and September 30, 2024 and for the year ended December 31, 2024, our comprehensive services identified approximately $18.6 billion, $18.3 billion, and $24.7 billion in potential medical cost savings, respectively.
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock.
References to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, performance stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Factors Affecting Our Results of Operations
Medical Cost Savings
Our business and revenues are driven by the ability to lower medical costs through claim savings for our customers. The volume of medical charges associated with those claims is a primary driver of our ability to generate claim savings.
The following table presents the medical charges processed and the potential savings identified across our products and revenue streams, including PEPM and percentage of savings ("PSAV"), for the periods presented (in millions):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	%	2025	2024
Commercial Health Plans
Medical charges processed	$21,646	$20,515	5.5%	$63,665	$58,661	8.5%
Potential medical cost savings	$5,662	$6,010	(5.8)%	$17,345	$17,238	0.6%
Potential savings as a % of charges	26.2%	29.3%		27.2%	29.4%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$24,291	$24,186	0.4%	$69,001	$72,821	(5.2)%
Potential medical cost savings	$467	$348	34.2%	$1,301	$1,029	26.4%
Potential savings as a % of charges	1.9%	1.4%		1.9%	1.4%
Total
Medical charges processed	$45,937	$44,701	2.8%	$132,666	$131,482	0.9%
Potential medical cost savings	$6,129	$6,358	(3.6)%	$18,646	$18,267	2.1%
Potential savings as a % of charges	13.3%	14.2%		14.1%	13.9%
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
Components of Results of Operations
There have been no material changes during the three months ended September 30, 2025 to the components of results of operations as disclosed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2024 Annual Report on Form 10-K.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net loss adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, Loss on disposal of assets, including right-of-use assets, integration expenses, gain (loss) on change in fair value of Private Placement Warrants and Unvested Founder Shares, transaction related expenses, transformation costs, (gain) loss on debt extinguishment, (gain) loss on investments, loss on impairment of goodwill and intangible assets, and stock-based compensation. See our condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(69,753)	$(391,450)	$(203,712)	$(1,507,866)
Adjustments:
Interest expense	101,232	81,792	292,614	245,119
Interest income	(471)	(1,245)	(1,282)	(2,722)
Benefit for income taxes	(23,608)	(27,220)	(62,449)	(76,715)
Depreciation	25,968	22,572	75,775	65,372
Amortization of intangible assets	85,971	85,971	257,913	257,913
Non-income taxes	581	515	1,697	1,623
EBITDA	$119,920	$(229,065)	$360,556	$(1,017,276)
Adjustments:
Other expenses, net (1)	6,451	1,517	15,905	2,584
Loss on disposal of assets, including right-of-use assets	1,902	—	7,378	—
Integration expenses	66	850	579	1,994
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(87)	—	(476)
Transformation costs (2)	13,883	—	29,536	—
Transaction costs - Refinancing Transaction	—	—	7,879	—
Loss (gain) on extinguishment of debt	—	—	670	(5,913)
Loss on sale of equity investments	2,667	—	2,667	—
Loss on impairment of goodwill and intangible assets	—	361,612	—	1,434,363
Stock-based compensation, including cRSUs	10,243	6,818	26,059	19,829
Adjusted EBITDA	$155,132	$141,645	$451,229	$435,105
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, non-integration related severance costs, legal expenses associated with the multi-district litigation, and start-up costs related to international expansion.
(2)"Transformation costs" represent costs directly associated with our multi-year transformation program called Vision 2030 which includes internal personnel costs for employees that have been either hired or redeployed and are fully dedicated to transformation activities, as well as other non-recurring and duplicative costs. At such time that internal personnel are redeployed to non-transformation activities, they will no longer be included as an adjustment herein.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(69,753)	$(391,450)	$(203,712)	$(1,507,866)
Adjustments:
Amortization of intangible assets	85,971	85,971	257,913	257,913
Other expenses, net (1)	6,451	1,517	15,905	2,584
Integration expenses	66	850	579	1,994
Loss on disposal of assets, including right-of-use assets	1,902	—	7,378	—
Transaction costs - Refinancing Transaction	—	—	7,879	—
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(87)	—	(476)
Transformation costs (2)	13,883	—	29,536	—
Loss (Gain) on extinguishment of debt	—	—	670	(5,913)
Loss on sale of equity investments	2,667	—	2,667	—
Stock-based compensation, including cRSUs	10,243	6,818	26,059	19,829
Loss on impairment of goodwill and intangible assets	—	361,612	—	1,434,363
Estimated tax effect of adjustments	(27,094)	(29,724)	(77,080)	(87,925)
Adjusted net income	$24,336	$35,507	$67,794	$114,503

Weighted average shares outstanding – basic and diluted(3)	16,480,703	16,143,520	16,403,821	16,139,523

Net loss per share – basic and diluted	$(4.23)	$(24.25)	$(12.42)	$(93.43)
Adjusted EPS	$1.48	$2.20	$4.13	$7.09
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, non-integration related severance costs, legal expenses associated with the multi-district litigation, and start-up costs related to international expansion.
(2)"Transformation costs" represent costs directly associated with our multi-year transformation program called Vision 2030 which includes internal personnel costs for employees that have been either hired or redeployed and are fully dedicated to transformation activities, as well as other non-recurring and duplicative costs. At such time that internal personnel are redeployed to non-transformation activities, they will no longer be included as an adjustment herein.
(3)Shares, common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1, General Information and Basis of Accounting of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Refinancing Transaction
As part of the Refinancing Transactions, we have incurred transaction expenses of approximately $71.8 million, of which $7.9 million have been expensed as incurred for nine months ended September 30, 2025, and are included in Transaction costs - Refinancing Transaction in the accompanying condensed consolidated statements of operations and comprehensive loss.
Debt Repurchase and Cancellation
During the nine months ended September 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the purchase price including associated fees and the net carrying amount of the extinguished debt.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The following table provides the results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues
Network-Based Services	$52,910	$46,153	$6,757	14.6%	$153,925	$138,031	$15,894	11.5%
Analytics-Based Services	164,401	157,704	6,697	4.2%	474,797	477,693	(2,896)	(0.6)%
Payment and Revenue Integrity Services	28,648	26,638	2,010	7.5%	90,137	82,755	7,382	8.9%
Total Revenues	245,959	230,495	15,464	6.7%	718,859	698,479	20,380	2.9%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	62,060	60,825	1,235	2.0%	183,319	182,271	1,048	0.6%
General and administrative expenses	61,893	37,725	24,168	64.1%	165,465	107,133	58,332	54.4%
Depreciation expense	25,968	22,572	3,396	15.0%	75,775	65,372	10,403	15.9%
Amortization of intangible assets	85,971	85,971	—	0.0%	257,913	257,913	—	0.0%
Loss on impairment of goodwill and intangible assets	—	361,612	(361,612)	(100.0)%	—	1,434,363	(1,434,363)	(100.0)%
Operating income (loss)	10,067	(338,210)	348,277	103.0%	36,387	(1,348,573)	1,384,960	102.7%
Interest expense	101,232	81,792	19,440	23.8%	292,614	245,119	47,495	19.4%
Interest income	(471)	(1,245)	774	62.2%	(1,282)	(2,722)	1,440	52.9%
Transaction costs - Refinancing Transaction	—	—	—	NM	7,879	—	7,879	100.0%
Loss (gain) on extinguishment of debt	—	—	—	NM	670	(5,913)	6,583	111.3%
Loss on sale of equity investments	2,667	—	2,667	NM	2,667	—	2,667	100.0%
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(87)	87	(100.0)%	—	(476)	476	(100.0)%
Net loss before taxes	(93,361)	(418,670)	325,309	77.7%	(266,161)	(1,584,581)	1,318,420	83.2%
Benefit for income taxes	(23,608)	(27,220)	3,612	13.3%	(62,449)	(76,715)	14,266	18.6%
Net loss	$(69,753)	$(391,450)	$321,697	82.2%	$(203,712)	$(1,507,866)	$1,304,154	86.5%
_____________________
NM = Not meaningful
Revenues
Revenues increased by $15.5 million, or 6.7%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase in revenues was due to the increase in Network-Based Services of $6.8 million and Analytics-Based Services revenues of 6.7 million.
Revenues increased by $20.4 million, or 2.9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase in revenues was due to the increase in Network-Based Services of $15.9 million and Payment and Revenue Integrity Services Revenues of $7.4 million during this time period partially offset by the decrease in Analytics-Based Services revenues of $2.9 million.
Network-Based Services revenues increased by $6.8 million, or 14.6%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in the Property and Casualty service line.

Network-Based Services revenues increased by $15.9 million, or 11.5%, in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in the Property and Casualty service line.
Analytics-Based Services revenues increased by $6.7 million, or 4.2%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase in revenue was primarily due to an increase in the Data iSight ("DIS") and Financial Negotiation ("FNX") services and partially offset by customer and program attrition.
Analytics-Based Services revenues decreased by $2.9 million, or 0.6%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease in revenue was primarily due to a decrease in Surprise Bill Services of $15.8 million, primarily related to customer and program attrition partially offset by increases in DIS and FNX services.
Payment and Revenue Integrity Services revenues increased by $2.0 million, or 7.5%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily due to increases in our Clinical Review and Payment Accuracy service lines of $4.0 million partially offset by decreases in our Revenue Integrity service line of $2.3 million.
Payment and Revenue Integrity Services revenues increased by $7.4 million, or 8.9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily due to increases in our Clinical Review and Payment Accuracy service lines of $11.9 million partially offset by decreases in our Revenue Integrity service line of $2.4 million.
Costs of Services (exclusive of depreciation and amortization of intangible assets) (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel expenses excluding stock-based compensation	$47,618	$48,983	$(1,365)	(2.8)%	$141,581	$148,470	$(6,889)	(4.6)%
Stock-based compensation (including cRSUs)	2,800	1,940	860	44.3%	7,095	5,994	1,101	18.4%
Personnel expenses including stock-based compensation	50,418	50,923	(505)	(1.0)%	148,676	154,464	(5,788)	(3.7)%
Access and bill review fees	5,028	5,772	(744)	(12.9)%	17,249	15,343	1,906	12.4%
Other cost of services expenses	6,614	4,130	2,484	60.1%	17,394	12,464	4,930	39.6%
Total costs of services	$62,060	$60,825	$1,235	2.0%	$183,319	$182,271	$1,048	0.6%
Costs of services were stable for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
General and Administrative Expenses (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel expenses excluding stock-based compensation	$20,246	$16,209	$4,037	24.9%	$55,014	$45,023	$9,991	22.2%
Stock-based compensation (including cRSUs)	7,443	4,879	2,564	52.6%	18,964	13,835	5,129	37.1%
Other general and administrative expenses	34,204	16,637	17,567	105.6%	91,487	48,275	43,212	89.5%
Total general and administrative expenses	$61,893	$37,725	$24,168	64.1%	$165,465	$107,133	$58,332	54.4%

The increase in general and administrative expenses of $24.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 was primarily due to $13.9 million of transformation costs, increase in personnel expenses of $4.0 million, increased stock compensation of $2.6 million, and $1.9 million of losses on disposal of assets (including right-of-use assets).
The increase in general and administrative expenses of $58.3 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 was primarily due to $29.5 million of transformation costs, increase in personnel expenses of $10.0 million, $7.4 million of losses on disposal of assets (including right-of-use assets), and increased stock compensation of $5.1 million.
Depreciation Expense
The increases in depreciation expenses of $3.4 million, or 15.0%, and $10.4 million, or 15.9% for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, were due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written off or became fully depreciated in the period.
Loss on Impairment of Goodwill and Intangible Assets
For the three and nine months ended September 30, 2024, in connection with quantitative impairment testing performed on our goodwill and indefinite-lived intangibles, we recorded a loss on impairment of goodwill and indefinite-lived intangibles of $361.6 million and $1,434.4 million, respectively. For the three and nine months ended September 30, 2025, no such loss was recorded.
Interest Expense
The increase in interest expense of $19.4 million and $47.5 million for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due the non-cash interest recognized on the New Notes and the increase in average indebtedness outstanding during the periods.
Our annualized weighted average cash interest rate increased by 0.16% across our total debt in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. As of September 30, 2025 and September 30, 2024, our total debt had an annualized weighted average cash interest rate of 6.95% and 6.79%, respectively. As of December 31, 2024, our total debt had a weighted average cash interest rate of 6.68%.
Interest Income
The decreases in interest income of $0.8 million and $1.4 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024 were primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.
Loss (gain) on extinguishment of debt
During the nine months ended September 30, 2025, in connection with the Refinancing Transactions, the Company recognized a loss on extinguishment of debt of $0.7 million for unamortized deferred costs relating to the Existing Revolving Credit Commitments.
During the nine months ended September 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million, representing the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt.
Benefit for income taxes
Net loss before income taxes for the three months ended September 30, 2025 of $93.4 million generated a benefit for income taxes of $23.6 million. Net loss before income taxes for the three months ended September 30, 2024 of $418.7 million generated a benefit for income taxes of $27.2 million.
Net loss before income taxes for the nine months ended September 30, 2025 of $266.2 million generated a benefit for income taxes of $62.4 million. Net loss before income taxes for the nine months ended September 30, 2024 of $1,584.6 million generated a benefit for income taxes of $76.7 million.
The effective tax rate for the nine months ended September 30, 2025 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation and state taxes. The effective tax rate for the nine months ended September 30, 2024 differed from the statutory rate primarily due to stock compensation expense, limitations on executive compensation, non-deductible goodwill impairment, and state taxes.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $50.6 million, which includes restricted cash of $11.5 million. As of September 30, 2025, we had $273.6 million of loan availability under the revolving credit facility. As of September 30, 2025, we had five letters of credit totaling $6.4 million of utilization against the revolving credit facility. Four letters of credit are used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company also has an irrevocable letter of credit to satisfy the obligations of a subsidiary in the amount of $2.0 million as of September 30, 2025 and $6.1 million as of December 31, 2024.

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
Cash Flow Summary
The following table is derived from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash flows provided by (used in):
Operating activities	$51,038	$141,029
Investing activities	(86,359)	(87,689)
Financing activities	56,294	(37,666)
For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $90.0 million, primarily due to lower earnings once adjusted for non-cash items of $3.5 million, and unfavorable changes in working capital. Changes in our working capital requirements primarily reflect the timing of payment of $71.8 million of the transaction expenses related to the Refinancing Transaction, the majority of which were paid during the nine months ended September 30, 2025, and the timing of collection on Trade accounts receivables, net.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $1.3 million, as compared to the prior-year period, primarily due to higher proceeds from the sale of investments, partially offset by investments in technologies to support our transformation initiatives.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $94.0 million as compared to the prior-year period, primarily due the net borrowing of $70.0 million on our 2025 Revolving Credit Facility to fund the transaction costs related to the Refinancing Transaction versus the repurchase of PIK Notes of $14.9 million and treasury stock of $10.4 million in the prior period.
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

Note Repurchases
In the nine months ended September 30, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes, resulting in the recognition of a gain on debt extinguishment of $5.9 million.
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
New Notes
On January 30, 2025, MPH issued $600.2 million in aggregate principal amount of New Second-Out First Lien A Notes with a maturation date of December 31, 2030. The New Second-Out First Lien A Notes bear interest at a rate per annum equal to 6.50% paid in cash plus 5.00% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, which commenced on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of New Second-Out First Lien A Notes will have the right to cause MPH, to repurchase some or all of the New Second-Out First Lien A Notes at 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Second-Out First Lien A Notes are guaranteed and secured as described below under Guarantees and Security.
On January 30, 2025, MPH issued $763.1 million in aggregate principal amount of New Second-Out First Lien B Notes with a maturation date of December 31, 2030. The New Second-Out First Lien B Notes bear interest at a rate per annum equal to 5.75% in cash, and interest is payable semi-annually on January 30 and July 30 of each year, which commenced on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of New Second-Out First Lien B Notes will have the right to cause MPH, to repurchase some or all of the New Second-Out First Lien B Notes at 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Second-Out First Lien B Notes are guaranteed and secured as described below under Guarantees and Security.
On January 30, 2025, MPH issued $752.5 million in aggregate principal amount of New Third-Out First Lien A Notes with a maturation date of March 31, 2031. The New Third-Out First Lien A Notes bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, which commenced on July 30, 2025. On the maturity date, MPH is required to repay the outstanding principal amount of the New Third-Out First Lien A Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien A Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien A Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien A Notes are guaranteed and secured as described below under Guarantees and Security.
On January 30, 2025, the Company issued $969.4 million in aggregate principal amount of New Third-Out First Lien B Notes with a maturation date of March 31, 2031. The New Third-Out First Lien B Notes bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, which commenced on July 30, 2025. On the maturity date, the Company is required to repay the outstanding principal amount of the New Third-Out First Lien B Notes at a price equal to 107.0% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of New Third-Out First Lien B Notes will have the right to cause Claritev or MPH, as applicable, to repurchase some or all of the applicable series of New Third-Out First Lien B Notes at 107.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The New Third-Out First Lien B Notes are guaranteed and secured as described below under Guarantees and Security.
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
The financial covenant under the 2025 Revolving Credit Facility is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ended March 31, 2025), the aggregate amount of loans under the 2025 Revolving Credit Facility, letters of credit issued under the 2025 Revolving Credit Facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 Revolving Credit Facility at such time, the 2025 Revolving Credit Facility will require MPH to maintain a consolidated first out first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00.
As of September 30, 2025 and December 31, 2024 we were in compliance with all of the debt covenants.
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
See the footnotes to the EBITDA and Adjusted EBITDA reconciliation table provided above under Non-GAAP Financial Measures for material differences between the financial information of Claritev and MPH.
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
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP and the Company's discussion and analysis of its financial condition and operating results, require the Company's management to make judgments, assumptions, and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect the amounts reported. There have been no material changes to the Company's critical accounting policies and estimates described in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K.

Customer Concentration
Two clients individually accounted for 28% and 16% of revenues for the year ended December 31, 2024. Three clients individually accounted for 28%, 11% and 10% of revenue for the nine months ended September 30, 2025. The loss of the business of one or more of our larger customers could have a material adverse effect on our results of operations. For further discussion on our customer concentration, please refer to Part I, Item 1A. "Risk Factors" in our 2024 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1, General Information and Basis of Accounting of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Quantitative and Qualitative Disclosure About Market Risk
See Item 3. "Quantitative and Qualitative Disclosure about Market Risk" below.
Internal Controls Over Financial Reporting
For further information on the Company’s internal controls over financial reporting see Item 4. "Controls and Procedures".
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the market risks described in Part II, Item 7A."Quantitative and Qualitative Disclosure about Market Risk" in our 2024 Annual Report on Form 10-K.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of September 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, we continued to perform our post-implementation activities after the completion of our new enterprise resource planning (ERP) system implementation in Q2 2025. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. Other than the change to our ERP system there were no other changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
We are a defendant in various lawsuits and other pending and threatened litigation and other adversarial matters as well as regulatory investigations, all of which have arisen in the ordinary course of business. While the ultimate outcome with respect to such proceedings cannot be predicted with certainty, we believe they will not have a material adverse effect on our financial condition or results of operations. Refer to "Claims and Litigation" in Note 7, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes during the three months ended September 30, 2025 to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in the Company's 2024 Annual Report on Form 10-K.
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
We are in the process of implementing a new enterprise resource planning ("ERP") system, SAP, as part of a plan to integrate and upgrade our systems and processes. ERP implementations are complex, labor intensive, and time-consuming projects and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material weakness in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business. We are continuing to work towards aligning our new ERP system with our internal control framework. If we do not address observations identified to-date, we may conclude that there are deficiencies or weaknesses in our internal control over financial reporting, which could affect our evaluation, and our independent public accountant’s audit, of our internal controls, and our ability to produce timely and accurate financial statements could be impacted. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
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
Item 5. Other Information
(a)    During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101 SCH	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)					X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: November 7, 2025

Claritev Corporation

By:	/s/ Douglas M. Garis
Douglas M. Garis
Executive Vice President and Chief Financial Officer