Form 10-K
period 2025-12-31
Claritev Corp
filed 2026-02-26
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of Class A common stock on the New York Stock Exchange on June 30, 2025, was approximately $505.8 million.
As of February 23, 2026, 16,552,723 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement in connection with the registrant's annual meeting of stockholders are incorporated by reference in Part III of this report.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of Claritev Corporation ("Claritev," "we," "us," or "our,") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, Forward-looking statements are neither historical facts nor assurance of future performance, instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. In some cases, you can identify forward-looking statements because they contain words such as "believes," "estimates," "anticipates," "expects," "predicts," "seeks," "contemplates," "plan," "projects," "envisions," "intends," "targets," "may," "will," "would" or "should" and other similar expressions or variations or negatives of these words, although not all forward-looking statements contain these identifying words. Factors that may impact such forward-looking statements include, but are not limited to:
•loss of, or a significant reduction in the work we do for, our clients, particularly our largest clients;
•the ability to achieve the goals of our strategic plans and recognize the anticipated strategic, operational, growth and efficiency benefits when expected;
•our ability to enter new lines of business and broaden the scope of our solutions;
•trends in the U.S. healthcare system, including recent trends of unknown duration of reduced healthcare utilization and increased patient financial responsibility for services;
•effects of competition;
•effects of pricing pressure;
•the inability of our clients to pay for our solutions;
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
•our ability to obtain additional financing or capital to meet our objectives;
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
You should not place undue reliance on our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We undertake no obligation to update these statements as a result of new information or future events or otherwise, except as may be required under applicable securities laws.

Summary of Key Risks
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part I, Item IA. "Risk Factors" in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
▪Our success is dependent on retaining the level of revenue generated from our key clients without substantial reduction, as well as the success of those clients, as we depend on a core group of clients for a significant portion of our revenues.
▪We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans, including our Vision 2030 transformation plan.
▪We may not successfully enter new lines of business, launch new products or broaden the scope of our solutions, and such activities may result in expenditures we cannot recoup, divert management's attention or otherwise strain our business.
▪If we are unable to sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition and results of operations could be materially and adversely affected.
▪Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including recent trends of reduced healthcare utilization and increased patient financial responsibility for services.
▪The market for our products and solutions is fragmented and competitive and we may not be able to maintain our competitive position in the market.
▪If competition or pricing pressures increase, our growth and profits may decline.
▪Changes in the healthcare industry could adversely affect us.
▪Evolving industry standards and rapid technological changes, including the adoption and further development of artificial intelligence, could result in reduced demand for our products and solutions.
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
▪Our business relies on third party providers of cloud services, and any disruption of, or interference with, our use of cloud services could materially and adversely affect our business, financial conditions, or results of operations.
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
▪New federal and state laws and regulations could force us to change the conduct of our business or operations; affect our ability to expand our operations into other geographic markets, increase costs or delay or prevent the introduction of new or enhanced solutions and products, or impair the function or value of our existing solutions and products, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
▪Hellman & Friedman Capital Partners VIII, L.P. ("H&F") and Churchill Sponsor III, LLC ("Sponsor") beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
▪We have previously been, and may in the future be, subject to securities or other stockholder litigation, which is expensive and could divert management’s attention.

Part I
Unless otherwise noted, "we," "us," "our," "Claritev," and the "Company" and similar terms refer to Claritev Corporation and its subsidiaries. Information concerning shares of our Class A common stock has been adjusted to reflect the 1-for-40 reverse split of our Class A common stock that was made effective on September 20, 2024.
Item 1.    Business
Our Business and Market Opportunity
Claritev Corporation is a technology, data and insights company focused on improving transparency, affordability and quality across the healthcare system. Claritev brings objective, market-based insights to some of the healthcare system's most complex decisions - grounded in decades of claims experience. By applying data, analytics and experience, Claritev helps organizations across the healthcare ecosystem better understand costs, pricing and payment dynamics. This clarity enables more informed decision-making, reduces friction and improves how the healthcare system functions in service of greater affordability, alignment and long-term sustainability. Founded in 1980, Claritev brings over 45 years of claims and data experience and builds on world-class technology and artificial intelligence ("AI") solutions, to deliver its portfolio of product and service offerings.
We exist to address the growing cost, risk and complexity of healthcare in the United States. According to the Centers for Medicare and Medicaid ("CMS"), U.S. healthcare spending was projected to grow 7.1% in 2025 to $5.6 trillion, or 18.5% of U.S. GDP. Healthcare spending is projected to grow by a compound annual growth rate of 5.4% annually from 2025 through 2033, outpacing the average growth rate for GDP and representing more than $8.6 trillion of total healthcare spending by 2033.
As healthcare expenditures continue to rise, we believe services aimed at bringing transparency and competitive market efficiencies, utilization management and billing and payment accuracy will continue to be highly important to all aspects of the healthcare marketplace and across the markets and clients we serve. We expect growth in demand for these services will be driven by three major trends: (i) increasing treatment and claims volumes from: (a) an aging population; (b) the growth of the insured population in the United States; and (c) the advent of new treatments, modalities and technologies; (ii) increasing per-unit costs related to medical inflation, driven in part by those same treatment, modalities and technology enhancements; and (iii) the continued complexities of healthcare delivery in the United States, including the prevalence of unintended billing complications and increased administrative burden of complying with new healthcare industry regulations.
Claritev helps address these challenges by providing solutions and services that deliver objective, data-driven insights that support greater alignment between payers and providers, which improves affordability and fairness and helps patients and members avoid getting caught in the middle of disconnected decisions or unexpected costs. Our services exist to address these unsustainable market inefficiencies and we see an expanding opportunity to generate value for all consumers of U.S. healthcare services. According to a recent report by the Peter G. Peterson Foundation, an estimated 25% of U.S. healthcare spending is considered wasteful and about one-fourth of that amount could be recovered through interventions that addresses such waste. Claritev’s services directly address many of the types of wasteful healthcare spending, including errors in enrollment data, unnecessary services, fraud and abuse and pricing failures such as above fair market value prices, clinical billing and coding errors and suspect billing schemes and patterns. We estimate the total addressable market ("TAM") for our out-of-network cost management and out-of-network payment integrity solutions is approximately $10.0 billion. We estimate the TAM for our in-network payment and revenue integrity solutions is approximately $3.0 billion. Additionally, as a result of our recent corporate and product development activities, Claritev has entered new markets that significantly expand its addressable markets. Among others, we see opportunities to provide payer risk analytics, network transparency and analytic services, representing an estimated TAM of $17.0 billion.
Since our founding, the Company has augmented its product offering through internal development and acquisitions, and invested significant capital in data and technology assets to become a leading independent provider of out-of-network cost management and in- and out-of-network billing and payment accuracy services. These investments, which include over $500 million in cumulative capitalized software development over the past five years, have enhanced a data and technology platform that integrates deeply with many of our clients' technology environments and occupies a unique position in our clients' workflow by accessing and processing claims prior to payment of those claims to providers ("pre-payment"). This platform approach to product development and expansion has enabled the Company to pursue a strategy of developing and acquiring new product and service offerings and swiftly and efficiently bringing them to scale.
Claritev’s platform integrates technology, data and insights across the full healthcare ecosystem, connecting payers, employers/plan sponsors, plan members and providers with purpose-built solutions that drive transparency, affordability and quality. We operate across this ecosystem with a client and partner base that includes more than 750 clients, more than 100,000 employers and other plan sponsors that actively use our solutions through these payers. We estimate that over 60 million consumers have access to our solutions through these plan sponsors and contracted providers within our propriety provider network. We feel our platform is uniquely positioned as a provider of independent solutions that reduce healthcare costs in a manner that is systematic, efficient and fair to these stakeholders.
Although our direct clients are typically payers, including administrative services only platforms ("ASO") and third-party administrators ("TPA"), the end beneficiaries of our solutions include employers and other plan sponsors and the health plan members and patients they serve. These payers distribute our solutions to those end beneficiaries through Claritev's platform. Our platform offers these payers a single interface to our solutions, which may be used individually or in combination to help reduce the medical cost burden borne by health plans and their members by managing the utilization of medical services, lowering the per-unit cost of medical services incurred and producing fair and efficient reimbursements.
Claritev offers solutions to our clients across four solution categories from our platform:
•Claims Intelligence Solutions: a suite of data-driven algorithms and insights that detect claims that are priced anomalously above fair market value and either negotiate or recommend a fair market value reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. These solutions are applied prior to the payment of the claim and are often processed within a day of receipt. Also included in this category is our VistaraTM solutions (formerly known as Value-Driven Health Plan or VDHP), which bundle reference-based pricing and member and provider engagement tools, enabling employers and other health plan sponsors to offer low-cost health plans;
•Network Solutions: contracted discounts with more than 1.4 million healthcare providers to form one of the largest PPOs in the United States, as well as outsourced network development and/or management solutions. These solutions are applied prior to the payment of the claim and are typically processed within a day of receipt;
•Payment and Revenue Integrity Solutions: data, technology and clinical expertise deployed to identify improper and unnecessary charges before or after claims are paid, or to identify and help restore and preserve underpaid premium dollars; and
•Data and Analytics Solutions: a suite of solutions that apply innovative methods of data science to produce descriptive, predictive and prescriptive analytics that help employers drive optimized benefit plan design, support decision-making for payers and providers, help improve clinical outcomes and aim to reduce the total cost of care.
The breadth of our solution offerings allows our clients the flexibility to tailor solutions for a wide range of plan sponsors with varying plan sizes and benefit needs. At the same time, our solution offerings are delivered from our common platform and are often bundled together to provide a comprehensive cost management solution for each individual client. As such, we manage our solution offerings as integrated components of a holistic value proposition, rather than as distinct solution lines.
Our Competitive Advantages
In support of our mission to improve affordability, transparency and quality in and across the U.S. healthcare system, Claritev has historically focused on helping payers manage medical spend by lowering per-unit claim costs and improving billing and payment accuracy. Over time, the evolution of our business and the significant investments we have made to support this mission have positioned Claritev to address healthcare cost, risk and complexity more holistically across the ecosystem. As a result, Claritev is able to support the needs of multiple stakeholders - including payers, employers and plan sponsors, providers and the members and patients they serve - across both commercial and government markets. This broader capability is underpinned by a set of distinctive assets developed over many years, including long-standing client relationships and a proprietary data and technology platform. These assets are comprised of difficult-to-replicate resources that have competitively differentiated attributes:
•Leading position with healthcare payers and a large, established distribution channel – Over many decades, we have cultivated relationships with over 750 payers. Our relationships with many of our larger clients are characterized by strategic collaboration to advance these clients’ performance objectives and competitive positioning. This collaboration produces knowledge about our clients’ most pressing challenges and opportunities, which in turn informs our product development priorities and facilitates cross-selling that enables us to more quickly scale revenues from new products and generate returns on our product investments. The solutions we provide are often governed by contracts with multi-year terms in the case of our larger clients, or one-year terms with automatic renewals in the case of most of our smaller clients. As a result, our revenues are typically recurring, allowing us to engage and invest in longer-term strategic, operational and financial relationships that benefit both our clients and the Company.
•Our platform is deeply integrated with our clients’ technology environments – Developed over time from our industry-leading provider network and cumulative capitalized software development, our platform is deeply integrated with many of our clients' information technology environments in a highly customized manner and occupies a differentiated position in our clients' workflow by accessing and processing claims prior to payment of those claims to providers. Our team of professionals manage approximately 15 petabytes of data capacity, which help orchestrate our clients' diverse workflows. We have approximately 300 proprietary applications that support thousands of client business rules across public and proprietary data sources.
•Deep domain expertise, and significant claims and proprietary data – Over the course of our history, we have developed and acquired significant intellectual capital and proprietary data by strategically engaging with our clients and continuously developing our suite of solutions. Our differentiated knowledge and data uniquely position us to customize and improve our solution offerings to meet our clients’ diverse needs and preferences.
•Operational scale – We process significant volumes of transactions. For the year ended December 31, 2025, we used our core solutions to identify $25.0 billion in potential savings on $179.8 billion in claim charges. Our platform can integrate additional products or process increased volumes without significant investments in infrastructure or people. These economies of scale allow us to produce valuable solutions for our clients at potentially lower unit costs than our competitors and to make significant investments in these solutions on behalf of our clients.
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
◦A nationwide network of over 1.4 million contracted providers – Our provider network was developed over the course of our history and is supported by our credentialing and data management expertise, sophisticated matching engine and a network development team. The breadth of our provider network enables us to offer extensive, flexible network configurations to our clients.
◦Proprietary claim pricing methodologies that in some cases are supported by a patented benchmarking process and that produce high levels of provider acceptance based on their rigor, transparency, independence and track record of producing fair and efficient reimbursements.
◦A team of expert claims negotiators and knowledge workers who solve the most complex repricing, payment integrity and subrogation cases at scale, supported by best-in-class data and analytics tools and AI-driven workflows.
◦Next generation data and decision science capabilities – Supported by an elite team of data scientists with healthcare domain expertise, we offer next generation, healthcare-focused data and advanced analytics that apply descriptive, predictive and prescriptive analytic solutions to help clients optimize decision-making, plan performance, network configuration and competitive positioning.
•Flexibility to respond to market changes and client needs, supported by dynamic capabilities – We have developed capabilities that allow us to reconfigure, build and integrate internal and external resources and competencies in response to changes in the markets in which we operate. These dynamic capabilities include new solution and product development strategies, knowledge creation and client retention strategies to turn new insights and learning into institutional knowledge, resource allocation strategies focused on the efficient distribution of our resources and acquisition and alliance strategies that bring new resources and competencies into the Company from external sources. Our set of dynamic capabilities enables us to modify our existing operational strategies and processes to be highly responsive to evolving client and regulatory needs and new market opportunities, as demonstrated by the introduction of our surprise bill solutions in response to the No Surprises Act ("NSA"), which was a significant regulatory change. We believe this flexibility is an essential feature of our client value proposition and a durable source of competitive advantage.
Growth Strategy
In 2024, our new leadership team comprised of seasoned technology and healthcare executives created Vision 2030, a strategic plan which outlines our growth path to becoming a technology and data insights company focused on solutions that increase transparency, affordability and quality across the entire healthcare ecosystem. A guiding principle of Vision 2030 is to deliver horizontal solutions that serve vertical markets across healthcare to increase our TAM and accelerate growth. Vision 2030 builds on the critical role Claritev has played in healthcare to promote fairness and help our clients control the escalating costs of providing care to members, while maintaining access to high quality care. We believe that our data and technology assets, our 45+ years of industry expertise supported by a strong operations-focused culture, broad install-base and distribution capabilities, as well as access to the public capital markets provide us with a foundation for potential future growth.
As part of Vision 2030, we established a clear set of strategic pillars to align our priorities against:

•Drive value and new products in our core offerings.
•Accelerate product offerings beyond the core that leverage the same core data and distribution channels.
•Identify and open new geographic markets that have large market opportunities and similar healthcare challenges that can quickly benefit from our existing solutions.
•Create financial and operational excellence and transform our business model.
•Attract high-quality talent and create career growth opportunities.
•Focus on innovation and utilize advanced technologies to accelerate product development.
•Promote the Claritev brand.
We branded 2025 as THE TURN and the year represented a return to year-over-year revenue growth, with an expanded and more experienced management team and a company-wide commitment to operating a Market-Informed, Product-Led, Partner-Enabled and Technology-Driven business to bring Vision 2030 to life and unlock the growth potential of our unique data assets and capabilities. We have branded 2026 as THE WAY UP and will be focused on maintaining our Company momentum across all aspects of Vision 2030 throughout the year.
Our Solutions
Claritev offers a broad range of solutions that allow our clients to manage the growing cost, risk and complexity of healthcare and to meet the needs of a wide range of plan sponsors with varying plan sizes and benefit needs. Clients may use our offerings, either as a point solution or as a package of solutions, throughout the continuum of care to help plan members obtain quality care at an optimal price that is fair for all involved. Additionally, our out-of-network cost management solutions are often bundled together to provide a comprehensive cost management solution that optimizes our clients' business objectives.
Claims Intelligence Solutions
Our claims intelligence solutions are designed to reduce the per-unit cost of claims using data-driven negotiation and/or reference-based pricing methodologies. These solutions can be used standalone but often are used in a solution hierarchy after Claritev's network solutions to reduce claims with no available network contract. Vistara solutions bundle network and reference-based pricing to enable a blended benefit plan design. All of the solutions in this category leverage our information technology platform, public data sources and the billions of claims that we have reviewed and are included in our database reflecting both network and out-of-network priced claims as well as the results of clinical coding analyses. They feature proprietary algorithms and AI to allow claims to be processed quickly and accurately.
Reference-Based Pricing ("RBP"). RBP provides payers with a recommended payment amount for out-of-network claims based on a reference point. Most RBP programs in the market use Medicare as the reference point. We also offer this option, but most clients elect to use our Data iSight program which uses facility cost as the facility reference point and median reimbursed amounts as the professional reference point. The facility pricing methodology features a patented benchmarking process that determines the cost of a group of like claims from like providers in the same geography.
Negotiation Services. Our negotiation services are designed to assist payers with pricing out-of-network claims from providers with whom neither the payer nor Claritev have been able to secure a contractual discount. We handle these claims on an individual basis and attempt to negotiate with the provider an acceptable payment amount for a specific claim that includes member protections from balance billing.
Surprise Bill Services. Introduced in 2021, our surprise bill services are designed to help payers comply, or help their employer/plan sponsor clients comply, with the NSA, which became effective on January 1, 2022 and requires healthcare providers to give patients who do not have, or are not using, certain types of healthcare coverage or who are not using certain types of healthcare coverage an estimate of their bill for healthcare items and services before those items or services are provided.
Vistara. Vistara is a form of reference-based pricing that bundles member and provider engagement tools to enable employers and other health plan sponsors to offer low-cost health plans. The engagement tools include member shopping based on quality, cost and provider acceptance of the reimbursement; provider education and, where applicable, negotiation in advance or after service; point-of-service cash payment processing; and other features designed to ensure satisfaction of both members and providers while delivering significant cost reduction.
Network Solutions
Our network solutions are designed to reduce the per-unit cost of claims through contracts with providers and facilities that establish discounts with member protection from balance billing in exchange for patient steerage and other provider-friendly terms and conditions. These solutions generally are used first in a solution hierarchy in which members are actively steered to participating providers through online and other directories. The solutions leverage our extensive network development, credentialing and data management capabilities as well as a sophisticated transaction engine that matches rendering provider information on the claim to the applicable network contract so the discount can be applied. We offer a variety of network configurations to support all types and sizes of health plans, generally used as either the primary network, or as a complement to another primary network.
Primary Networks. For payers without their own direct contractual discount arrangements with providers, our primary networks serve as the network for the payer’s commercial health plans in a given service area in exchange for a per-employee-per-month ("PEPM") rate, or as the payer’s out-of-area extended primary network in exchange for a percentage of the savings identified. Our national primary network, branded PHCS Network, has been continuously accredited for credentialing by the National Committee for Quality Assurance ("NCQA") since 2001.
Complementary Networks. Our complementary networks provide clients with access to our national network of healthcare providers that offer discounts under the health plan’s out-of-network benefits or otherwise can be accessed secondary to another network. Payers use the network to expand provider choice for consumers and to achieve contracted price reductions with member protections on more claims.
Network Management Services. We also offer network build and network management services. Network build services comprise custom development of and/or access to primary network contracts, leveraging our extensive network development team and analytic tools, including a tool combining internal provider data with public sources to enable strategic targeting of providers to be contracted.
Payment and Revenue Integrity Solutions
Our payment and revenue integrity solutions use data, technology and clinical expertise to assist payers in identifying improper, unnecessary and excessive charges before or after claims are paid, as well as issues with premiums paid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and revenue integrity solutions can be used before payment, to correct overpayments before they are issued, or after payment to enable the recovery of overpaid dollars. Revenue integrity solutions help identify, and allow clients to correct, errors in plan enrollment data that lead to underpayment of CMS premium dollars. The solutions rely heavily on our internal and other data sources, advanced analysis and transaction processing technology, as well as clinical expertise to aid in the identification and selection of issues to be addressed with the least provider abrasion.
Clinical Negotiation. This is a specialized pre-payment integrity service targeting claims not reduced through a commercial healthcare payer’s primary network(s). Eligible claims are taken through payment integrity analytics and a scoring process to identify scenarios where a clinical discussion with the billing provider is warranted. Based on the resulting score, a claim reduction is negotiated with the provider based on clinical findings and a signed agreement is obtained.
Pre-Payment Integrity. Payment integrity analytics are utilized on claims before payment, which may include any of the following additional reviews: medical coder, clinician, medical record or itemized bill. Claims are returned with recommended corrections. Some of the solutions are also integrated into Claritev's network pricing and claims intelligence solutions so the majority of clients benefit from our pre-payment integrity solutions.
Post-payment Integrity. Coordination of Benefits identifies payments that should have been made by a health plan member's other health insurance coverage (for example, if the member's spouse has coverage through another employer-sponsored plan). Subrogation solutions identify payments made related to an accident that are the responsibility of another responsible third party. The solutions use data, technology and highly experienced staff to identify cases, validate coverage status, report or recover dollars paid in error and assist with root cause correction to avoid future potential overpayments. Subrogation solutions are also available in a Software-as-a-Service ("SaaS") model.
Revenue Integrity. Targeting issues unique to MA payers, these solutions use data, technology and clinical expertise to help identify and restore underpaid premiums and aim to improve accuracy of future premiums paid to MA plans by CMS. There are three solutions currently offered, typically used in combination: Medicare Secondary Payer Validation; End Stage Renal Disease Premium Restoration; and Part D Other Health Insurance.
Data and Analytics Solutions
Our data and analytics solutions are comprised of next generation, healthcare-focused data and advanced analytics that apply descriptive, predictive and prescriptive analytic solutions to help clients optimize decision-making about plan design, plan performance, network configuration and competitive positioning. These solutions support virtually all types of payers including: employers, brokers and TPAs; medical, point solutions, supplemental and stop-loss carriers; and benefit administrators and professional employer organizations. The Company currently reports revenues from data and analytics solutions in claims intelligence solutions and will likely do so until revenues from this solution line become more significant.
PlanOptix®. This healthcare price transparency software suite enables clients to quickly query and navigate over 500 billion records of publicly available machine-readable files ("MRF") with payer and provider pricing data across top national and regional payer organizations. The MRF data ingested by the software is enriched using Claritev and external data sources, including demographic and affiliate data derived from Claritev’s network of contracted providers.
CompleteVue™. This modern software platform provides enriched publicly available price transparency data and advanced analytics to help health systems and providers gain actionable insights for improved patient care and strategic financial decision making. As a distinctive product in the healthcare marketplace, CompleteVue makes sense of the billions of public records of healthcare pricing within seconds. All data within CompleteVue is based on publicly available price transparency MRF, Medicare rates and third-party benchmark data.
BenInsights®. This software platform enables payers and employers to harness a holistic view from their financial and clinical data, providing clarity to identify prevention-based opportunities and improve outcomes for employer plan sponsors and their advisors. BenInsights is integrated with over 200 carriers, TPAs, pharmacy benefit managers and other vendors to quickly and accurately combine and connect a health plan’s data to produce intuitive dashboards and other financial and clinical reporting and decision tools.
Risk Scores. These solutions complement existing actuarial-based modeling with next generation predictive and prescriptive analytics, including: risk models and Smart Cards that identify and address emerging issues; automated underwriting to improve plan pricing; and other analytics that enable insights and recommendations for government and commercial health plans of all sizes.
Supplemental Carrier Services. These services are provided to supplemental and stop-loss health insurance carriers and address pressure from employer groups and policyholders to increase the value of policies by deploying technology to increase the likelihood that a benefit is identified and paid to the policyholder. Our Medical Claims Integration solution integrates medical claims to identify, notify and pay supplemental benefits.
Markets We Serve
Through our four primary solution categories, we provide solutions that address these major market segments: commercial healthcare payers, TPAs, employers, brokers/consultants, providers, government healthcare payers and system integrators. The following table represents which of our market segments we target with each of our primary solution categories.

	Commercial Healthcare Payers	Third Party Administrators	Employers	Brokers / Consultants	Providers	Government Healthcare Payers	System Integrators
Claims Intelligence Solutions	☑	☑	☑	☑
Network Solutions	☑	☑	☑	☑	☑	☑
Payment & Revenue Integrity Solutions	☑	☑	☑	☑		☑
Data and Analytics Solutions	☑	☑	☑	☑	☑	☑	☑
Substantially all of Claritev's solutions are available in all 50 U.S. states and the District of Columbia. All solutions are available to all applicable clients regardless of geographic location, company type or size.
Commercial Healthcare Payers
According to CMS, commercial healthcare was projected to account for about 52.2% of the total $5.6 trillion U.S. medical spend in 2025. Commercial health plans are offered either as an insured program where the plan sponsor – typically an employer – and its members pay a monthly premium and the insurer pays the medical costs from those premium dollars, or as self-insured plans funded by the employer/plan sponsor and its members from a pool of funds earmarked for this purpose. Self-insured plans are typically administered by insurance companies on an ASO basis or TPAs. Often, particularly for the national insurers, this ASO business is larger than the fully-insured business in terms of membership. In 2025, about 67% of covered workers were in a plan that is self-insured. As of December 31, 2025, and consistent with Claritev’s revenue mix, four of the largest publicly-held commercial health insurers reported that over 70% of their commercial membership was in self-insured plans. According to a recent report from Mark Farrah Associates, ASO membership as of second quarter of 2025 was approximately 133.3 million, an increase of 1.6 million members from second quarter 2024.

Claritev services benefit both fully-insured and self-insured health plans. We work with fully-insured plans directly, including national insurers, Blue Cross and Blue Shield plans and provider-sponsored and independent health plans. We work with self-insured plans primarily through their plan administrators, which include the same types of companies as well as TPAs and sometimes the employers/plan sponsors themselves. Over 84.5% of our 2025 revenues are attributed to self-insured plans that we service through their payers or directly.
The commercial health segment also includes individual health plans which are fully-insured and which may or may not be sold through the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (as amended, the "Affordable Care Act") exchanges. Claritev supports individual plans through the insurance companies offering these plans and does not sell to individuals directly.
Government Healthcare Payers
This market segment includes Medicare, Medicaid, TRICARE, Federal Employees Health Benefits, Veterans Administration and other federal health programs (state and municipal government health plans typically are managed as commercial plans). Commercial insurers and health plans also participate in this market segment, but there also are payers that operate government plans exclusively. Most, but not all, of Claritev’s commercial healthcare services also are of value to payers of government programs.
Medicare Advantage plans serve the Medicare-eligible population in a private plan alternative to traditional Medicare. Kaiser Family Foundation reports that enrollment in MA plans more than doubled over the last decade. As of 2025, an estimated 34.1 million people were enrolled in MA plans compared to 32.8 million in 2024. MA payers have a greater need for billing and payment accuracy than they do for cost management, because healthcare prices largely are set. With the growth this segment has and continues to see, there is heightened competition among payers, which also drives the need for assistance in building network access.
Medicaid and Managed Medicaid. An estimated 69.8 million people were enrolled in Medicaid and 7.3 million were enrolled in CHIP (Children’s Health Insurance Program) plans as of September 2025. This reflects a decrease of approximately 3.0% for Medicaid and an increase of less than one percent for CHIP over September 2024 figures.
Other Programs. We have a history of developing custom networks for TRICARE and Veterans Administration programs. These are RFP driven and Claritev partners with one or more payers bidding on the business.
Property and Casualty Healthcare Payers
This market segment includes payers of the medical services arising from work-related injuries and auto accidents, as well as other types of property and casualty insurance. There is little overlap between the commercial and government payers and those in this segment. These insurers are often serviced by third parties that perform bill review services that include access to provider networks. We typically work with these service providers versus the carriers directly.
Supplemental Health Insurance Carriers
The total annualized in-force premium for the employer-based supplemental health insurance industry was just over $11.5 billion at end of 2022. The top carriers account for a majority of this market, and Claritev contracts with many of these leading carriers.
Clients
Claritev wholesales its solutions through multiple channels to a broad and diverse set of clients and end users, including: large ASO providers; fully-insured carriers; regional payers; TPAs, brokers and consultants; and property and casualty and other supplemental insurance carriers. We work directly with over 750 payers to manage medical costs and billing and payment accuracy for their ASO clients and fully-insured health plans where applicable. We serve national and regional insurance companies, Blue Cross and Blue Shield plans, provider-sponsored and independent health plans, TPAs, property and casualty insurers, bill review companies and other companies involved in the claims adjudication process on behalf of commercial and government health plans or property and casualty insurance policies. We also work with employers directly and through their brokers/consultants and indirectly serve consumers accessing healthcare services through these diverse channels.
We believe we have strong relationships with our clients, which include substantially all of the largest health plans and their ASO platforms. Contract terms with larger clients are often three years and as many as five years, while mid- to small-sized client contracts are often annual and typically include automatic one-year renewals. We continue to experience high renewal rates and our top ten clients based on full year 2025 revenues have been clients for an average of over 20 years. Our client relationships are further strengthened by the fact that Claritev is electronically integrated with its clients in their time-sensitive claims processing functions, and we support highly flexible benefits offerings to an extensive group of clients who often feature a Claritev-owned logo on membership cards when our networks are used.

Although the end beneficiaries of our solutions are employers and other plan sponsors and their health plan members, our direct clients are typically payers, including ASOs and TPAs, who go to market with our wholesale solutions to those end clients. We estimate that in 2025 our clients served over 100,000 self-insured employers/plan sponsors actively using our solutions through the ASO distribution channels and direct relationships, which generated over 84.5% of our combined claims intelligence and network revenues in 2025. Two clients individually accounted for 29.2% and 10.4% of total revenues for the year ended December 31, 2025, and two clients individually accounted for 27.7% and 15.9% of total revenues for the year ended December 31, 2024. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations. However, at the plan sponsor level, our revenues are dispersed across a broad array of employers/plan sponsors who utilize Claritev's offerings as their out-of-network solution and revenue concentration is significantly lower.
Network
We believe we have the largest independent provider network outside of the top national payers, with over 1.4 million healthcare providers as of December 31, 2025. The breadth of our provider network enables us to offer extensive, flexible network configurations to our clients, which we believe is a competitive advantage. Our team of network development professionals manages these network relationships across our Primary and Complementary PPO Networks. For existing providers, the goal of the network development team is to strengthen our existing provider relationships, help providers maintain participation across products and increase the discounts the providers extend to our clients that utilize our provider networks.
In addition, the network development team is responsible for executing new contracts with providers that are not currently affiliated with our networks, either on behalf of our own network or on behalf of a payer that seeks to outsource its network contracting function. The network development team manages a sophisticated program of data mining, profiling, recruiting and ultimately contracting with new providers to increase the value provided to clients. An incentive driven pay-for-performance compensation plan measures and rewards the success of our network development team.
Our Competitors
We compete with other companies in our markets on the basis of the effectiveness of our cost-saving solutions, the quality of our client service and the prices of our solutions. We believe no single competitor currently offers the same breadth of services we provide. The breadth of our services exposes us to a broad range of competitors as described below. Any businesses we acquire in the future may introduce us to additional competitors. Our competitors vary by service, as follows:
Claims Intelligence Solutions. Claritev competes with a variety of medical cost management companies for negotiation, reference-based pricing and surprise billing services. We compete for these services on the basis of savings effectiveness, provider acceptance and plan member satisfaction. Our workflow and claim processing technology, user interaction and data and analytic tools are key competitive advantages. Claritev's competitors for these services typically are reference-based pricing services. They include 6Degrees, Advanced Medical Pricing Solutions, ELAP Services, Payer Compass, Zelis, ClearHealth Strategies and Naviguard.
Network Solutions. We compete directly with other independent PPO networks, which are primarily regional and with PPO network aggregators on the basis of network discounts, access, quality and price. PPO aggregators offer national access by patching together third-party networks, in some cases including Claritev's network. While aggregators rely on third-party networks, Claritev's network features direct contracts with 98% of its participating providers. Claritev's competitors for these services typically include First Health Group Corp., TRPN and Zelis. We also compete with PPO networks owned by large payers, primarily on the basis of independence and flexibility. Our nationwide Primary PPO Network has held NCQA accreditation since 2001, which we believe provides assurances to payers and consumers regarding the quality of the providers in our network.
Payment and Revenue Integrity Solutions. We compete with a variety of larger and smaller vendors of payment and revenue integrity solutions. Our Payment Integrity solutions compete on the basis of analytic breadth and depth, human expertise and scope. We believe that nearly all payment integrity competitors originated as post-payment specialists and to varying degrees have migrated services to a pre-payment modality, while our solutions were initially built to focus on examining claims before payment occurs. Further, we believe we also have a broader capability to address post-payment integrity. Our Revenue Integrity solutions compete on the basis of identification of and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors. Our competitors for these solutions typically include Optum, Conduent, Cotiviti, Inc., SCIO and The Rawlings Group.
Data and Analytics Solutions. We compete with a variety of vendors in each of the main product categories in our data and analytics solutions line. Our PlanOptix price transparency solution competes with a solution offered by a strategic alliance between Turquoise Health and Milliman. Our BenInsights data warehouse and analytics solutions competes with solutions offered by Cotiviti, HDMS, Artemis and Merative. In risk modeling and digital underwriting, we compete with solutions offered by Milliman, Gradient AI, 3M and John Hopkins ACG. Our Medical Claims Integration solution competes with solutions offered by Nayya and Alight. Our advanced analytics solutions compete with solutions offered by Milliman.
Government Regulations
We believe that each of Claritev's solution offerings bears less regulatory risk than other healthcare businesses that bear insurance risk and bill federal healthcare programs or directly provide care. While we support clients that are regulated entities, we generally are not directly regulated and face significantly lower levels of regulatory complexity. We function as a transaction processor and we believe we have limited risk for solutions or billing.
Claritev does not deliver healthcare services; provide or manage healthcare services; or provide care or care management. Our business is compensated directly by private payer clients, not by Medicare, Medicaid or other government healthcare programs. In some instances, we provide services to payers that contract directly with a federal or state agency. In those instances, we may be subject to certain federal and state law requirements associated with those programs as a First Tier, Downstream or Related entity ("FDR"). As an FDR to these clients, we are subject to requirements which prohibit an individual or entity who has been convicted of program-related crimes or other violations from providing services to, or receiving payment from, government healthcare programs. Further, we are subject to affirmative legal obligations, as well as contractual requirements with our clients, to check the exclusion status of the individuals and entities we employ against lists of excluded individuals and entities prior to entering into employment or contractual relationships with them and to periodically re-check such lists thereafter, or run the risk of liability under civil monetary penalties laws or a breach of our contractual obligations. We are also required to provide access to contracts, books and records pertaining to services performed in connection with federal or state agency contracts. A failure to comply with FDR requirements or violations of healthcare laws could subject us to audits, corrective actions, contract terminations, criminal or civil penalties and/or debarment or exclusion from government healthcare programs.
Through our client relationships, we are subject either directly or indirectly to federal and state laws and regulations that govern privacy, security and breaches of patient information as well as the conduct of certain electronic healthcare transactions. These laws include, for example, the Health Insurance Portability and Accountability Act ("HIPAA") and the Health Information Technology for Economic and Clinical Health Act ("HITECH"), each as amended, and the regulations that implement such laws, which collectively impose rules protecting individually identifiable health information and setting national standards for the security of electronic Protected Health Information ("PHI"). We are a "Business Associate" (as defined by HIPAA) of our clients. As such, we must comply with all applicable provisions of HIPAA, including the HIPAA Security Rule and applicable provisions of the HIPAA Privacy Rule and the Breach Notification Rule. Violations of such provisions may result in civil monetary penalties, resolution agreements, monitoring agreements, and, in certain circumstances, criminal penalties including fines and/or imprisonment. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of patient information. In addition to HIPAA, there are federal and state laws that protect types of personal information that may be viewed as particularly sensitive, including substance use information, genetic information, HIV/AIDS status, and mental health information. The Federal Trade Commission has also interpreted existing consumer protection laws to impose standards for the collection, storage, processing, use, retention, disclosure, transfer, disposal and security of information about individuals, including health-related information. State privacy laws are changing rapidly. Massachusetts and New York, for example, have enacted regulations and statutes that require any entity that holds, transmits or collects certain personal information about their residents to adopt a written data security plan that meets the requirements set forth in the statute, and to timely report certain unauthorized access to, or disclosure of, that data. In California, the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), provides California residents with a number of privacy-related rights and is more stringent in many respects than other state laws currently in effect in the United States. Further, each year a number of proposals related to the collection, use, disclosure, confidentiality and security of personal information, including health-related information, are considered before federal and state legislative and regulatory bodies. These laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities.
In addition, we are subject to certain state licensure and/or certification laws and other state and federal laws and regulations governing our operations and our products. Among other examples, contracts governing our relationships with healthcare providers may be subject to the federal Anti-Kickback Statute, federal False Claims Act and comparable state laws, as well as state laws prohibiting fee-splitting and the corporate practice of medicine and state and federal laws regarding transparency. The federal False Claims Act, for example, prohibits knowingly submitting, or causing to be submitted, false claims or statements to the federal government, including to the Medicare and Medicaid programs. The law contains whistleblower provisions, which allow private individuals (known as relators) to sue on behalf of the federal government for conduct that defrauded the federal government. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as billing for services not provided, coding errors and providing care that is not medically necessary or that is substandard in quality. In addition, the government or a regulator may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. States have similar false claims act laws. Failure to comply with such laws can result in civil or criminal liability such as penalties, fines and/or exclusion from federal healthcare programs. Furthermore, we may be subject to some state laws regulating the ability of PPOs to allow broad access to their provider networks.
We may also directly or indirectly be subject to state and federal regulation regarding the payment of out-of-network claims, including regulations regarding the determination of payment amounts and what data and other factors are permitted to be used by commercial health payers and other payers in making such determinations, as well as regulations targeting surprise billing and requiring transparency. For example, effective January 1, 2022, the NSA prohibits certain out-of-network providers from charging patients an amount beyond the in-network cost sharing amount for services rendered, subject to limited exceptions. Regarding services for which balance billing is prohibited, the NSA establishes an independent dispute resolution ("IDR") process for providers and payers to handle payment disputes that cannot be resolved through direct negotiation. The law is being implemented through several IFRs and Final Rules, as well as other guidance issued by the U.S. Department of Health and Human Services ("HHS") and other governmental entities. We expect additional guidance and regulations that may continue to change our understanding of the obligations of our clients under the NSA, such as a substantial IDR operations proposed rule addressing aspects of the IDR process that is likely to be finalized in 2026, which will require updates to processes and impose additional compliance obligations for our payer clients. Any future healthcare measures and agency rules implemented on us and the healthcare industry as a whole is unclear. Additionally, the implementation of healthcare reforms may negatively impact our clients, or our contractual relationships with those clients and our business in general.
In addition to enacting the NSA, the Consolidated Appropriations Act also revised and clarified requirements of the Mental Health Parity and Addiction Equity Act ("MHPAEA"). The MHPAEA, enacted in 2008, prohibits health plans from providing less favorable mental health and substance use disorder benefits than medical/surgical benefits, whether measured in terms of quantitative treatment limitations or non-quantitative limitations ("NQTLs"). Specifically, the MHPAEA prohibits imposing NQTLs on mental health or substance use disorder ("MH/SUD") benefits without performing comparative analyses on what impact those NQTLs will have. Plans are required to provide these comparative analyses to the Department of Labor ("DOL") and HHS upon request and the DOL and HHS are required to review at least 20 health plans for mental health parity each year. In 2021, the DOL reviewed over 100 plans and determined that none of the comparative analyses were sufficient as initially submitted. In 2022 and 2023, the DOL and HHS reviewed over 40 plans and determined once again that none of the comparative analyses were sufficient. In 2023, in response to the observations made by the DOL and HHS, the Biden administration released a substantial proposed rule that would impose additional requirements on plans and issuers with respect to the comparative analyses. Over 9,000 comments were received in response to the proposed rule. A final rule was published in September 2024, adding layers of complexity to the process for our payer clients. The final regulations are intended to provide more clarity to ensure more plans comply with the MHPAEA NQTL Analysis requirement. The final rule became effective in multiple stages, partially effective as of January 1, 2025 and fully effective on January 1, 2026. Under the final rule, the focus has shifted to promote access to MH/SUD services by ensuring NQTLs are not applied more stringently to MH/SUD services and to standardize how MH/SUD services are categorized. To support our clients, we have initiated an annual process to review the prior year and create comparative analyses for aspects of our services related to network participation, credentialing and other processes to assist clients in completing their own analyses. Additionally, states have begun to impose or update their own mental health parity initiatives, some of which require heightened annual reporting. Beginning January 1, 2026, with the full implementation of the final rule, it is unclear how our role in preparing comparative analyses will change, however, we will continue to support our clients with their need for documentation to comply with MHPAEA.
We may also be, directly or indirectly, subject to regulations in some states governing the submission of true and accurate claims, or regarding the application of payment integrity edits to claims, including regulations impacting what data and other factors are permitted to be used by commercial health payers and other payers in making such determinations. Our services may directly or indirectly be subject to state regulations specifically covering certain categories of clients, such as workers' compensation insurers and auto medical insurers. We regularly monitor legislative and regulatory activity in all states and at the federal level that could impact any of the products we offer in all relevant market segments. In addition, we are committed to supporting our clients in meeting their regulatory obligations and, as such, we work cooperatively with them in establishing processes and procedures that comply with applicable requirements.
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

Information Technology
We have made significant investments in data and technology assets and infrastructure. We continue to invest in data science capabilities, including in AI. Our investments in capitalized software create a data and technology platform that is deeply integrated with many of our clients' technology environments in a highly customized manner and which positions us well in our clients' workflow by accessing and processing claims prior to payment. This prepayment position allows claims to be repriced if out-of-network, or screened for payment integrity issues such as fraud, waste and abuse. This common platform provides a single interface to multiple products and operates at scale. The technology infrastructure underlying our platform provides flexibility to process additional volumes or integrate new products, without substantial incremental investments in infrastructure or people. We believe our platform is among our most differentiating competitive advantages and leveraging this platform to expand our suite of products and solutions to add more value to the significant volumes of in-network, MA and Managed Medicaid claims flows already processed through our platform is a critical objective within our growth strategy.
Our investments in technology infrastructure enable us to automatically process significantly more transactions with greater accuracy and greatly improve our capacity to continuously serve our clients. In 2025, our prepayment Payment Integrity and reference-based pricing solutions returned 99% and 97%, respectively, of claims within one day. Our proprietary network repricing application is capable of returning approximately 99% of repriced claims to our payer clients on the same day. Our proprietary negotiation application features portal technology with electronic signature acceptance, sophisticated claim distribution and enhanced prioritization algorithms. We have implemented connectivity via Electronic Data Interchange ("EDI") or direct integration using web services with all of our top clients. During 2025, the majority of claims processed in our system were received via EDI or direct web service integration, with some claims now being received via Fast Healthcare Interoperability Resources ("FHIR") Application Programming Interface ("API"). As we process more claims through EDI, direct web service integration and APIs, our substantial back-office interconnectivity significantly reduces complexity and the number of processing errors. We process approximately 30 million claims every month, continuously growing our data assets and enhancing our ability to meet the needs of our clients.
Sales and Marketing
We have expanded our account management function into a newly formed Client Success Team. Their skills and expertise will support increased client satisfaction, as well as further adoption of our extensive set of solutions, thereby increasing overall value and savings for our clients. We are expanding our partnership and channel strategy to broaden the set of capabilities we offer to clients, as well as achieving deeper penetration in new and existing markets. These initiatives will increase the overall value we provide to our clients while accelerating revenue growth by enhancing existing solutions and bringing new products to market.
Human Capital
We believe that attracting, retaining and managing a diverse and talented workforce is crucial to our success and our employees. To ensure our employees have the opportunity to grow, develop and excel, we build a foundation for long-term success and continued growth by offering a range of helpful resources and benefits. We strive to create an environment where all employees feel valued, supported and empowered. We aspire to a culture built upon shared values that emphasizes respectful communication, inclusivity, effective collaboration, innovation and a commitment to high standard of behavior and performance.
We rebranded our core values to align with the Company's broader rebranding initiative. Our four BEST values - Bold with purpose, Excellence in action, Stronger as a team and Take on ownership - serve as the foundation of our culture and guide how employees work, collaborate and make decisions every day.
Learning and Development. Continuous learning is central to unlocking associates’ potential and supporting Claritev’s long-term growth strategy. Associates create semi-annual development plans aligned with business priorities and career goals and complete at least five hours of tracked annual learning to build skills and measure progress.
Our dedicated Talent Growth and Development Team partners closely with leadership to deliver development opportunities aligned with both organizational objectives and individual career advancement. We offer a broad range of learning programs through external partnerships, including self-directed learning, live instructor-led workshops and specialized leadership programs designed to prepare future leaders. We also support external learning through conference participation and a tuition reimbursement program while offering our departments tailored training aligned to their specific needs.
Talent, Opportunity and Inclusion. Claritev is dedicated to fostering an inclusive environment where associates can be engaged and make meaningful contributions. By valuing individuals with varied backgrounds, skills and experiences, we aim to build a culture that drives innovation, collaboration and long-term success. Our priorities include attracting, retaining and promoting a workforce that reflects a broad range of perspectives essential to our business and the communities we serve.

Recognition and Performance Enablement. We strengthen associate engagement, satisfaction and performance by recognizing contributions to both colleagues and the Company. Our STAR (Service, Talent, Achievement & Reward) recognition framework provides formal and informal tools to reinforce behaviors aligned with our BEST values and business objectives.
The Multi-STAR platform offers a structured, multi-tiered approach to recognition, enabling associates to celebrate cultural observances, career milestones, peer appreciation and monetary awards tied to defined levels of contribution. In 2025, we expanded this program with the introduction of the President’s BEST Award, recognizing exceptional achievements that exemplify our BEST values.
Our Performance Enablement Program promotes a culture of high performance through a structured approach grounded in core competencies aligned with our values. In 2025, we introduced enhancements to our performance management system, including new tools and defined performance cycles focused on goal setting, check-ins, development planning and evaluations. Our pay-for-performance philosophy reinforces accountability and ensures exceptional performance is recognized and rewarded.
Compensation, Benefits and Well-Being. Our compensation philosophy emphasizes rewarding performance aligned with organizational goals. We offer competitive pay and a comprehensive benefits package, including healthcare benefits, flexible spending and health savings accounts, life insurance, disability coverage, a generous paid time off policy and a 401(k) plan with employer match.
We also provide financial wellness resources through partnerships with MMA Prosper Wise℠ and Bank of America, offering employees access to tools, resources and unlimited consultations with financial coaches. We maintain an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares at a 15% discount, supporting our goal of attracting, retaining and motivating talent.
As of December 31, 2025, we had approximately 3,000 full-time employees. None of our employees are represented by a labor union.
Available Information
For more information on the topics above, please see our corporate responsibility report that can be found on our website at www.claritev.com.
The information on our websites is not, and shall not be deemed to be, a part of or incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.
We are subject to the reporting and information requirements of the Exchange Act. As a result, we file periodic reports and other information with the SEC. We make these filings available free of charge in the Investor Relations section of our corporate website (www.claritev.com), as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website, http://www.sec.gov, that contains our annual, quarterly and current reports, proxy statements and other information we file electronically with the SEC.

Item 1A. Risk Factors
RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.
Business and Operations Risks
Our success is dependent on retaining our key clients, as well as the success of those clients, as we depend on a core group of clients for a significant portion of our revenues.
If a significant client terminates or does not renew or extend or significantly reduces the level of business under its contract with us, our business, financial condition and results of operations could be adversely affected. Our client contracts generally permit our clients to terminate with relatively short notice, including without cause. Further, our client contracts generally do not contain any minimum utilization of the purchased products and solutions. Our two largest clients accounted for approximately 29.2% and 10.4%, respectively, of our revenues for the year ended December 31, 2025. While we believe our client relationships are strong, if we lose any one of our largest clients, one of our largest clients significantly reduces its use of our products and solutions, or if any one of our largest clients negotiates less favorable terms with us, in particular pricing terms, our revenue may be materially and adversely impacted. For example, we have observed significant reductions in the use of our products and solutions by certain clients and experienced pricing pressure from significant clients in the past, which has adversely impacted our revenue. Revenue from clients that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
Many organizations in the insurance industry are consolidating, which could also result in the loss of one or more of our significant clients. To the extent that these consolidation trends do not cause the loss of clients, we could nevertheless encounter greater client concentration as our clients become parts of larger organizations, potentially resulting in overreliance on a few key clients, decreased flexibility, increased vulnerability to client churn and similar challenges. In addition, we could lose significant clients due to competitive pricing pressures or other reasons. Any of the foregoing factors, along with other factors, could also result in us receiving a lower ranking in our client's claims matching process, which would reduce the number of claims we match and, as a result, would reduce our revenues. Due to the substantial fixed costs in our business and the time and expense it would take to decrease certain variable costs, especially personnel, the loss of a significant client or receiving a lower ranking in our clients' claims matching process could cause a material decline in our profitability and operating performance.
Our success is also dependent on our clients' ability to attract individuals to join their health plans. Many individuals receive their coverage through their employer and thus employers play a large role in selecting which health plan their employees use. Our clients may also lose members due to competition or if businesses reduce headcount, whether due to cost reductions, automation, technological advances, or otherwise, and thus the number of employees who receive health insurance. In addition, our clients may reduce the scope of the health coverage they provide, which may then result in us matching fewer claims. If our clients suffer a decline in the number of members of their health plans or reduce the scope of the insurance coverage they provide, fees from the number of claims we match and the amount of PEPM fees we receive may decrease, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, the majority of our contracts contain payment terms that are based on a percentage of savings to the client or on the number of covered employees and most contain no minimum requirements for the number of claims that the client must process through us. As a result, the termination of client contracts, the material reduction by our clients of claims processed through us, or our inability to generate significant savings with respect to client claims would adversely affect our business, financial condition and results of operations.
We may be unable to achieve some or all of the operational, growth and other benefits that we expect to realize through our strategic plans, including our Vision 2030 transformation plan.
In support of our Vision 2030 transformation plan, which aims to reduce costs and invest in technology for future growth, we have developed and will continue to develop, new or additional strategic plans, including technological transformation, product development and solution expansions, sales and marketing initiatives, mergers and acquisitions, improvement initiatives and efficiency measures to help self-fund some of the necessary investments to support these strategic plans. For example, we are consolidating our cloud infrastructure on Oracle Cloud Infrastructure to support our digital transformation, which we anticipate will enable us to better support our clients’ needs by improving efficiency and creating a more flexible infrastructure to meet evolving market demands.
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
We may not successfully enter new lines of business, launch new products or broaden the scope of our solutions, and such activities may result in expenditures we cannot recoup, divert management's attention or otherwise strain our business.
Fundamental to our growth strategy is our entrance into new lines of business, launch of new products and expansion of our solutions. Our Vision 2030 transformation plan aims to, among other things, reduce the concentration of our revenues and reduce our dependence on the commercial and payer markets as well as reduce our dependence on out-of-network claims within the commercial market.
We may not achieve our expected growth if we do not successfully enter these new lines of business, launch new products, and continue to broaden the scope of our solutions. These efforts may require significant upfront and ongoing expenditures that we may not be able to recoup in the future. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to improve and integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore, focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business. These efforts may also divert management's attention and expose us to new risks and regulations. As a result, entering new lines of business, launching new products and broadening the scope of our solutions, or conversely the failure to do so, may have material adverse effects on our business, financial condition and results of operations.
If we are unable to sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be materially and adversely affected.
We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives, including our Vision 2030 transformation plan, and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our platform development, difficulties in executing our business plans and fulfilling our obligations and other operational challenges. In addition, we have a substantial amount of indebtedness. See "-Risks Related to Indebtedness" below. Any of these developments could materially and adversely affect our business, financial condition and results of operations.
Our operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including recent trends of reduced healthcare utilization and increased patient financial responsibility for services.

Our operations have been, and may continue to be, adversely impacted by the effects of reduced utilization of the healthcare system. Although we believe the recent trend of reduced utilization in the healthcare system has lessened, any future reduced utilization or the continuation of the trend of increased patient financial responsibility for services may adversely impact our business. Other trends in the U.S. healthcare system that may impact our business are increased patient responsibility for medical care due to products such as high-deductible health plans and the elimination of any coverage for out-of-network services or other actions by payers to incentivize the use of in-network care. These trends may lead to either a reduction in utilization of the healthcare system, a reduction in the utilization of the healthcare system that is covered by third party payers or a reduction in the utilization of out-of-network services. Trends in the utilization of the U.S. healthcare system can be influenced by a multitude of factors, including, without limitation, decisions to delay medical care, especially elective procedures, economic pressures and any shift in approach by payers. These and other factors may result in a decline in the number of claims we process and, as such, our operations may be adversely impacted.
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
We may seek to divest portions of our business or assets that are not deemed to fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as the ability to dispose of such businesses or assets on satisfactory terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions or other strategic projects or initiatives, loss of key employees or clients, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such divestitures and other adverse financial impacts. If we do not complete these activities in a timely manner, or do not realize anticipated cost savings, synergies and efficiencies, business disruption occurs during or following such activities, or we incur unanticipated charges, this may negatively impact our business, financial condition, operating results and cash flows.
The market for our products and solutions is fragmented and competitive and we may not be able to maintain our competitive position in the market.
With respect to our claims intelligence solutions, we face increasing competition from other medical cost management companies for fee negotiation, referenced-based pricing and surprise billing services. These competitors vary in size and services offered. Many of these competitors compete with us on price, which has compressed and may continue to compress our margins.

With respect to our network solutions, we face direct competition from health maintenance organizations ("HMOs") and other independent PPOs, which are primarily regional, and with PPO network aggregators that offer national access by patching together third-party networks. At times we also compete with PPO networks owned by our large payer clients. Our clients often select PPO providers by specific geography based upon the magnitude of the discount provided or the breadth of the network. Although we are one of the largest independent PPO network providers, regional and local PPO network providers may have deeper discounts or broader networks within their region, potentially leading our clients to select such competitors in specific geographies.
With respect to our payment and revenue integrity solutions, we face competition from a variety of large and small vendors offering these services. Our payment integrity solutions compete on the basis of analytic breadth and depth, human expertise and scope. Our revenue integrity solutions compete on the basis of identification of and assistance in restoration and preservation of underpaid premiums from CMS caused by member eligibility and status errors.
With respect to our data and analytics solutions, we face competition with a variety of different vendors for each of the main product categories. These competitors vary in size and services offered as well as target market segments. We expect competition to continue to increase with respect to each product category.
With regard to each of our solution offerings, we cannot assure you that we will be able to maintain our competitive position. Our failure to do so may have a material adverse effect on our business, financial condition and results of operations.
If competition or pricing pressures increase, our growth and profits may decline.
Pricing is highly competitive across all of our lines of solution. For example, while competition with regard to our claims intelligence solutions has historically been centered on savings effectiveness, provider acceptance and plan member satisfaction, price has become increasingly important as competition has increased. Likewise, our network-based services compete on the basis of many factors, including the quality of healthcare services, the breadth of provider networks, the discounts afforded by the provider contracts and the efficiency of the administration of claims, but we expect that price will continue to be a significant competitive factor.
Considering these pricing pressures, we anticipate that our clients, regardless of solution line, will be sensitive to price. Further, our client contracts are subject to negotiation and renegotiation. As a result, our clients may switch to the services of a competitor with more favorable pricing, reduce the products or services they purchase from us, or purchase different types of products that are less profitable to us. Client consolidation also may make it more difficult for us to attract and retain clients and healthcare providers on advantageous terms. In addition, some of our current and potential competitors have greater financial and marketing resources than us and continued consolidation in the industry may increase the number of competitors that have greater resources than us.
If we do not compete effectively in our markets or if we face significant pricing pressures, our business, financial condition and results of operations may be materially and adversely affected.
Changes in the healthcare industry could adversely affect us.
Our business is dependent on a variety of factors, including our ability to enter into contracts with payers and providers on terms attractive to all parties and the absence of substantial changes in the healthcare industry that would diminish the need for the products and solutions we offer. Our ability to continue conducting business in the current manner could be jeopardized if, among other things, a significant number of payers were to seek price concessions directly from providers. In addition, substantial changes in the healthcare industry, such as the enactment of laws and the adoption of regulations unfavorable to us or our relationships with payers and providers, including the NSA and its implementing regulations, as well as other state laws and regulations aimed at addressing "surprise" billing (medical bills that arise when an insured patient receives care from an out-of-network provider, resulting in costs that were not expected by the patient), a substantial trend towards HMOs from PPOs, the adoption of a single payer healthcare system in one or more states, or in the United States or changes caused by, or that result from, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations and could cause us to substantially alter our business strategy and methods of operation. Furthermore, we may not become aware in a timely manner of changes in regulatory requirements affecting our business, which could result in our taking, or failing to take, actions, resulting in noncompliance with state or federal regulations. Conversely, the Trump administration could take actions with the intent to repeal, modify, or rollback of laws and the regulations that are currently favorable to us, or to our relationships with payers and providers, which could have a material adverse effect on our business, financial condition and results of operations, and could cause us to substantially alter our business strategy and methods of operation.
Evolving industry standards and rapid technological changes, including the adoption and further development of artificial intelligence, could result in reduced demand for our products and solutions.

Rapidly changing technology, including the adoption and further development of artificial intelligence, evolving industry standards and the frequent introduction of new and enhanced products and solutions characterize the market for our products and solutions. Our success will depend upon our ability to enhance our existing products and solutions, introduce new products and solutions on a timely and cost-effective basis to meet evolving client requirements, achieve market acceptance for new products and solutions and respond to emerging industry standards and other technological changes. We may not be able to respond effectively to technological changes, new industry standards, or updated regulatory requirements. Moreover, other companies may develop competitive products or services, or our clients may develop internal solutions, that may result in reduced demand for our products and solutions.
We operate in a litigious environment which may adversely affect our financial results.
We may, and in the past have, become involved in legal actions and claims arising in the ordinary course of business, including litigation regarding employment matters, breach of contract, violations of laws and regulations and other commercial matters. Further, we are the subject of governmental investigations from time to time. Due to the inherent uncertainty in the litigation or governmental investigation process, the resolution of any particular legal proceeding or governmental investigation could result in changes to our products and business practices and could have a material adverse effect on our financial position and results of operations.
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions and healthcare cost management providers, such as Claritev, are sometimes made party to such suits or involved in related litigation. Further, we may be, and have been in the past, made party to such lawsuits or litigation may be brought independently or directly against us under various legal bases, including breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or the Racketeering Influenced and Corrupt Organizations Act, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims, or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation. Refer to "Claims and Litigation" in Note 15, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information
Because we operate in an industry that is highly regulated and where such regulations are continuously evolving, we cannot assure you that new federal and state laws and regulations or other changes that adversely impact healthcare providers or insurers will not lead to increased litigation risk to us and other cost management providers and insurers. Exacerbating this risk is that many healthcare providers and insurers have greater financial resources than us and other healthcare cost management providers have and may be more willing to engage in, and devote resources to, litigation as a result. In addition, certain of the agreements we enter into include indemnification provisions that may subject us to costs and damages in the event of a claim against an indemnified party.
We maintain insurance coverage for certain types of claims; however, such insurance coverage may not apply or may be insufficient to cover all losses or all types of claims that may arise. Further, even if we were to prevail in any particular dispute, litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
Lawsuits of the types set out above could materially and adversely affect our results, especially if they proliferate. In addition, such lawsuits may affect our clients' use of our products and solutions, especially our cost management products and solutions.
Our business may be adversely affected by large-scale public health emergencies, pandemics, and other extreme or catastrophic events.
Large-scale public health emergencies, pandemics and other extreme or catastrophic events, such as natural disasters or geopolitical conflicts, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and adversely affect our business. The extent to which such events could impact our business, results of operations, or financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of such events; government, business and individual actions taken in response to such events; the impact of any such events on national and global economic activity; significant volatility and disruption of the financial and labor markets, which could negatively impact our ability to access capital in the future; and disruptions in the healthcare market. Furthermore, public health emergencies, pandemics and other extreme or catastrophic events could result in unexpected changes in utilization of healthcare services, such as widespread deferrals of elective care as was the case during COVID-19, which could impact our business, results of operations and financial condition.

We depend on our providers and our PPO networks to maintain the profitability of our network and claims intelligence solutions, as well as the future expansion of our operations.
The healthcare providers that constitute our network are integral to our operations. Specifically, a portion of the revenues from our claims intelligence solutions are based on a percentage of the price concessions from these providers that apply to claims of our payer clients. Further, our ability to contract at competitive rates with our PPO providers will affect the attractiveness and profitability of our network products. Finally, the providers that constitute our network may be important to our launch of new products and the expansion of the solutions that we offer. Consequently, our ability to maintain and grow our provider network is important to our operations.
Typical contracts with our providers have a one-year term and are renewable automatically for successive one-year terms, although most such contracts permit early termination without penalty and with short notice periods. These contracts are also subject to negotiation and revisions with respect to the level and amount of price concessions for medical services. The termination of a significant number of contracts with our high-volume providers, the inability to replace such contracts, or the negotiation of contracts with lower discounts resulting in reduced price concessions would adversely impact our network of providers and thereby reduce the number and value of claims we are able to match and the attractiveness of our network to our clients. Further, increasing consolidation in the provider sector also may make it more difficult for us to contract at competitive rates and could affect the profitability of our products.
Maintaining and growing our PPO networks is also important as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our solutions to these insurance carriers and employers or that they will not resort to other means to achieve cost savings, including by in-sourcing or expanding their in-sourcing of such solutions. Our clients may further disaggregate the solutions we provide for them generally or in certain geographical areas, such as individual states, and in doing so may create more competitive pricing conditions for such solutions. Moreover, some of our clients have acquired or may acquire our competitors.
All the above factors may decrease or slow the growth in the demand for our solutions, which may materially and adversely affect our business, financial conditions and results of operations.
Our PPO networks may experience decreases in discounts from providers, thereby adversely affecting our competitive position and revenue.
Our PPO networks receive discounts from healthcare providers (such as acute care hospitals, practitioners and ancillary facilities) who participate in such networks. These discounts could be reduced due to the desire of healthcare providers to increase their net level of reimbursement from payers. Healthcare providers could also reduce the discounts provided to our PPO networks as a result of reduced or lower contracted rates that such providers obtain from our PPO competitors, any of whom may have greater market penetration and/or the ability to direct more patients to such providers. Any such reductions may reduce our revenues and make our network less attractive to our clients.
Pressure from healthcare providers, and/or changes in state laws, regarding access to preferred provider networks may adversely affect our profitability and ability to expand our operations.
A number of healthcare providers have historically sought and in the future may seek to limit access to their contractually negotiated network discounts by, for example, limiting either the type of payer or the type of benefit plan that may access a contractual network discount. In addition, some states have proposed legislation designed to regulate the secondary PPO market by limiting the ability of preferred provider networks to offer broad access to discounted rates negotiated with contracted providers. For example, certain states have proposed or implemented laws limiting access to provider networks by requiring that the applicable network be identified on a member's identification card in order for the network discount to apply. Although many of our network offerings are branded, such that members carry identification cards branded with our network logo, we also operate a non-logo business. Where enacted, such laws may adversely affect our non-logo business by limiting our ability to continue this business in existing markets or to expand it into new markets.
The inability of our clients to pay for our products and solutions could decrease our revenue.
Our health insurance payer clients may be required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, the financial stability of our payer clients may be adversely affected by a variety of factors, including costly litigation or regulatory changes. Our ability to collect fees for our products and solutions may become impaired if our payer clients are unable to pay for our products and solutions because they need to maintain cash reserves, if they fail to maintain required balance sheet ratios or if they become financially unstable or insolvent. Any of the foregoing in the future could adversely affect our revenues and cash flows.
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
The cost of providing our solutions, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire, assimilate and deploy new employees;
•our ability to forecast demand for our solutions and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience to support our projects;
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
Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, overhead and capital and other investment-related expenditures. If we are unable to effectively manage our costs and expenses and achieve efficiencies, our competitiveness and profitability may be adversely affected.
Risks Related to Information Technology Systems, Cybersecurity, Artificial Intelligence and Intellectual Property
Security breaches, loss of data and other cyber incidents or disruptions could compromise sensitive business or patient information and negatively impact our business and reputation, harm both us and our clients and create liability.
Our business is dependent upon our ability to (1) receive, store, retrieve, process, analyze and manage data, (2) maintain and upgrade our data processing capabilities, and (3) deliver high-quality and uninterrupted access for our clients to our computer systems. In connection with doing so and otherwise in the operation of our business, we collect, use and maintain various types of sensitive information, including PHI and individually identifiable information. In order to process and analyze data and sensitive information, deliver access to our computer systems to our clients, maintain protected information and otherwise operate our business, we operate information systems and maintain connectivity from multiple facilities, including our data centers and the public cloud as well as access by our distributed and remote-first workforce and utilize software and services from third parties.
Despite our implementation of our cybersecurity risk management programs, processes and practices, our technology environment (and those of third parties on which we rely) may be vulnerable to social engineering, malware, physical break-ins, security flaws, zero day vulnerabilities, attacks by threat actors and other cyber-incidents and disruptive problems caused by employees, contractors, clients, users, vendors or other third parties (including bad actors). Social engineering, phishing, computer viruses, ransomware and other cyber-attacks, break-ins or other security problems could lead to, and our safeguards may not prevent, incidents of inappropriate and/or unauthorized access to or acquisition or exfiltration of protected information by our employees, contractors, vendors and/or bad actors, as well as interruption, delays or cessation in our use of our technology environment and service to our clients and the operation of our business. Our vulnerability to security breaches and other cyber incidents may also be heightened due to our remote and varied geographical workforce operations, as many of our employees utilize network connections outside our premises. Further, the use of AI capabilities may also increase the risk of cybersecurity incidents. Such vulnerabilities and incidents may result, and on limited occasions in the past have resulted, in unauthorized access, exfiltration, use, disclosure, modification, or deletion of protected information that is transmitted or stored over our networks as well as interruption, delay, or cessation in our use of our technology environment as well as service to our clients and the operation of our business.
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
•increase operating expenses as necessary to investigate security breaches and notify affected parties, remediate and/or enhance security controls, comply with federal, state and international regulations, defend against and resolve actual and potential claims, implement and maintain any additional requirements imposed or adopted by reason of such claims or by government action, and take action to manage public relations issues and preserve our reputation;
•harm our reputation and deter or prevent clients from using our products and solutions, and/or cause clients to find other means to achieve cost savings, including by switching to a competitor or by in-sourcing such services; and
•jeopardize the security of confidential information stored in the computer systems of our clients in light of the frequent communication and sharing of files, data and information with our clients.
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
A significant security breach or incident of the types described above could result in loss of clients, loss of revenues, damage to our reputation, direct damages, regulatory implications, costs of repair and detection and other unplanned expenses. While we carry cybersecurity and privacy insurance to cover events of the sort described above, the coverage may not be adequate to compensate us for losses that may occur as a result of such events.
If we fail to execute our cybersecurity risk management programs and/or our strategy do not perform as intended, we may suffer security and privacy breaches and our business and reputation could be adversely affected.
We depend on uninterrupted computer access for our clients and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our clients to seek alternative service providers.
Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Our success is dependent on our ability to deliver high-quality and uninterrupted access for our clients to our computer system, requiring us to protect our computer equipment, software and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures and other catastrophic events, in addition to the cybersecurity and privacy breaches noted in the risk factor immediately above. Our success is also dependent on our continued access to our licenses with third parties that provide us with software. Interruption of our or our cloud service provider's and other key vendor's information technology environment, including data processing capabilities, for any extended length of time, loss of stored data, programming errors, or other technological problems could impair our ability to provide certain products and solutions. A system failure, if prolonged, could result in reduced revenues, loss of clients and damage to our reputation, any of which could cause our business to materially suffer. In addition, due to the highly automated environment in which we operate our computer systems, any undetected error in the operation of our business processes or computer software may cause us to lose revenues or subject us to liabilities for third party claims. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.
Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.
We largely rely on our own multi-layered technical security controls and confidentiality procedures, including employee nondisclosure agreements for certain employees, to maintain the confidentiality and security of our trade secrets, know-how, internally developed computer applications, business processes and other proprietary information. If third parties gain unauthorized access to our information systems or if our proprietary information is misappropriated, it may have a material adverse effect on our business, financial condition and results of operations. Trade secret laws offer limited protection against third party development of competitive products or services. Further, because we lack the protection of registered copyrights for our internally developed software applications, we may be vulnerable to misappropriation of our proprietary applications by third parties or competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming and the outcome is unpredictable. The failure to adequately protect our proprietary information could have a material adverse effect on our business, financial condition and results of operations.
Our business relies on third party providers of cloud services, and any disruption of, or interference with, our use of cloud services could materially and adversely affect our business, financial condition, or results of operations.
We outsource much of our core infrastructure services to third-party providers, including Oracle Cloud Infrastructure, Amazon Web Services, Microsoft Azure, Salesforce, and SAP. These third-party providers provide the cloud computing infrastructure we use to host our applications that serve our clients, and support our operations and many of the internal tools we use to operate our business. A subset of our applications and internal tools use computing, storage, data transfer, and other functions and services provided by third parties. We do not have control over the operations of the facilities of the third-party providers that we use. The third-party providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, human error, and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our applications are hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.
Additionally, data stored with any third-party provider is vulnerable to experiencing cyberattacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee theft or misuse, and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our clients’ data, or disrupt our ability to provide our products and solutions, including due to any failure by us to properly configure our third-party provider environment. Our business’ continuing and uninterrupted performance is critical to our success. Clients may become dissatisfied by any system failure that interrupts our ability to provide our products and solutions to them. We may not be able to easily switch our current operations to another cloud or other data center provider if there are disruptions or interference with our use of a third-party provider, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures could reduce the attractiveness of our solutions, damage our reputation, and materially and adversely affect our business.
The third-party providers do not have an obligation to renew their agreements with us on terms acceptable to us or at all. Although alternative cloud or data center providers could host our business on a substantially similar basis to our current third-party providers, transitioning our current cloud infrastructure to alternative providers would be subject to other providers having available capacity and could potentially be disruptive and result in significant costs. If we are unable to renew our agreement with our third-party providers on commercially acceptable terms, if our agreements with our third-party providers are prematurely terminated, or if we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud or data center providers. If any of our infrastructure providers increase the costs of their solutions, our business, financial condition, or results of operations could be materially and adversely affected.
We employ third-party and open source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license, or the terms of open source licenses could result in increased costs, or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Commercially reasonable alternatives to the third-party software we currently license may not always be available and such alternatives may be difficult or costly to implement. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. This third-party software may also expose us to additional risk of cybersecurity and data privacy breaches. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated and these risks could negatively affect our business.
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
If our ability to expand our network and technology infrastructure is constrained, we could lose clients and that loss could adversely affect our operating results.
The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our network and technology infrastructure and other resources and further expansion of our operations will require substantial financial resources. Our growth strategy includes the launch of new or expanded products and solutions and the evaluation of opportunities in new geographic markets as well as in adjacent and new market verticals, which will likely significantly increase the demands placed on our network and technology infrastructure. To accommodate such growth, we must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, changing client requirements and current and future growth initiatives. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we process. We also may not be able to reprice or expand and upgrade our systems and infrastructure to accommodate such increases. Projecting such needs may be particularly difficult for new solutions, products and solutions or for the expansion of existing solutions and products into other markets in which we have limited or no prior experience. We may be unable to expand or adapt our network infrastructure to implement our growth strategy or otherwise meet additional demand or our clients' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information technology systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to successfully implement our growth strategy or otherwise take full advantage of the market for healthcare applications, products and solutions. Our inability to expand and adapt our network and technology infrastructure could result in our clients utilizing the products and solutions of our competitors or in-sourcing such products and solutions.
We have begun to incorporate, and plan to further incorporate in the future, more advanced AI in our product and solution offerings, and challenges with properly managing the use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations, financial condition, and/or cash flows.
We have begun incorporating, and plan to further incorporate in the future, more advanced AI capabilities into certain product and solution offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. We also use and plan to continue to use AI capabilities offered by third parties to drive efficiencies and improvements in the operation of our business. Our incorporation of AI into our products and solutions, and our use of AI offered by third parties, could subject us to competitive risks, potential legal liability, regulatory scrutiny, ethical concerns and reputational harm, and our business, financial condition, and results of operations may be adversely affected. These risks are particularly present if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, especially given our positioning in the healthcare industry where the use of AI is subject to additional scrutiny and potential regulation.
Intellectual property protection in the field of AI is currently under assessment, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and output data. Moreover, some of the AI capabilities of our products involve, or may involve, the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, each of which may be interpreted in ways that may affect the way in which we engage with AI and require us to make changes to our business practices and products to comply with such obligations. Our use of AI technologies may involve the storage and transmission of confidential or sensitive information, including personal information of employees, clients and others, as well as PHI of our clients’ patients. Our use of AI capabilities could pose risks to our clients, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our adoption of these capabilities more generally. Such risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used, the potential for bias or inaccuracies in the data used to train our AI capabilities, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise personal data or overall functionality. Such risks could negatively affect the performance of our systems, services and business, as well as our reputation and the reputations of our clients, and we could incur liability as a result.
We may be sued by third parties for alleged infringement of their proprietary rights.
Our success depends also in part on us not infringing the intellectual property rights of others. Our competitors, as well as other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, such third parties may claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and solutions, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, Section 404 of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.
As described elsewhere in this Annual Report on Form 10-K, we identified material weaknesses in our internal control over certain IT general controls for certain information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.
In order to remediate the material weaknesses, management is actively developing a remediation plan designed to strengthen our IT general control processes and controls. This plan will include, but is not limited to, (i) implementing new controls and/or modifying existing controls, including user access and change management controls, and (ii) training of relevant personnel on the design and operation of any new or modified IT general controls. We can give no assurance that the measures we have taken and plan to take in the future will fully remediate the material weaknesses identified in a timely manner or that any additional material weaknesses will not arise in the future. Furthermore, remediation efforts are time consuming, costly and place significant demands on our resources and may result in a diversion of management's time and attention. We have, and expect to continue to, dedicate significant resources to the improvement of our internal control over financial reporting.
Our controls, including any new controls that we develop, may become inadequate because of changes in conditions in our business or otherwise. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. While these material weaknesses did not result in a material misstatement to our financial statements, any failure to maintain effective internal control in the future could result in a restatement of our consolidated financial statements for prior periods and adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to continue to list our Class A common stock on the NYSE.
Our recent implementation of a new ERP system may adversely affect our business and results of operations or the effectiveness of our internal control over financial reporting.
We have recently implemented a new enterprise resource planning ("ERP") system, SAP, as part of a plan to integrate and upgrade our systems and processes. ERP implementations are complex, labor intensive and time-consuming projects, and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and client support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns as a result of the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material weakness in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal control. We are continuing to work towards aligning our new ERP system with our internal control framework. If we do not address observations identified to-date or in the future, we may conclude that there are deficiencies or weaknesses in our internal control over financial reporting, which could affect our evaluation, and our independent public accountant’s audit, of our internal controls, and our ability to produce timely and accurate financial statements could be impacted. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
Changes in accounting principles may negatively affect our results of operations.
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require changes to our client and vendor contracts, business processes, accounting systems and internal control over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to timely meet our financial reporting obligations.
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
Although we did not have any goodwill impairment charges following our annual impairment test in the fourth quarter of 2025, we have incurred such impairment charges in the past and we may incur such impairment charges in the future. The current goodwill impairment analysis incorporates our expectations for moderate sales growth and the overall outlook was consistent with our long-term projections.
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
We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time-to-time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Changes in tax laws or exposure to additional income tax liabilities may negatively affect our business, results of operations, financial condition, and cash flows.
We are a U.S.-based company subject to income and other non-income-based taxes in the United States. The tax laws in the United States could change on a prospective or retroactive basis at any time, and any such changes could materially and adversely affect our business, our results of operations and our effective tax rate. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the way we operate in order to minimize increases in our tax liability. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition and results of operations.
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
Significant increases in inflation, particularly those related to wages and services and, to a lesser extent, goods, can have an adverse impact on our business, financial condition and results of operations. Specifically, the inflationary pressure on labor costs could lead to a reduction in profitability, as we may face challenges in maintaining our margins. In recent years, we have experienced inflationary pressure on wages and the consequential compression of our margins. Although inflation appears to be stabilizing, we continue to take steps to maintain satisfactory margins. However, it is possible that those steps will not be successful, and that inflation will adversely affect our profitability.
There is a rapidly evolving awareness and focus from stakeholders with respect to environmental, social and governance practices, including anti-ESG sentiment, which could affect our business.
Stakeholder expectations with respect to environmental, social and governance ("ESG") matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, data privacy and cybersecurity, support for local communities and corporate governance. Furthermore, we may at times engage in voluntary initiatives, such as voluntary disclosures, certifications, or goals, to improve our ESG profile. However, such initiatives may be costly and may not have the desired effect, and we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our stakeholders may judge our actions to be insufficient and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary. A failure to adequately meet stakeholders’ expectations may result in loss of business, and an inability to attract and retain clients and talented personnel, which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our Class A common stock and cost of capital.
Conversely, anti-ESG sentiment has gained momentum across the U.S., with a growing number of states having enacted or proposed "anti-ESG" policies, legislation or issued related legal opinions. For example, the Supreme Court’s recent ruling striking down race-based affirmative action in higher education has increased scrutiny of corporate diversity, equity and inclusion ("DEI") practices. Some groups and state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate DEI practices are racially discriminatory and unlawful. Such anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could expose us to scrutiny, reputational risk, lawsuits, or market access restrictions.
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
We face risks related to severe natural events which have the potential to disrupt our operations and may increase as a result of climate change. Natural disasters, adverse weather conditions, and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses by disrupting our operations, or those of our clients or vendors, as a result of potential office closures or damage from severe weather. Further, severe weather may reduce healthcare utilization. Any prolonged disruption in the operations of our facilities, in particular our data centers, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire, or any other reason, could cause service interruptions or reduce the quality level of products and solutions that we provide, damage our reputation and harm our operating results. Our disaster recovery plan and business interruption insurance may not be sufficient to mitigate the effects of such events or compensate for losses that may occur. If weather patterns become more volatile as a result of the potential effects of climate change, severe weather events may become more frequent or more widespread. An increase in frequency or severity of natural events may result in greater disruption to our operations and increased cost for, or lack of availability of, property and liability insurance for our offices and data centers located in areas subject to such severe weather events.
Risks Related to the Healthcare Industry and other Legal Regulations
We operate in an industry that is subject to extensive federal, state and local regulations. Changes in existing healthcare laws and regulatory interpretations on a state or federal level may adversely affect us.
The healthcare industry is subject to extensive and evolving federal, state and local regulations, including among other things, laws and regulations relating to:
•health benefit plans subject to ERISA;
•commercial health benefit plans subject to state licensure and regulation;
•privacy and security of patient information, including HIPAA;
•the conduct of operations, including fraud, waste and abuse, anti-kickback, patient inducement and false claims prohibitions;
•mental health parity obligations imposed by federal and state laws;
•the operation of provider networks, including transparency, access, licensing, certification and credentialing requirements;
•the methods of payment of out-of-network claims, including "surprise" billing subject to the requirements of the NSA and its implementing regulations, or applicable state laws;
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
•state laws and licensure requirements required for insurance producers and adjusters; and

•payers subject to the requirements under federal healthcare reform.
As a provider of healthcare cost management products, solutions and technology as well as network management solutions to our clients and as a subcontractor to contractors with federal and state governments, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels with respect to the above laws. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws from time to time, including in private litigation. Statutory changes to, or changes in the interpretation or enforcement of, the laws and regulations described above may significantly impact or restrict our ability to carry on our business as currently conducted and may have a material adverse impact on our business, financial condition and results of operations. The expansion of our operations into new products and solutions or new geographic markets may expose us to additional requirements and potential liabilities under additional statutes, legislative schemes and licensure requirements that previously have not been relevant to our business, that may increase demands on our resources for compliance activities, and that may subject us to potential penalties for noncompliance with statutory and regulatory standards. Under our contracts we are also subject to audits by our clients and are regularly required to attest as to our compliance with our contracts and applicable laws and regulations. We and our healthcare clients may also be subject to investigations and proceedings that seek recovery under laws such as federal and state false claims acts, civil monetary penalties laws, and anti-kickback laws applicable to the business of our clients. Since the products and solutions we provide are not reimbursed by government healthcare programs, such fraud, waste and abuse laws generally do not apply to our business, however, some laws may be applicable to us. The laws, regulations, and other requirements in this area are broad and complex and judicial and regulatory interpretations can be inconsistent. We are unable to predict how these laws, regulations or other requirements will be interpreted or the full extent of their application, particularly to products and solutions that are not directly reimbursed by government healthcare programs.
In addition, private citizens, acting as whistleblowers, can sue on behalf of the government under the qui tam provisions of the federal False Claims Act and similar statutory provisions in many states. Investigations or proceedings could subject us or our clients to various civil and criminal penalties and administrative sanctions, which could include terminations of contracts, fines and suspension and debarment from doing business with the government. If we are found to be in violation of any applicable law or regulation or are subject to an audit, investigation or proceeding, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and could have a material adverse effect on our business, financial condition and results of operations.
New federal and state laws and regulations could force us to change the conduct of our business or operations, affect our ability to expand our operations into other geographic markets, increase costs or delay or prevent the introduction of new or enhanced solutions and products, or impair the function or value of our existing solutions and products, any of which could have a material adverse effect on our business, financial condition and results of operations.
In recent years, Congress has introduced and, in some cases passed, a number of legislative proposals governing various aspects of the healthcare industry, including initiatives to provide greater government control of healthcare spending, to broaden access to healthcare services, to prohibit, restrict or address "surprise" billing by out-of-network providers, to strengthen obligations for mental health and substance use disorder parity in healthcare services and to change the operating environment for healthcare providers and payers. Federal and state efforts to reduce healthcare spending may materially and adversely affect our business, financial condition and results of operations. Our failure to anticipate accurately the application of such proposals or future laws and regulations, our failure to adapt our solutions to them or our failure to comply with them may create liability for us, result in adverse publicity, reduce our market share, and may have a material adverse effect on our business, financial condition and results of operations. We are unable to predict the success of such initiatives, but, if passed, these and other efforts may adversely affect our business or operations, may create unexpected liabilities for us, may cause us or our clients to incur additional costs, and may restrict our operations or the operations of our clients.
Healthcare reform laws such as the Affordable Care Act have had a significant impact on the healthcare industry, including changing the manner in which providers and payers contract for products and services. In addition, under the Affordable Care Act, payers are required to meet certain financial criteria. While these obligations directly affect many of our clients, the obligations may also affect the contract terms and relationships between us and those clients. In addition, the Consolidated Appropriations Act, 2021, included the NSA, which provides new protections for patients from "surprise" bills, creates new processes for payments to non-participating providers and facilities, and necessitates new compliance efforts by group health plans and health insurance issuers offering group or health insurance coverage, as well as non-participating providers and facilities. While we currently service payer clients that are already subject to certain state-level "surprise" billing laws, we cannot assure you that the NSA and its implementing regulations, or any other initiatives aimed at addressing "surprise" billing, if implemented, would not adversely impact our ability to continue certain lines of business in existing markets or expand such business into new markets or adversely affect the contractual terms and relationships between us and our clients or result in additional compliance costs. Additional NSA implementing regulations could inject further uncertainty or require additional or revised compliance efforts by our clients. By way of example, although we have continued to expand our end-to-end services offered to our clients with respect to the NSA, which has, together with a shift to our other products and services, offset the negative impact of the NSA on certain lines of business, the complexity and ever-evolving nature of the NSA has been challenging. We have expended significant cost and effort, especially in terms of staffing, in order to provide these services to our clients. Although we remain ready to assist our clients with regard to NSA compliance and we will continue to adapt to evolving NSA regulations, we cannot assure you that we will be able to do so successfully or at the level of profitability of our other lines of business.
The extent to which any such judicial, legislative, regulatory or administrative changes, if made, may impact our business or financial condition is uncertain. Although laws such as the Affordable Care Act and the NSA have not caused us to significantly change our client contracts or other aspects of our business, it is difficult to quantify the financial impact of such laws and there can be no assurances that we will not be adversely impacted in the future by any amendments to, interpretations of or rule-making regarding these or other healthcare laws or regulations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion as well as federal and state courts. The Loper Bright decision by the Supreme Court in 2024 has increased uncertainty in the regulatory space by overturning the Chevron requirement that judges defer to the expertise of administrative agencies when the underlying statutory requirements are ambiguous. The application of these laws to us or our clients or the specific products and solutions we deliver and the relationships we have with our clients is not always clear.
As we have begun incorporating, and plan to further incorporate, more advanced AI capabilities into our products and solutions, the evolving legislative, judicial and regulatory landscapes relating to AI, may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business, especially that of our data and analytics solutions line. The actual or perceived failure to comply with regulatory requirements and laws relating to AI could result in significant liability or reputational harm. President Trump finalized an Executive Order on December 11, 2025, with the stated purpose of establishing a "minimally burdensome" national standard and to prevent state-by-state regulations of AI. As part of the Executive Order, an AI Litigation Task Force will be established and tasked with challenging what federal regulators deem as overly burdensome state laws. At this time, it is unclear whether and to what extent states may challenge the Executive Order, but we anticipate a number of states are likely to do so, and that the central issue of preemption will be determined in the courts over the coming months and years.
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
State laws and regulations governing our business vary widely among the states in which we operate and include laws requiring credentialing of all network providers and "any willing provider" laws requiring networks to accept as participating providers any qualified professional who is willing to meet the terms and conditions of the network. There is little regulatory or judicial guidance with respect to the application of such laws, and in some cases, they may increase the costs of operations in such states. Should a state in which we operate determine that our network does not meet state requirements, we may be subject to administrative penalties or other administrative actions or private litigation.
Several states have implemented legislation mandating certain contract terms in provider contracts for group health plans, PPOs, HMOs and other third-party payers. Depending on the state, these mandatory contract terms may relate to prompt payment, payment amounts and payment methods. As a result of such legislation and potential future legislative initiatives, we may be required to amend some of our provider contracts and comply with legislative mandates related to payment. Violations of prompt payment laws, which regulate the amount of time that may elapse from when a payer receives a claim for services rendered to when those services are paid, may result in requirements to pay interest in addition to any amounts owed to providers, and may lead to reputational harm or result in a breach of our contractual obligations to certain clients if our failure to reprice claims timely causes payers to become responsible for such amounts.
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
Changes to state laws and regulations or the interpretation and enforcement of such state laws and regulations may adversely impact our existing business in certain states or restrict our ability to expand our operations in other states, in each case potentially adversely impacting our business, financial condition and results of operations.
Our use and disclosure of certain types of protected information, in particular individually identifiable information and health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability, and integrity of certain types of protected information, in particular individually identifiable health information and PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our clients, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to applicable state patient confidentiality and other laws that are not preempted by HIPAA, including those that may be more stringent than HIPAA.
In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the U.S. Department for Health and Human Services Office for Civil Rights ("OCR") and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant, and the OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys' fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents and, on limited occasions in the past, we have experienced immaterial breaches. In addition, we may not be able to prevent incidents of inappropriate use, disclosure or unauthorized access to or acquisition of PHI by our employees or contractors and, on limited occasions in the past, we have been notified by our contractors of limited instances of such inappropriate use, disclosure or unauthorized access. Any such breaches or incidents could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.
Numerous other state, federal and foreign laws govern the collection, dissemination, use, disclosure, access to, confidentiality and security of health information and personal data, breaches of such information, and actions that a business must take if it experiences a data breach or cybersecurity incident, such as prompt disclosure to affected clients or individuals or, in the case of a material breach, public disclosure pursuant to the recently enacted cyber security rules and regulations of the SEC. In addition, Congress and some states may consider new laws and regulations that further protect the privacy and security of medical information and personal data and that address data breaches. The Federal Trade Commission ("FTC") and states Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and regulations requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information, such as the CCPA and the CPRA. As with HIPAA, these laws may apply directly to our business or indirectly by contract when we provide products or solutions to other companies. Recent expansions of our business, including our data and analytics solutions line, involve the processing and analysis of third-party data which may include PHI or other protected personal information which has increased our potential obligations with respect to compliance with state, foreign, federal or other laws. Further legislation and regulation in this area, including that pertaining to AI and related technologies, may further exacerbate these compliance obligations or restrict the operation of our business. If we are found out of compliance with applicable state, federal, or foreign laws and regulations, we could potentially be subject to civil or criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.
Heightened enforcement activity by federal and state agencies may increase our potential exposure to damaging lawsuits, investigations and other enforcement actions.
In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such investigation or action could force us to expend considerable resources to respond to or defend against such investigation or action, could adversely affect our reputation or profitability and could be disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries are difficult to predict. Unfavorable outcomes from these claims, lawsuits and governmental inquiries could adversely affect our business, financial condition and results of operations and we could incur substantial monetary liability and/or be required to change our business practices. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain clients and employees.
By way of example, the Affordable Care Act increased the penalties applied under the Federal Sentencing Guidelines for federal healthcare offenses that affect a governmental program. The fraud enforcement provisions would apply to us to the extent we are deemed a government contractor for a federal healthcare program.
A number of laws pertain to our relationships with physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. Judicial and regulatory interpretation or other guidance regarding the application of these types of laws to businesses such as ours is limited. These laws regarding fee splitting and the corporate practice of medicine could be invoked by litigants in a breach of contract dispute against us or in an action to find our contracts to be legally invalid or unenforceable. In addition, patients may seek to hold us responsible for third parties' recommendations regarding the appropriateness of providers' medical treatment plans for patients. We could be subject to claims or investigations under certain state laws were such laws interpreted to apply to our provision of such recommendations.
A number of laws could impact our out-of-network products. Federal and state regulators may investigate us or our clients with respect to the payment of out-of-network claims, including the determination of payment amounts and what data and other factors are permitted to be used by commercial health payers and other payers in making such determinations, or the calculation of required amounts under the NSA, as well as investigations related to regulations requiring transparency.
We can provide no assurance that state or federal regulators will not take the position that our current and planned activities and the conduct of our business constitute illegal fee-splitting, the unlawful corporate practice of medicine or a breach of any legal duty. We also cannot provide any assurance that such regulators will not contend that our current and planned activities do not comply with laws and regulations relating to determination of payment amounts, surprise billing or transparency. Moreover, we can provide no assurance that future interpretations or applications of these laws will not require us to make material changes to our operations or business, including with respect to our existing contractual arrangements with providers and payers. If regulatory authorities assert or determine that we have violated any of these laws, we could be subject to significant penalties and/or restructuring requirements in addition to the adverse consequences outlined above, each of which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Indebtedness
Our level of indebtedness and current leverage may materially and adversely affect our ability to raise additional capital to fund our operations or growth and limit our ability to react to changes in the economy or our industry.
As of December 31, 2025, we had total indebtedness of $4,612.4 million in principal balance of our long-term debt and we have drawn $20.0 million under our 2025 Revolving Credit Facility (as defined below) and have $6.4 million in outstanding letters of credit under such facility. Accordingly, we have access to an additional $323.6 million available for borrowing under MPH Acquisition Holdings LLC's ("MPH") $350.0 million senior secured revolving credit facility maturing on December 31, 2029 (the "2025 Revolving Credit Facility"). See Note 9, Long-Term Debt of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

As used herein, references to "First Lien Term Loans" are to the "first-out" first lien term loans maturing on December 31, 2030 under that certain Super Senior Credit Agreement, dated as of January 30, 2025 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the parent guarantors from time to time party thereto, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer (such loans, the "First-Out First Lien Term Loans") and the "second-out" first lien term loans maturing on December 31, 2030 under the First Lien Credit Agreement (such loans, the "Second-Out First Lien Term Loans"); "Second-Out First Lien Notes" are to the "second-out" 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH (the "Second-Out First Lien A Notes") and the "second-out" 5.75% first lien notes due 2030 issued by MPH (the "Second-Out First Lien B Notes"); and "Third-Out First Lien Notes" are to the "third-out" 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH (the "Third-Out First Lien A Notes") and the "third-out" 6.00% cash & 0.75% PIK first lien notes due 2031 issued by Claritev (the "Third-Out First Lien B Notes").
Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Further, our substantial indebtedness, combined with our other financial obligations and contractual commitments, may have a material adverse impact on us and our business. For example, it could:
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
•expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, notwithstanding our entrance into interest rate swap agreements with a total notional value of $800.0 million in 2023 and which do not expire until August 2026;
•result in a lowering or withdrawal of our credit ratings;
•limit the demand, or the price we can obtain, for shares of our Class A common stock in an offering of our stock intended to raise additional capital;
•limit our ability to adjust to, or withstand, changing economic, market and industry conditions and our ability to withstand competitive pressures, especially from those who are not as highly leveraged, as we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy; and
•limit our ability to borrow additional funds or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance, or otherwise settle, our debt obligations depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows provided by our operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness in order to meet our debt service and other obligations. Our ability to restructure, refinance or otherwise settle our debt, whether before or at maturity, will depend on the condition of the capital markets and our financial condition at such time. Any restructuring or refinancing of our debt, whether before or at maturity, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness. Moreover, in the event of our bankruptcy, dissolution, or liquidation, the holders of our senior secured indebtedness and our other indebtedness would be paid in full before any distribution can be made to the holders of our Class A common stock.
As of December 31, 2025, we have drawn $20.0 million under our 2025 Revolving Credit Facility and we have $6.4 million in outstanding letters of credit under such facility, and we may further draw on this credit facility prior to its maturity. If the 2025 Revolving Credit Facility is partially or fully drawn at maturity, we may not be able to pay off all principal and accrued interest or refinance such principal and accrued interest on similar terms, or at all, at maturity. Or, if undrawn or not fully drawn at maturity, we may not be able to enter into a new revolving credit facility for any unused portion of the 2025 Revolving Credit Facility at or before maturity. As such, our financial flexibility and our ability to raise additional capital may be materially constrained.
The agreements that govern the 2025 Revolving Credit Facility, the First Lien Term Loans and the indentures that govern the Second-Out First Lien Notes and Third-Out First Lien Notes restrict our, MPH's and our restricted subsidiaries' ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and, as such, these proceeds may not be adequate to meet any debt service or other obligations then due. These alternative measures to generate cash flow and capital resources outlined above may not be successful and may not permit us to meet our scheduled debt service obligations. See Note 9, Long-Term Debt of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
We are subject to certain affirmative and negative debt covenants under the debt agreements governing our indebtedness that limit our and/or certain of our subsidiaries' ability to engage in specific types of transactions, such as the ability to, among other things:
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
In addition, under the First Lien Credit Agreement, solely with respect to the 2025 Revolving Credit Facility, MPH is required to be in compliance with a consolidated first-out, first lien debt-to-consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio covenant under certain circumstances. MPH's ability to meet such financial covenant can be affected by events beyond our control and MPH may not be able to satisfy such covenant.
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
The debt agreements governing our indebtedness contain customary events of default, subject to grace periods and exceptions, which include, among others, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, in the case of the debt agreements governing the First Lien Credit Agreement, the Second-Out First Lien Notes, and the Third-Out First Lien Notes, failure of a guarantee or a material portion thereof, in the case of the debt agreements governing the senior secured credit facilities (as defined below), a change of control. Upon the occurrence of an event of default under such debt agreements (after giving effect to all applicable notice periods, grace periods, and cures), the lenders and holders of such debt will be permitted to accelerate the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder. These actions by lenders could cause cross-acceleration under the indentures that govern certain of our notes. A significant portion of our indebtedness then may become immediately due and payable. We cannot be certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated repayments. If any such repayment of indebtedness is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.
A lowering or withdrawal of the ratings assigned to our debt instruments by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt instruments could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes in our performance under assorted financial metrics and other measures of financial strength, our business and financial risk, our industry or other factors determined by such rating agency, so warrant. There can be no assurances that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics and factors caused by our operating results or by actions that we take that reduce our profitability. Additionally, actions that require us to incur additional indebtedness for items such as substantial acquisitions, significant increases in costs and capital spending in security and technology systems, significant costs related to settlements of litigation or regulatory requirements, or by returning excess cash to shareholders through dividends may also adversely impact our credit ratings. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our indebtedness. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of our indebtedness. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing and may reduce our profitability.
Despite our current leverage, we and our subsidiaries may still be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks that we and our subsidiaries face.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the debt agreements that govern our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. Further, these restrictions also will not prevent us or such subsidiaries from incurring obligations that do not constitute "indebtedness" as defined in such instruments. If new debt is added to our current debt levels, the related risks that we and our subsidiaries, including MPH, now face could intensify.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly notwithstanding our use of interest rate swaps.
All of the borrowings by MPH under the senior secured credit facilities bear interest at variable rates. As of December 31, 2025, MPH's senior secured credit facilities consist of (a) $322.6 million of First-Out First Lien Term Loans maturing on December 31, 2030, (b) $1,135.4 million of Second-Out First Lien Term Loans maturing on December 31, 2030 and (c) the 2025 Revolving Credit Facility (the "senior secured credit facilities").
In 2023, we entered into three-year interest rate swaps that involve the exchange of floating for fixed rate interest payments with respect to $800.0 million of such borrowings in order to reduce interest rate volatility; however, we did not enter into interest rate swaps with respect to all borrowings under the senior secured credit facilities and there is no guarantee that we will maintain such interest rate swaps or renew such interest rate swaps when they expire. An increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, any future reference rate transitions could result in interest rates and/or payments that result in higher borrowing costs over time.
In the future, we may take various actions in order to reduce our interest rate risk given the interest rate increases and decreases are uncertain. For example, we may pay down or repurchase our borrowings, or we may enter into additional interest rate swaps to further reduce interest rate volatility. However, we may not maintain our current or any future interest rate swaps and, as the case is currently, not all of our variable rate indebtedness may be subject to such swaps. Further, our current or any future interest rate swaps may not fully mitigate our interest rate risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for more information.
Risks Related to Our Class A Common Stock
H&F and the Sponsor beneficially own a significant equity interest in us and their interests may conflict with us or other shareholders' interests.
H&F and the Sponsor collectively control approximately 24.8% of our voting equity. As a result, they have significant influence over our decisions to enter into any corporate transaction. In addition, H&F and the Sponsor are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. H&F and the Sponsor, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our second amended and restated certificate of incorporation, as amended, provides that certain parties may engage in competitive businesses and renounces any entitlement to certain corporate opportunities offered to the private placement investors or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) that are not expressly offered to them in their capacities as our directors or officers. The second amended and restated certificate of incorporation also provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than us and our subsidiaries) do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries.

Our ability to issue equity awards to our employees is limited currently due to the lack of sufficient shares approved by our stockholders as part of our 2020 Omnibus Incentive Plan.
We have reserved substantially all of the available shares of authorized Class A common stock approved by our stockholders as part of the Claritev Corporation 2020 Omnibus Incentive Plan (as amended, the "2020 Omnibus Incentive Plan") in connection with prior grants of equity awards to our employees. The number of remaining shares in our stockholder-approved pool of shares may be insufficient for grants designed to align the interests of our directors, officers and certain key employees with those of our stockholders and incentivize our directors, officers and key employees through equity grants. Although we anticipate proposing an increase in the shares available for grants pursuant to our 2020 Omnibus Incentive Plan at our 2026 Annual Meeting of Stockholders, there can be no assurance that our stockholders will approve such an increase. An inability in the future to make equity grants to our directors, officers and key employees may adversely affect our ability to align the interests of our employees with our stockholders and incentivize our directors, officers and key employees through equity grants.
We have previously been, and may in the future be, subject to securities or other stockholder litigation, which is expensive and could divert management's attention.
In the past, often following periods of volatility in the overall market and the market prices of particular companies' securities, securities class action lawsuits, state stockholder lawsuits or regulatory proceedings have often been instituted against publicly traded companies. Further, companies that have become publicly-traded as a result of a merger with a special purpose acquisition company, have often been subject to such securities class action lawsuits, state stockholder lawsuits or regulatory proceedings. We have been, and may in the future be, the target of these types of litigation or regulatory proceedings. For example, we were previously named as a defendant in two putative class action lawsuits relating to our going public transaction that were consolidated under the caption In Re MultiPlan Corp. Stockholders Litigation, Consolidated C.A. No. 2021-0300-LWW (Del.Ch), which was fully and finally resolved in 2023 via a settlement pursuant to which we and our insurers paid $33.75 million in exchange for a broad release of all claims.
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
Certain provisions of our second amended and restated certificate of incorporation (as amended), amended and restated bylaws, the Investor Rights Agreement, dated as of July 12, 2020, by and among the Company, the Sponsor, Polaris Investment Holdings, L.P. ("Holdings"), H&F, the PIF and certain other parties thereto (as amended, the "Investor Rights Agreement") and debt agreements and instruments may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our Class A common stock.
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
Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our second amended and restated certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue 10,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our second amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to, or on parity with, our Class A common stock, which may reduce its value.
We currently do not intend to declare dividends on our Class A common stock in the foreseeable future and, as a result, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.
We currently do not expect to declare any dividends on our Class A common stock in the foreseeable future. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements, debt service obligations, overall financial condition and other factors that our Board deems relevant. In addition, our ability to pay dividends on our Class A common stock is currently limited by the covenants contained in the agreements governing our debt instruments, and may be further restricted by the terms of any future debt or preferred securities. We cannot guarantee that we will pay, or if commenced continue to pay, a dividend in the future. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our Class A common stock appreciates and you sell your shares at a profit. The market price for our Class A common stock may never exceed, and may fall below, the price that you pay for such Class A common stock.

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
In connection with the Merger Agreement, we, the Sponsor, Holdings, H&F and certain other parties thereto entered into the Investor Rights Agreement, pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy-back and shelf registration rights, subject to cut-back provisions, which rights may facilitate the sale by these holders of a significant portion of our Class A common stock. Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time and could cause the market price of our Class A common stock to decline.
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
•sales of substantial amounts of our Class A common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
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
Risks Related to Global Economics, Political and Regulatory Conditions
We face risks associated with the international expansion of our business.
We have begun to expand our operations internationally as we identify additional markets for our solutions, which may include providing our products and solutions in additional languages and increasing our staffing and real estate footprint globally. Our planned international business operations are subject to a variety of risks, including:
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
•uncertainties relating to foreign rules and regulations;
•limitations on our ability to enter into cost-effective arrangements with business partners;
•imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign businesses, processors or joint ventures;
•difficulties in recruiting and retaining personnel and management of international operations;
•imposition of differing labor laws and standards;
•potential for economic, political or social instability in foreign countries and regions;
•unforeseen international litigation and inability to enforce, protect or defend our intellectual property, or claims of infringement by third parties;
•availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•fluctuations in foreign currency exchange rates;
•limitations on the ability to repatriate foreign earnings, if any;
•imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign businesses, processors or joint ventures; and
•difficulties working within the confines of less developed infrastructure.
We cannot assure you that our current expansion plans will be realized, or if realized, be successful. We expect each country to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that are not successful or are delayed, our reputation, business and financial condition may be harmed.
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
These risks could hamper our ability to successfully market and provide our product offerings and solutions in international markets and increase our cost of doing business generally, any of which, could have an adverse effect on our results of operations, profitability, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

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
Risk Identification
We view the identification of cybersecurity risks as an ongoing and ever-evolving process. As an initial matter, we know we are subject to inherent risks as a result of our business. We discuss these risks above in the section entitled "Risk Factors — Risks Related to Information Technology Systems, Cybersecurity, Artificial Intelligence and Intellectual Property," but the two primary inherent cybersecurity risks we face are: (i) a large scale exfiltration or acquisition of the sensitive data and information we use; and (ii) a prolonged disruption to our information technology environment, impacting our ability to deliver value to our clients.
These inherent risks can become realized risks because of actions taken or caused by a variety of sources. Prevalent sources of risk are external, malicious threat actors, whether motivated financially, politically, or otherwise; Claritev personnel with or without malicious intent; third-party vendors or business partners or breaches impacting them; and natural disasters or other non-malicious events, such as fire, weather, power loss, telecommunications failures and other catastrophic events.
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

Risk Assessment
As a result of the risk identification process, newly identified risks, vulnerabilities or issues are assessed to determine prioritization and to recommend corrective actions. Risks are assessed based on their perceived likelihood and potential impact to determine prioritization and actions. Likelihood is estimated based on various factors such as internet exposure, exploitability, vulnerability severity, threat intelligence and the strength of any mitigating controls. Impact is estimated based on various factors such as the assets that could be impacted (e.g., criticality, size, information sensitivity and volume, etc.), the potential resulting effects to the business (e.g., ability to operate, financial losses, etc.), as well as client needs, reputational implications, competitiveness, potential litigation and regulatory fines.
Risk Management
Once risks are identified and assessed, a risk management plan is determined, based on recommendations from internal and external subject matter experts.
Claritev strives to implement a multi-layered set of security controls based on industry standard security controls frameworks and best practices to mitigate relevant cybersecurity risks. The controls include preventive, detective, and corrective controls and are employed via a combination of security personnel, security technologies and associated policies, standards and processes. Claritev has implemented controls in alignment with SOC 1, SOC 2, and HITRUST frameworks, and measures cybersecurity maturity against the NIST Cybersecurity Framework (CSF).
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
We also engage auditors to perform specific external audits and consultants to perform independent risk assessments. Risk assessments and audits include interviews, documentation reviews and observations of technical controls. We also engage third-party experts to perform technical exercises, such as penetration testing and to facilitate and evaluate our cyber incident readiness.
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
We devote significant resources to cybersecurity, both in terms of financial expenditures and the time and effort of our employees. The devotion of these resources impacts our results and operations and financial condition. Further, cybersecurity considerations may impact our business strategies in the future. For example, as we continue to implement AI in our products and solutions, the cybersecurity risks that are associated with these technologies will be considered when we determine how and to what extent these technologies are utilized.
Governance
Board of Directors
Our Board of Directors is acutely aware of the importance of cybersecurity to the success of our business and that we have a responsibility to take prudent steps to protect the sensitive data that we maintain. To that end, the Board established the Risk Committee. The Risk Committee is currently chaired by Richard A. Clarke and includes Dr. C. Martin Harris and Jason Kap as members, each of whom brings critical skills and perspective to the Committee’s mission regarding cybersecurity and technology. Primary among the areas of oversight of the Risk Committee is cybersecurity, as evidenced by the fact that the Risk Committee receives a cybersecurity briefing from our Chief Information Security Officer ("CISO") at each of its regularly scheduled quarterly meetings as well as a more detailed review of our cybersecurity posture annually. The CISO also provides an annual cybersecurity report to the full Board.

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
Claritev’s CISO, John Riding, has been with the Company since July 2021. He is a two-time CISO, with over 20 years of experience in cybersecurity. Prior to joining Claritev, he was CISO at a technology company in the financial services industry. He has also worked in cybersecurity consulting prior to becoming a CISO and he has experience in cybersecurity strategy, risk management, security architecture, incident response, digital forensics, and compliance. A team of dedicated cybersecurity staff reports to the CISO and is responsible for information security governance, risk, compliance, architecture, engineering, and operations. Mr. Riding receives regular reports from his information security team regarding in place controls, improvement efforts, and ongoing events related to the prevention, mitigation, detection, and remediation of cybersecurity incidents. These reports also include the status of threat and vulnerability management efforts, security controls engineering, user awareness training, third-party risk management, security events, detections, investigations, as well as audit and compliance activities, among others.
Mr. Riding reports to our Chief Digital Officer, Michael Kim. Mr. Kim has served as our CIO and now CDO since late 2013 and has 20 years of experience leading large technology organizations including at major insurance companies such as The Hartford Financial Services Group, Inc. and Torus Insurance Holdings Limited (prior to its acquisition by Enstar Group Limited).
Claritev has also established a cybersecurity risk management committee, which meets quarterly. This committee is comprised of stakeholders and senior leaders across the organization, to review the risks and remediation efforts relevant to their areas.
Item 2. Properties
We lease all of our properties, which are located in 8 states. Our corporate headquarters are located in McLean, Virginia.
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
Our Class A common stock is currently listed on NYSE under the symbol "CTEV."
Holders
As of February 23, 2026, there were 68 holders of record of our Class A common stock. Such number does not include beneficial owners holding our securities through nominee names.

Dividend Policy
We have not paid any cash dividends on our Class A common stock to date nor do we anticipate any such cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon, among other things, our revenues and earnings, capital requirements and general financial condition and the terms of any outstanding indebtedness. The payment of any cash dividends will be within the discretion of the Board at such time.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owner and Management and related Stockholder Matters" in this Annual Report on Form 10-K, for information related to securities authorized for issuance under the Company's equity compensation plans.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On December 18, 2025, the Company’s Board of Directors approved a five-year share repurchase program (the "Five-Year Program") authorizing the Company to purchase up to $75.0 million of its Class A common stock from time to time in open market transactions, subject to compliance with applicable legal requirements. The Five-Year Program was approved starting January 1, 2026 through December 31, 2030 and is subject to a $20.0 million cap per calendar year. As of the date of this filing, the Company has not made any repurchases pursuant to the Five-Year Program.
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and was set to expire on December 31, 2023. On November 8, 2023, the Company announced that its Board of Directors extended the Company’s $100.0 million program to repurchase shares of the Company’s Class A common stock through December 31, 2024. Total shares repurchased amounted to $25.6 million under the share repurchase program by the expiration date of December 31, 2024.
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
Performance Graph
This performance graph shall not be deemed "soliciting material" or "filed" for purpose of Section 18 of the Exchange Act, or incorporated by reference into any filing of Claritev under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total shareholder return for our Class A common stock, the S&P 500 Index and the S&P Composite 1500 Health Care Technology Index for the period from December 31, 2020 through December 31, 2025. Total return is based on historical results and is not intended to indicate future performance. Data assumes an investment of $100 on December 31, 2020 and reinvestment of dividends for the S&P 500 Index and the S&P Composite 1500 Health Care Technology Index. We have never declared or paid cash dividends on our Class A common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Claritev Corporation (CTEV)
S&P 500 Index (SPX)
S&P Composite 1500 Health Care Technology Index

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Claritev Corporation	$100.0	$55.4	$14.4	$18.0	$4.6	$13.4
S&P 500 Index	$100.0	$128.8	$103.8	$128.9	$158.9	$185.0
S&P Composite 1500 Health Care Technology Index	$100.0	$117.6	$100.0	$72.7	$79.7	$69.7
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Part I, Item 1A. "Risk Factors", our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. For further discussion of our products and solutions, technology and competitive strengths, refer to Item 1. "Business". For discussion related to changes in financial condition and the results of operations for fiscal year 2024 compared to fiscal year 2023, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for fiscal year 2024, which was filed with the SEC on February 26, 2025.
Company Overview
Claritev is a technology, data and insights company focused on improving transparency, affordability and quality across the healthcare system. We bring objective, market-based insights to some of the healthcare system's most complex decisions based on decades of claims expertise. By applying data, analytics and experience, we help organizations across the healthcare ecosystem better understand costs, pricing and payment dynamics. This clarity enables more informed decision-making, reduces friction, and improves how the healthcare system functions in service of greater affordability, alignment, and long-term sustainability.
Although the end beneficiaries of our solutions are employers and other plan sponsors and their health plan members, our direct clients are typically payers, including payers providing administrative services only, and TPAs, who go to market with our solutions to those end clients. We offer these payers a single interface to our solutions, which are used in combination or individually to reduce the medical cost burden on their health plan clients by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
The Company, primarily through its operating subsidiary, Multiplan, Inc., d/b/a Claritev, offers its solutions nationally through a range of solution lines, which include:
•Claims Intelligence Solutions are designed to reduce medical cost through data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. Within our claims intelligence solutions, the claim pricing solutions are generally priced based on a percentage of savings achieved. Also included in this category are solutions that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These solutions are generally priced at a bundled PEPM rate;
•Network Solutions are designed to reduce medical cost by providing access to contracted discounts with healthcare providers with whom payers do not have a contractual relationship, through our expansive network of healthcare providers, which forms one of the largest independent preferred provider organizations in the United States. Our network solutions are priced based on either a percentage of savings achieved or at a per employee/member per month fee. This solution category also includes customized network development and management services for payers seeking to expand their network footprint using outsourced services. These solutions are generally priced on a per provider contract or other project-based price;
•Payment and Revenue Integrity Solutions are designed to reduce medical cost through data, technology, and clinical expertise deployed to identify and remove improper and unnecessary charges before or after claims are paid, or to identify and help restore premium dollars underpaid by CMS for government health plans caused by discrepancies with enrollment-related data. Payment and revenue integrity solutions are generally priced based on a percentage of savings achieved; and
•Data and Analytics Solutions are designed to reduce medical costs through a next generation suite of solutions that apply modern methods of data science to produce descriptive, predictive, and prescriptive analytics that enable clients to optimize decision-making about plan design and network configurations and to support decision-making to improve clinical outcomes, plan performance, and competitive positioning. Data and analytics solutions are generally priced based on a subscription, licensing, or per-member-per month basis. The Company currently reports revenues from data and analytics solutions in claims intelligence solutions and will likely do so until revenues from this solution line become more significant.
In 2025, the Company advanced its long-term growth strategy by initiating its first international market expansion into the Middle East and North Africa ("MENA") region starting with a strategic partnership with Claims Care Revenue Cycle Management LLC ("Claims Care"), a division of Burjeel Holdings. We signed additional revenue-generating opportunities with other healthcare organizations and are expanding our partnerships and alliances to build and deliver state-of-the-art solutions, tailored to the needs of the MENA market and beyond.

We believe our solutions provide a strong value proposition to payers, their health plan clients and healthcare consumers, as well as to providers. Overall, our solution offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our solutions is linked to the savings we identify, we believe our revenue model is aligned with the interests of our clients.
We group our claims charges into two categories that correspond to differing characteristics of identified savings performance:
•Commercial Health Plans. This category primarily represents our claims intelligence solutions and network solutions claims. These claims are pre-payment in nature, generate savings through repricing, and are characterized by a higher percentage of potential medical cost savings as a percentage of medical charges processed. For the year ended December 31, 2025, this category represented approximately 84.5% of our revenues. Solutions included in this category are as follows:
◦Claims Intelligence Solutions
▪Reference-Based Pricing
▪Negotiation Services
▪Surprise Billing Services
◦Network Solutions
▪Primary Networks
▪Complementary Networks
▪Government Networks
▪Network Management Services
◦Payment and Revenue Integrity Solutions
▪Clinical Negotiation
•Payment & Revenue Integrity Solutions, Property & Casualty, and Other. This category includes claims that typically generate savings at a lower percentage of charge volumes or that are processed on a per-claim or flat fee basis (rather than a percentage of savings basis), as well as other network solutions. These claims are both pre-payment and post-payment in nature. For the year ended December 31, 2025, this category represented approximately 15.5% of our revenues. Solutions included in this category are as follows:
◦Payment and Revenue Integrity Solutions
▪Pre-Payment Integrity
▪Coordination of Benefits
▪Subrogation
▪Data Mining
▪Revenue Integrity
◦Network Solutions
▪Property & Casualty Network Services (pre-payment)
▪Other network services
The following table presents the medical charges processed and the potential savings identified across our products and revenue streams, including PEPM and percentage of savings ("PSAV"), for the periods presented (in billions):

	Year Ended December 31,
	2025	2024	2023
Commercial Health Plans
Medical charges processed	$86.5	$80.2	$75.1
Potential medical cost savings	$23.2	$23.2	$21.7
Potential savings as % of charges	26.8%	28.9%	28.9%
Payment & Revenue Integrity, Property & Casualty, and Other
Medical charges processed	$93.3	$97.4	$93.6
Potential medical cost savings	$1.8	$1.4	$1.3
Potential savings as % of charges	1.9%	1.4%	1.4%
Total
Medical charges processed	$179.8	$177.6	$168.7

Potential medical cost savings	$25.0	$24.6	$23.0
Potential savings as % of charges	13.9%	13.9%	13.6%
Medical charges processed represent the aggregate dollar amount of claims processed by our cost management and payment and revenue integrity solutions in the period presented. Not all medical charges processed will generate savings, therefore revenues. The dollar amount of the claim for the purposes of this calculation is the dollar amount of the claim prior to any reductions that may be made as a result of the claim being processed by our solutions.
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
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock (the "Reverse Stock Split").
References to Class A common stock, warrants to purchase Class A common stock, options to purchase Class A common stock, restricted stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
Non-GAAP Financial Measures
We use EBITDA, Adjusted EBITDA and Adjusted Earnings Per Share ("Adjusted EPS") to evaluate our financial performance. EBITDA, Adjusted EBITDA and Adjusted EPS are financial measures that are not presented in accordance with GAAP. We believe the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our financial operating results of our core business.
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
EBITDA, Adjusted EBITDA and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net (loss) income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, loss on sale of assets, including right-of-use assets, transformation costs, integration expenses, transaction costs related to refinancing transaction, transaction-related expenses, loss (gain) on debt extinguishment, loss on the sale of equity investments, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares, loss on impairment of goodwill and intangible assets and stock-based compensation, including restricted stock units granted based on a fixed monetary amount, or cRSUs. See our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net (loss) income adjusted for amortization of intangible assets, other expense, net, loss on sale of assets, including right-of-use assets, transformation costs, integration expenses, transaction costs related to refinancing transaction, transaction-related expenses, loss (gain) on debt extinguishment, loss on the sale of equity investments, gain on change in fair value of Private Placement Warrants and Unvested Founder Shares, loss on impairment of goodwill and intangible assets, stock-based compensation, including cRSUs and estimated tax effect of adjustments to arrive at Adjusted net (loss) income divided by our basic and diluted weighted average number of shares outstanding.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(284,282)	$(1,645,831)	$(91,697)
Adjustments:
Interest expense	392,022	326,371	333,208
Interest income	(1,561)	(3,130)	(8,233)
Benefit for income tax	(88,796)	(124,881)	(15,363)
Depreciation	101,669	88,190	77,323
Amortization of intangible assets	343,757	343,883	342,694
Non-income taxes	2,065	2,338	2,283
EBITDA	$464,874	$(1,013,060)	$640,215
Adjustments:
Other expenses, net(1)	28,364	5,402	3,472
Loss on sale of assets, including right-of-use assets	16,293	8,595	851
Loss on sale of equity investments	2,667	—	—
Transformation costs(2)	44,954	—	—
Integration expenses	597	2,683	3,358
Transaction costs related to refinancing transaction	8,045	63,930	—
Transaction-related expenses	—	—	8,064
Loss (gain) on extinguishment of debt	670	(5,913)	(53,968)
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(477)	(1,965)
Loss on impairment of goodwill and intangible assets	—	1,488,863	—
Stock-based compensation, including cRSUs	36,093	26,645	18,018
Adjusted EBITDA	$602,557	$576,668	$618,045
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, non-integration related severance costs, legal expenses associated with antitrust matters and start-up costs related to international expansion.
(2)"Transformation costs" represent costs directly associated with our multi-year transformation program called Vision 2030 which includes internal personnel costs for employees that have been either hired or redeployed and are fully dedicated to transformation activities, as well as other non-recurring and duplicative costs. At such time that internal personnel are redeployed to non-transformation activities, they will no longer be included as an adjustment herein. Internal personnel expense included in the Transformation costs for the year ended December 31, 2025 amounted to $16.9 million.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(284,282)	$(1,645,831)	$(91,697)
Adjustments:
Amortization of intangible assets	343,757	343,883	342,694
Other expenses, net(1)	28,364	5,402	3,472
Loss on sale of assets, including right-of-use assets	16,293	8,595	851
Loss on sale of equity investments	2,667	—	—
Transformation costs(2)	44,954	—	—
Integration expenses	597	2,683	3,358
Transaction costs related to refinancing transaction	8,045	63,930	—
Transaction-related expenses	—	—	8,064
Loss (gain) on extinguishment of debt	670	(5,913)	(53,968)
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(477)	(1,965)
Loss on impairment of goodwill and intangible assets	—	1,488,863	—
Stock-based compensation, including cRSUs	36,093	26,645	18,018
Estimated tax effect of adjustments	(103,059)	(130,076)	(79,781)
Adjusted net income	$94,099	$157,704	$149,046

Weighted average shares outstanding - Basic and Diluted(3)	16,434,919	16,147,506	16,128,366

Net loss per share - Basic and Diluted	$(17.30)	$(101.92)	$(5.69)
Adjusted earnings per share	$5.73	$9.77	$9.24
(1)"Other expenses, net" represents miscellaneous non-recurring expenses, impairment of other assets, non-integration related severance costs, legal expenses associated with antitrust matters and start-up costs related to international expansion.
(2)"Transformation costs" represent costs directly associated with our multi-year transformation program called Vision 2030 which includes internal personnel costs for employees that have been either hired or redeployed and are fully dedicated to transformation activities, as well as other non-recurring and duplicative costs. At such time that internal personnel are redeployed to non-transformation activities, they will no longer be included as an adjustment herein. Internal personnel expenses included in the Transformation costs for the year ended December 31, 2025 amounted to $16.9 million.
(3)Shares, Class A common stock and additional paid-in capital have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024. See Note 1, General Information of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations
The following table presents the results of operations for the periods presented (in thousands):

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Revenues	$965,413	$930,624	$961,524	$34,789	3.7%	$(30,900)	(3.2)%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	253,411	239,404	235,468	14,007	5.9%	3,936	1.7%
General and administrative expenses	221,518	150,891	143,182	70,627	46.8%	7,709	5.4%
Depreciation	101,669	88,190	77,323	13,479	15.3%	10,867	14.1%
Amortization of intangible assets	343,757	343,883	342,694	(126)	—%	1,189	0.3%
Loss on impairment of goodwill and intangible assets	—	1,488,863	—	(1,488,863)	(100.0)%	1,488,863	n/a
Loss on disposal of leases	6,936	729	24	6,207	851.4%	705	2937.5%
Loss on sale of assets	9,357	8,595	851	762	8.9%	7,744	910.0%
Total expenses	936,648	2,320,555	799,542	(1,383,907)	(59.6)%	1,521,013	190.2%
Operating income (loss)	28,765	(1,389,931)	161,982	1,418,696	(102.1)%	(1,551,913)	(958.1)%
Interest expense	392,022	326,371	333,208	65,651	20.1%	(6,837)	(2.1)%
Interest income	(1,561)	(3,130)	(8,233)	1,569	(50.1)%	5,103	(62.0)%
Transaction costs related to refinancing transaction	8,045	63,930	—	(55,885)	(87.4)%	63,930	n/a
Loss (gain) on extinguishment of debt	670	(5,913)	(53,968)	6,583	(111.3)%	48,055	(89.0)%
Loss on sale of equity investment	2,667	—	—	2,667	n/a	—	n/a
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(477)	(1,965)	477	(100.0)%	1,488	(75.7)%
Net loss before taxes	(373,078)	(1,770,712)	(107,060)	1,397,634	(78.9)%	(1,663,652)	1553.9%
Benefit for income taxes	(88,796)	(124,881)	(15,363)	36,085	(28.9)%	(109,518)	712.9%
Net loss	(284,282)	(1,645,831)	(91,697)	1,361,549	(82.7)%	(1,554,134)	1694.9%
Less: net loss attributable to non-controlling interests	—	—	—	—	n/a	—	n/a
Net loss attributable to Claritev Corporation	$(284,282)	$(1,645,831)	$(91,697)	$1,361,549	(82.7)%	$(1,554,134)	1694.9%
Revenues
The following table presents the total revenue for the periods presented (in thousands, except percentages):

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Claims intelligence solutions	$639,861	$634,767	$625,754	$5,094	0.8%	$9,013	1.4%
Network solutions	206,685	185,281	223,394	21,404	11.6%	(38,113)	(17.1)%
Payment and revenue integrity solutions	118,867	110,576	112,376	8,291	7.5%	(1,800)	(1.6)%
Total revenue	$965,413	$930,624	$961,524	$34,789	3.7%	$(30,900)	(3.2)%
Claims intelligence solutions revenues increased $5.1 million, or 0.8%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase in revenues was primarily due to an increase in Data iSight and Financial Negotiation services, partially offset by a decrease in Surprise Bill Services, primarily related to client and program attrition.

Network solutions revenues increased $21.4 million, or 11.6%, in the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase in revenues was primarily related to an increase in the Property and Casualty service line, resulting from $18.0 million of one-time revenue from a newly established channel partner.
Payment and revenue integrity solutions revenues increased $8.3 million, or 7.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to an increase in our Clinical Review and Payment Accuracy solution, partially offset by a decrease in our Revenue Integrity solution.
Costs of Services (exclusive of depreciation and amortization of intangible assets)
The following table presents the total cost of services for the periods presented (in thousands, except percentages):

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Personnel expenses excluding stock-based compensation	$191,849	$186,132	$188,910	$5,717	3.1%	$(2,778)	(1.5)%
Stock-based compensation, including cRSUs	10,325	8,080	5,532	2,245	27.8%	2,548	46.1%
Access and bill review fees	25,117	21,886	19,327	3,231	14.8%	2,559	13.2%
Other cost of service expenses	26,120	23,306	21,699	2,814	12.1%	1,607	7.4%
Total cost of services	$253,411	$239,404	$235,468	$14,007	5.9%	$3,936	1.7%
The increase in costs of services of $14.0 million, or 5.9%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to an increase in compensation expense of $5.7 million, primarily due to increased headcount and incentive bonus and increases in access and bill review fees of $3.2 million due to higher revenue volume.
General and Administrative Expenses
The following table presents the total general and administrative expenses for the periods presented (in thousands, except percentages):

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Personnel expenses excluding stock-based compensation	$62,956	$64,046	$60,152	$(1,090)	(1.7)%	$3,894	6.5%
Stock-based compensation, including cRSUs	25,768	18,565	12,486	7,203	38.8%	6,079	48.7%
Transaction-related expenses	—	—	8,064	—	n/a	(8,064)	(100.0)%
Transformation costs	44,954	—	—	44,954	n/a	—	n/a
Other general and administrative expenses	87,840	68,280	62,480	19,560	28.6%	5,800	9.3%
Total general and administrative expenses	$221,518	$150,891	$143,182	$70,627	46.8%	$7,709	5.4%
The increase of $70.6 million, or 46.8%, in general administrative expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024 was primarily due to $45.0 million of transformation costs, including internal personnel expenses of $16.9 million, incurred as part of our Vision 2030 multi-year transformation program, $16.9 million of antitrust related legal costs, and increased stock compensation of $7.2 million.
Depreciation Expense
The increase in depreciation expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to increases of property and equipment, including internally generated capitalized software in the years ended December 31, 2025 and 2024, partially offset by assets that were written-off or became fully depreciated in the period.

Interest Expense
The increase in interest expense of $65.7 million, or 20.1% for the year ended December 31, 2025, as compared to the year ended December 31, 2024 was primarily due to the increase in average indebtedness outstanding during the periods.
As of December 31, 2025 and 2024, our long-term debt was $4,560.4 million and $4,509.7 million, respectively. As of December 31, 2025 and 2024, our total debt had an annualized weighted average cash interest rate of 6.92% and 6.68%, respectively. Our annualized weighted average cash interest rate increased by 0.24% across our total debt in the year ended December 31, 2025, as compared to the year ended December 31, 2024. See Note 9. Long-Term Debt of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Interest Income
The decrease in interest income of $1.6 million, or 50.1% for the year ended December 31, 2025, as compared to the year ended December 31, 2024 was primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.
Gain on extinguishment of debt
During the year ended December 31, 2025, in connection with the refinancing transactions as discussed in Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (the "Refinancing Transactions"), the Company recognized a loss on extinguishment of debt of $0.7 million for unamortized deferred costs relating to our revolving credit commitments that existed prior to the Refinancing Transactions.
During the year ended December 31, 2024, the Company repurchased and cancelled 21.1 million of the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 (the "Senior Convertible PIK Notes"). The repurchases resulted in the recognition of gain on debt extinguishment of $5.9 million.
Benefit for Income Taxes
Net loss before income taxes for the year ended December 31, 2025 of 373.1 million generated a benefit for income taxes of $88.8 million with an effective tax rate of 23.8%. Net loss before income taxes for the year ended December 31, 2024 of $1,770.7 million generated a benefit for income taxes of $124.9 million with an effective tax rate of 7.1%.
Our effective tax rate for the year ended December 31, 2025 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitation on executive compensation, tax credits and state tax benefit.
Our effective tax rate for the year ended December 31, 2024 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitations on executive compensation, non-deductible goodwill impairment, tax credits and state tax benefit.

Liquidity and Capital Resources
As of December 31, 2025, we had a cash balance of $28.3 million, which includes cash and cash equivalents of $16.8 million and restricted cash of $11.5 million. Additionally, $323.6 million was available for borrowing under the $350.0 million 2025 Revolving Credit Facility.
As of December 31, 2025, we have drawn $20.0 million under our 2025 Revolving Credit Facility loan and we have $6.4 million of outstanding letters of credit under such facility. Of these outstanding irrevocable letters of credit, we have four which are used to satisfy real estate lease security deposit requirements for our offices in lieu of cash deposits in an aggregate amount $4.4 million. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million.
On December 18, 2025, the Company’s Board of Directors approved a five-year share repurchase program (the "Five-Year Program") authorizing the Company to purchase up to $75.0 million of its Class A common stock from time to time in open market transactions, subject to compliance with applicable legal requirements. The Five-Year Program was approved starting January 1, 2026 through December 31, 2030 and is subject to a $20.0 million cap per calendar year. As of the date of this filing, the Company has not made any repurchases pursuant to the Five-Year Program.
Our primary sources of liquidity are cash from operations combined with our borrowing capacity under our 2025 Revolving Credit Facility. We believe these sources will provide sufficient liquidity for us to meet our working capital, and capital expenditure and other cash requirements for the next twelve months. We may from time to time at our sole discretion purchase, redeem or retire our long-term debt, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to finance our capital expenditures with cash from operations. Furthermore, our future liquidity and future ability to fund capital expenditures, working capital, and debt requirements are also dependent upon our future financial performance, which may be subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit facilities, by other indebtedness, additional equity financings, sale of assets, or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.
Cash Flow Summary
The following table is derived from the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash flows provided by (used in):
Operating activities	$117,324	$107,616	$171,720
Investing activities	(121,018)	(118,123)	(249,792)
Financing activities	2,363	(41,315)	(180,993)
Net decrease in cash, cash equivalents and restricted cash	$(1,331)	$(51,822)	$(259,065)
For the year ended December 31, 2025 as compared to the year ended December 31, 2024
Cash Flows from Operating Activities
Cash flows provided by operating activities increased by $9.7 million, or 9.0%, primarily due to higher earnings after adjusted for non-cash items, partially offset by unfavorable changes in working capital. Changes in our working capital requirements reflect the timing of collection on trade accounts receivables, net and payment of accounts payable primarily attributable to transaction costs related to the refinancing transaction accrued in 2024, accrued expenses and liabilities and accrued interests.
Cash Flows from Investing Activities
Net cash used in investing activities increased $2.9 million, or 2.5% as compared to the prior-year period, primarily due to the higher investment in property and equipment, partially offset by net proceeds from the sale of an investment during the current period.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $43.7 million, or 105.7% as compared to the prior-year period, primarily due to net borrowing of $20.0 million on our 2025 Revolving Credit Facility, as well as repurchases of Senior Convertible PIK Notes of $14.9 million and treasury stock of $10.4 million in the prior period.

Term Loans and Revolver
In connection with the Refinancing Transaction that closed on January 30, 2025, MPH entered into the senior secured credit facilities composed of $325.0 million of First-Out First Lien Term Loans and $1,143.9 million of Second-Out First Lien Term Loans (collectively, "First Lien Term Loans") and entered into the $350.0 million 2025 Revolving Credit Facility. As of December 31, 2025, the First-Out First Lien Term Loans had an outstanding principal balance of $322.6 million and the Second-Out First Lien Term Loans had an outstanding principal balance of $1,135.4 million.
Interest on the First-Out First Lien Term Loans is calculated, at MPH’s option, as (a) Term SOFR (or 0.50%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00%, and (4) 1.50% plus (y) 2.75%. Interest on the Second-Out First Lien Term Loans is calculated, at MPH's option, as (a) Term SOFR (or 0.50%, if higher) plus the applicable SOFR adjustment plus 4.60% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus the applicable SOFR adjustment plus 1.00%, and (4) 1.50% plus (y) 3.60%. Interest on the 2025 Revolving Credit Loans is calculated, at MPH’s option, as (a) Term SOFR (or 0.00%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.00% plus (y) 2.75%.
The First Lien Term Loans mature on December 31, 2030 and the 2025 Revolving Credit Facility matures on December 31, 2029.
We are obligated to pay a commitment fee on the average daily unused amount of our 2025 Revolving Credit Facility. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first-out, first lien debt-to-consolidated EBITDA ratio, as defined in the First Lien Credit Agreement.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The blended rate for the First Lien Term Loans and Term Loan B factoring in the effect of the interest rate swap agreements was 8.87% and 9.07% as of December 31, 2025 and 2024, respectively. The Refinancing Transaction did not have an impact on these interest swap agreements. References herein to “Term Loan B” refer to the term loan payable borrowed on August 24, 2021 with a group of lenders due and payable on September 1, 2028 ("Term Loan B").
Senior Notes
Senior Convertible PIK Notes
On October 8, 2020, the Company issued $1,300.0 million in aggregate principal amount of Senior Convertible PIK Notes. The Senior Convertible PIK Notes were issued with a 2.50% discount with a maturity date of October 15, 2027.
The Senior Convertible PIK Notes are convertible into shares of Class A common stock based on a $520.00 conversion price, subject to customary anti-dilution adjustments. The Senior Convertible PIK Notes are guaranteed by Polaris Intermediate Corp. ("Polaris Intermediate"). The interest rate on the Senior Convertible PIK Notes is fixed at 6.00% in cash and 7.00% in kind and is payable semi-annually on April 15 and October 15 of each year.
5.750% Notes
On October 29, 2020, the Company issued $1,300.0 million in aggregate principal amount of 5.750% Senior Notes due 2028 issued by MPH (the "5.750% Notes"). The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries (subject to certain exceptions and, as of January 30, 2025, excluding the Released Guarantors (as defined below)) and have a maturity date of November 1, 2028. The 5.750% Notes were issued at par. The interest rate on the 5.750% Notes is fixed at 5.750% and is payable semi-annually on May 1 and November 1 of each year.
As used herein, references to "Released Guarantors" are to (i) Benefits Science LLC, (ii) BST Acquisition Corp., (iii) American Lifecare Holdings, Inc., (iv) American Lifecare, Inc., (v) Statewide Independent PPO Inc., (vi) Private Healthcare Systems, Inc., (vii) HST, (viii) HST Acquisition Corp., (ix) Launchpoint Ventures, LLC, (x) DHP Acquisition Corp. and (xi) Data & Decision Science LLC.

5.50% Notes
On August 24, 2021 MPH issued $1,050.0 million in aggregate principal amount of 5.50% Senior Notes due 2028 issued by MPH with a maturity date of September 1, 2028 (the "5.50% Notes"). The interest rate on the 5.50% Notes is fixed at 5.50% and is payable semi-annually on March 1 and September 1 of each year. As a result of the Refinancing Transaction, all of the collateral securing the 5.50% Notes was released. Accordingly, the 5.50% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries (subject to certain exceptions) and, as of January 30, 2025, excluding the Released Guarantors.
New Notes
In connection with the exchange offers as discussed in Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (the "Exchange Offers"), on January 30, 2025, $1,044.2 million, $974.5 million, and $1,253.5 million of the 5.50% Notes, the 5.750% Notes, and the Senior Convertible PIK Notes, respectively, were cancelled. Accordingly, following completion of the Exchange Offers, $5.8 million, $5.3 million, and $0.4 million of the 5.50% Notes, the 5.750% Notes, and the Senior Convertible PIK Notes, respectively, remain outstanding.
On January 30, 2025, MPH issued $600.2 million in aggregate principal amount of Second-Out First Lien A Notes with a maturity date of December 31, 2030. The Second-Out First Lien A Notes will bear interest at a rate per annum equal to 6.50% paid in cash plus 5.00% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of Second-Out First Lien A Notes will have the right to cause MPH, to repurchase some or all of the Second-Out First Lien A Notes at 101.00% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The Second-Out First Lien A Notes are guaranteed and secured as described below under "—Guarantees and Security."
On January 30, 2025, MPH issued $763.1 million in aggregate principal amount of Second-Out First Lien B Notes with a maturity date of December 31, 2030. The Second-Out First Lien B Notes will bear interest at a rate per annum equal to 5.75% in cash, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. Upon the occurrence of specific kinds of changes of control events, the holders of Second-Out First Lien B Notes will have the right to cause MPH, to repurchase some or all of the Second-Out First Lien B Notes at 101.00% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The Second-Out First Lien B Notes are guaranteed and secured as described below under "—Guarantees and Security."
On January 30, 2025, MPH issued $752.5 million in aggregate principal amount of Third-Out First Lien A Notes with a maturity date of March 31, 2031. The Third-Out First Lien A Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, MPH will repay the outstanding principal amount of the Third-Out First Lien A Notes at a price equal to 107.00% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of Third-Out First Lien A Notes will have the right to cause MPH to repurchase some or all of the Third-Out First Lien A Notes at 107.00% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The Third-Out First Lien A Notes are guaranteed and secured as described below under "—Guarantees and Security."
On January 30, 2025, the Company issued $969.4 million in aggregate principal amount of Third-Out First Lien B Notes with a maturity date of March 31, 2031. The Third-Out First Lien B Notes will bear interest at a rate per annum equal to 6.00% paid in cash plus 0.75% paid in PIK interest, and interest is payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2025. On the maturity date, the Company will repay the outstanding principal amount of the Third-Out First Lien A Notes at a price equal to 107.00% of the principal amount thereof. Upon the occurrence of specific kinds of changes of control events, the holders of Third-Out First Lien B Notes will have the right to cause Claritev or MPH to repurchase some or all of the Third-Out First Lien B Notes at 107.00% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. The Third-Out First Lien B Notes are guaranteed and secured as described below under "—Guarantees and Security."
The Second-Out First Lien A Notes, the Second-Out First Lien B Notes, the Third-Out First Lien A Notes, and the Third-Out First Lien B Notes are referred to collectively as the "New Notes."
Refer to Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details on the New Notes.

Guarantees and Security
Refer to Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details on the guarantees and security.
Debt Covenants and Events of Default
As of December 31, 2025 and 2024 we were in compliance with all debt covenants. Refer to Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details on debt covenants and events of default.
Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of revenue recognition, fair value of long-lived assets, goodwill and income taxes. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of significant accounting policies.
Revenue Recognition
We derive revenues from contracts with clients by selling various cost management services and solutions. Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenues will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenues that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between our estimates of savings achieved for a client and the amounts self-reported in the following month by that same client. Significant judgment is required to estimate constrained variable consideration. We estimate constrained variable consideration based upon client-specific and aggregated factors as well as historical payment yields in addition to client contractual terms and performance guarantees. We update our estimates at the end of each reporting period as additional information becomes available.
Goodwill
Goodwill is calculated as the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. The goodwill arose from the acquisition of the Company in 2016 by Holdings, the acquisition of HSTechnology Solutions, Inc. ("HST") in 2020, the DHP acquisition in 2021, the acquisition of Benefits Science LLC ("Benefits Science Technologies" or "BST") in 2023 and the OPCG, LLC ("OPCG") acquisition in 2025. See Note 4. Business Combinations of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details on OPCG acquisition. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so.
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
Client Concentration
Two clients individually accounted for 29.2% and 10.4% of total revenues for the year ended December 31, 2025, and two clients individually accounted for 27.7% and 15.9% of total revenues for the year ended December 31, 2024. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations.
Recent Accounting Pronouncements
See Note 3. New Accounting Pronouncements of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Trade accounts receivable include amounts billed and currently due from clients, amounts currently due but unbilled, certain estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the client pending contract completion. We continuously monitor collections and payments from clients. Based upon historical collection experience, current and future economic and market conditions and any specific client's credit risk that have been identified, we record a provision for expected credit losses, as deemed appropriate. While such expected credit losses have historically been within our expectations, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
Interest Rate Risks. We are exposed to changes in interest rates. Borrowings under our senior secured credit facilities are variable rate debt. Interest rate changes generally impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2025, a 100-basis point increase (decrease) in the variable interest rates under the First Lien Term Loans (excluding $800 million subject to interest rate swap agreements) would result in a $6.6 million increase (decrease) in interest expense, per annum on our borrowings.
We manage our exposure to fluctuations in interest rates with respect to our senior secured credit facilities by entering into interest rate swap agreements. On September 12, 2023, the Company entered into three interest rate swap agreements to mitigate interest rate risk, although to some extent they exposed us to market risks and credit risks.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Claritev Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Claritev Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of shareholders’ (deficit)/equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over certain information technology general controls for certain information systems that are relevant to the preparation of the Company’s financial statements, including effective controls over program change management and user access.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
PSAV Revenue - Variable Consideration
As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the compensation received from healthcare payers in exchange for various cost management services and solutions. Compensation from payers includes commissions received for each claim based on the percentage of savings (PSAV) achieved compared to the providers’ billed fee-for service rates. Revenue under a PSAV arrangement is entirely variable and variable consideration is estimated using the expected value method based on the Company’s historical experience and management’s best judgment at the time. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both customer specific and aggregated factors that include historical payment yields data, customer contractual terms, and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. For the year ended December 31, 2025, revenue from PSAV arrangements was $810.7 million.
The principal considerations for our determination that performing procedures relating to the PSAV revenue variable consideration is a critical audit matter are (i) the significant judgment by management when developing the estimate of variable consideration and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the period of historical experience.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the PSAV revenue recognition process, including controls over management's estimation of variable consideration. These procedures also included, among others, (i) testing management’s process for developing the estimate of PSAV variable consideration; (ii) evaluating the appropriateness of the expected value method; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of management’s significant assumption related to the period of historical experience. Evaluating the reasonableness of the assumption related to the period of historical experience involved considering the historical relationships of revenue recognized and collected, amounts returned or credited in subsequent periods, and whether this assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2026
We have served as the Company’s auditor since 2009.

CLARITEV CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,814	$16,848
Restricted cash	11,527	12,824
Trade accounts receivable, net	127,615	89,758
Prepaid expenses	31,992	20,493
Prepaid taxes	11,526	6,747
Unbilled Independent Dispute Resolution fees, net	10,563	21,850
Other current assets, net	14,330	6,995
Total current assets	224,367	175,515
Property and equipment, net	326,326	292,649
Operating lease right-of-use assets	13,966	16,097
Goodwill	2,405,853	2,403,140
Other intangibles, net	1,884,604	2,226,323
Other assets, net	33,342	37,103
Total assets	$4,888,458	$5,150,827
Liabilities and Shareholders’ (Deficit)/Equity
Current liabilities:
Accounts payable	$60,463	$86,327
Accrued interest	100,009	55,532
Operating lease obligation, short-term	4,705	4,385
Current portion of long-term debt	14,690	13,250
Accrued compensation	45,238	33,690
Other accrued expenses	36,253	20,606
Total current liabilities	261,358	213,790
Long-term debt, net	4,560,440	4,509,725
2025 Revolving Credit Facility	20,000	—
Operating lease obligation, long-term	16,236	13,857
Deferred income taxes	197,599	325,834
Other liabilities	—	3,599
Total liabilities	5,055,633	5,066,805
Commitments and contingencies (Note 15)
Shareholders’ (deficit)/equity:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Class A Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,295,582 and 16,930,827 issued; 16,552,723 and 16,187,968 shares outstanding	2	2
Additional paid-in capital	2,398,423	2,372,954
Accumulated deficit	(2,429,420)	(2,145,138)
Accumulated other comprehensive loss	(4,172)	(5,063)
Treasury stock — 742,859 and 742,859 shares	(138,733)	(138,733)
Total shareholders’ (deficit)/equity attributable to Claritev Corporation	(173,900)	84,022
Non-controlling interests	6,725	—
Total shareholders' (deficit)/equity	(167,175)	84,022
Total liabilities and shareholders’ (deficit)/equity	$4,888,458	$5,150,827
The accompanying notes are an integral part of these consolidated financial statements

CLARITEV CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$965,413	$930,624	$961,524
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	253,411	239,404	235,468
General and administrative expenses	221,518	150,891	143,182
Depreciation	101,669	88,190	77,323
Amortization of intangible assets	343,757	343,883	342,694
Loss on impairment of goodwill and intangible assets	—	1,488,863	—
Loss on disposal of leases	6,936	729	24
Loss on sale of assets	9,357	8,595	851
Total expenses	936,648	2,320,555	799,542
Operating income (loss)	28,765	(1,389,931)	161,982
Interest expense	392,022	326,371	333,208
Interest income	(1,561)	(3,130)	(8,233)
Transaction costs related to refinancing transaction	8,045	63,930	—
Loss (gain) on extinguishment of debt	670	(5,913)	(53,968)
Loss on sale of equity investment	2,667	—	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(477)	(1,965)
Net loss before taxes	(373,078)	(1,770,712)	(107,060)
Benefit for income taxes	(88,796)	(124,881)	(15,363)
Net loss	(284,282)	(1,645,831)	(91,697)
Less: net loss attributable to non-controlling interests	—	—	—
Net loss attributable to Claritev Corporation	$(284,282)	$(1,645,831)	$(91,697)

Weighted average shares outstanding – Basic and Diluted(1)	16,434,919	16,147,506	16,128,366

Net loss per share – Basic and Diluted(1)	$(17.30)	$(101.92)	$(5.69)

Net loss attributable to Claritev Corporation	(284,282)	(1,645,831)	(91,697)
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swap, net of tax	891	6,715	(11,778)
Comprehensive loss	$(283,391)	$(1,639,116)	$(103,475)
(1) Shares and net loss per share have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024 (the "Reverse Stock Split"). See Note 1. General Information.
The accompanying notes are an integral part of these consolidated financial statements

CLARITEV CORPORATION
Consolidated Statements of Shareholders' (Deficit)/Equity
(in thousands, except share data)

	Class A Common Stock Issued(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock(1)		Non-controlling interests	Total Shareholders' (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	16,657,259	$2	$2,330,509	$(347,800)	$—	(677,935)	$(192,169)	$—	$1,790,543
Stock-based compensation (Note 12)	27,546	—	18,018	—	—	—	—	—	18,018
Tax withholding related to vesting of equity awards	—	—	(465)	—	—	—	—	—	(465)
Stock consideration paid for BST acquisition	—	—	—	(59,810)	—	539,716	79,024	—	19,214
Losses arising during the period on Interest rate swaps	—	—	—	—	(14,006)	—	—	—	(14,006)
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	—	2,228	—	—	—	2,228
Issuance of Class A common stock in connection with ESPP	10,403	—	508	—	—	—	—	—	508
Repurchase of Class A common stock	—	—	—	—	—	(349,004)	(15,218)	—	(15,218)
Net loss	—	—	—	(91,697)	—	—	—	—	(91,697)
Balance as of December 31, 2023	16,695,207	2	2,348,570	(499,307)	(11,778)	(487,223)	(128,363)	—	1,709,124
Stock-based compensation (Note 12)	155,677	—	26,645	—	—	—	—	—	26,645
Tax withholding related to vesting of equity awards	—	—	(3,356)	—	—	—	—	—	(3,356)
Gains arising during the period on Interest rate swaps	—	—	—	—	1,704	—	—	—	1,704
Reclassification adjustments for gains included in net loss (interest expense)	—	—	—	—	5,011	—	—	—	5,011
Issuance of Class A common stock in connection with ESPP	79,943	—	1,095	—	—	—	—	—	1,095
Repurchase of Class A common stock	—	—	—	—	—	(255,636)	(10,370)	—	(10,370)
Net loss	—	—		(1,645,831)	—	—	—	—	(1,645,831)
Balance as of December 31, 2024	16,930,827	2	2,372,954	(2,145,138)	(5,063)	(742,859)	(138,733)	—	84,022
Stock-based compensation (Note 12)	312,761	—	27,822	—	—	—	—	—	27,822
Tax withholding related to vesting of equity awards	—	—	(4,095)	—	—	—	—	—	(4,095)
Gains arising during the period on Interest rate swaps	—	—	—	—	3,440	—	—	—	3,440
Reclassification adjustments for losses included in net loss (interest expense)	—	—	—	—	(2,549)	—	—	—	(2,549)
Issuance of Class A common stock in connection with ESPP	51,994	—	1,742	—	—	—	—	—	1,742
Contribution from non-controlling interest holders	—	—	—	—	—	—	—	6,725	6,725
Net loss	—	—		(284,282)	—	—	—	—	(284,282)
Balance as of December 31, 2025	17,295,582	$2	$2,398,423	$(2,429,420)	$(4,172)	(742,859)	$(138,733)	$6,725	$(167,175)
(1) Shares and net loss per share have been retroactively adjusted for all periods presented to reflect the one-for-forty (1-for-40) reverse stock split that became effective on September 20, 2024 (the "Reverse Stock Split"). See Note 1. General Information.
The accompanying notes are an integral part of these consolidated financial statements

CLARITEV CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(284,282)	$(1,645,831)	$(91,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	101,669	88,190	77,323
Amortization of intangible assets	343,757	343,883	342,694
Amortization of the right-of-use asset	3,028	4,364	5,769
Loss on impairment of goodwill and intangible assets	—	1,488,863	—
Stock-based compensation	27,822	26,645	18,018
Deferred income taxes	(128,508)	(198,008)	(114,060)
Amortization of debt issuance costs and discounts	5,478	10,974	10,663
Non-cash interest expense	57,596	—	—
(Loss) gain on extinguishment of debt	670	(5,913)	(53,968)
Loss on sale of equity investment	2,667	—	—
Loss on sale of assets	9,357	8,595	851
Loss on disposal of leases	6,936	729	24
Change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(477)	(1,965)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(26,570)	(13,200)	4,402
Prepaid taxes	(4,779)	(5,383)	(13)
Prepaid expenses, other current and non-current assets	(23,964)	(31,761)	(6,615)
Accounts payable	(25,864)	67,352	5,578
Other accrued expenses, accrued interest and accrued liabilities	57,445	(25,136)	(18,659)
Operating lease, net	(5,134)	(6,270)	(6,625)
Net cash provided by operating activities	117,324	107,616	171,720
Investing activities:
Purchases of property and equipment	(129,601)	(118,123)	(108,852)
Proceeds from sale of investment	13,333	—	—
OPCG acquisition	(4,750)	—	—
BST acquisition, net of cash acquired	—	—	(140,940)
Net cash used in investing activities	(121,018)	(118,123)	(249,792)
Financing activities:
Repayments of Term Loans	(11,017)	—	—
Repayments of Term Loan B	—	(13,250)	(13,250)
Repurchase of 5.750% Notes	—	—	(134,975)
Repurchase of Senior Convertible PIK Notes	—	(14,886)	(17,563)
Taxes paid on settlement of vested share awards	(4,095)	(3,356)	(465)
Borrowings on 2025 Revolving Credit Facility	230,000	—	—
Repayment of 2025 Revolving Credit Facility	(210,000)	—	—
Purchase of treasury stock	—	(10,370)	(15,218)
Payment of debt issuance costs	(4,267)	(615)	—
Borrowings on finance leases, net	—	67	(30)
Proceeds from issuance of Class A common stock under ESPP	1,742	1,095	508
Net cash provided by (used in) financing activities	2,363	(41,315)	(180,993)
Net decrease in cash, cash equivalents and restricted cash	(1,331)	(51,822)	(259,065)
Cash, cash equivalents and restricted cash at beginning of period	29,672	81,494	340,559
Cash, cash equivalents and restricted cash at end of period	$28,341	$29,672	$81,494

Cash and cash equivalents	$16,814	$16,848	$71,547
Restricted cash	11,527	12,824	9,947
Cash, cash equivalents and restricted cash at end of period	$28,341	$29,672	$81,494
Supplemental noncash investing and financing activities:
Purchases of property and equipment not yet paid	$21,357	$12,530	$8,649
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,071	$5,015	$1,304
Debt issuance costs not yet paid	$—	$4,267	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(282,755)	$(315,245)	$(323,396)
Income taxes, net of refunds	$(44,495)	$(80,089)	$(100,083)
The accompanying notes are an integral part of these consolidated financial statement

Table of Content
CLARITEV CORPORATION
Notes to Consolidated Financial Statements

1.General Information
Claritev Corporation (collectively, the "Company", "we", "us", or "our") is a technology, data and insights company focused on improving transparency, affordability and quality across the healthcare system. We bring objective, market-based insights to some of the healthcare system's most complex decisions based on decades of claims expertise. By applying data, analytics and experience, we help organizations across the healthcare ecosystem better understand costs, pricing and payment dynamics.
On February 17, 2025, the Company changed its name from "MultiPlan Corporation" to "Claritev Corporation". The Company's Class A common stock ceased trading under the ticker symbol "MPLN" and began trading under its new ticker symbol, "CTEV", on the New York Stock Exchange, effective on February 28, 2025.
Reverse Stock Split
On September 20, 2024, the Company effected a one-for-forty (1-for-40) reverse stock split of its Class A common stock (the "Reverse Stock Split").
References to Class A common stock, warrants to purchase Class A common stock, options to purchase Class A common stock, restricted stock units, share data, per share data and conversion rates with respect to convertible notes and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
2.Summary of Significant Accounting Policies
Within the Notes to the Consolidated Financial Statements, we use "client(s)" synonymously with "customer(s)," and the terms should be understood as interchangeable.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP, and with the instructions to Form 10-K and Article 10 of SEC, Regulation S-X. The consolidated financial statements present the financial position, results of operations, shareholders' (deficit)/equity, and cash flows of the Company, including the accounts of all subsidiaries, all of which are wholly owned or in which the Company has a controlling interest. All intercompany transactions have been eliminated in consolidation.
Certain balances from the prior periods have been reclassified to conform to the current period presentation in the consolidated financial statements.
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
Transaction costs, other than those associated with the issuance of debt or equity securities incurred in connection with a business combination, are expensed as incurred and included in General and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
Restricted Cash
In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The cash and cash equivalents held by our insurance captive have been classified in the line item Restricted cash on the consolidated balance sheets because the assets are not available to satisfy our current obligations. See the Insurance section of this footnote for additional information on our captive insurance company.
Trade Accounts Receivable
Trade accounts receivable are stated at the net amount expected to be collected, using an expected credit losses methodology that is referred to as the current expected credit losses ("CECL") model.
The Company is paid for virtually all of its services by insurance companies, third-party administrators and employers. Management estimates constraints on variable consideration for anticipated contractual billing adjustments that its clients or the Company may make to invoiced amounts; refer to Revenue Recognition accounting policies for additional detail. Management also maintains allowances for expected credit losses resulting from the Company's clients' inability to make required payments. The Company establishes an allowance for expected credit losses based upon historical collection experience, current and future economic and market conditions and a specific client's credit risk.
Management regularly evaluates the adequacy of the assumptions used in determining these allowances and adjusts as necessary. Changes in estimates are recognized in the period in which they are determined. Management writes off accounts after all substantial collection efforts have failed and any resulting losses are included in General and administrative expenses in the consolidated statements of operations and comprehensive loss.
The following table summarizes the activity in the Company’s allowance for expected credit losses balance (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Balance as of January 1,	$448	$448	$415
Additions	22	—	33
Write-offs	—	—	—
Balance as of December 31,	$470	$448	$448
Unbilled IDR Fees
As part of our surprise billing services, we help our clients with federal disputes take claims through an IDR process and we advance payment of IDR fees on their behalf. IDR fees include an administrative fee to cover the costs for administration of the IDR process; and an Independent Dispute Resolution Entity ("IDRE") fee to cover dispute resolution services. These IDR fees are then collected from either our clients or the IDREs, depending on the outcome of the dispute.
Unbilled IDR Fees are stated at the net amount expected to be collected, using an expected credit losses methodology that is referred to as the CECL model.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Major expenditures for property and equipment and those that substantially increase useful lives are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is ready for its intended use. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in Costs of services and General and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as other general and administrative expenses in the consolidated statements of operations and comprehensive loss. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of Other current assets and Other assets on the consolidated balance sheets.
Capitalized costs to implement cloud computing arrangements, net of accumulated amortization were as follows (in thousands):

	December 31, 2025	December 31, 2024
Cloud computing implementation costs	$38,394	$17,523
Less: accumulated amortization	(2,832)	—
Cloud computing implementation costs, net	$35,562	$17,523
Cloud computing implementation costs, net - current	$10,335	$3,633
Amortization expenses associated with the implementation of cloud computing arrangements was $2.8 million for the year ended December 31, 2025. No cloud computing amortization expenses were incurred during the years ended December 31, 2024 and 2023.
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
The Company tests goodwill for impairment on an annual basis as of November 1, or more frequently if events or circumstances indicate a potential impairment. The impairment assessment compares the fair value of the reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of the reporting unit exceeds its fair value.
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
In the quantitative impairment test of goodwill, we calculate the estimated enterprise fair value of the reporting unit using a (i) discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, terminal growth rate, forecasted expenses and the discount rate. The fair value measurements are based on significant unobservable inputs and thus represent Level 3 inputs. This estimated enterprise fair value is then reconciled to our market enterprise value at year end within an appropriate implied market participant acquisition premium. Our market enterprise value is defined as our market capitalization plus our long-term debt, less our cash and cash equivalents and our non-operating assets. An implied market participant acquisition premium represents the additional value a buyer would pay to obtain control of the respective reporting unit because having control would lead to either higher cash flows, lower cost of capital or both. The carrying amount of the reporting unit consists of all assets and liabilities used to operate the reporting unit and if that carrying amount of the reporting unit after all of the reporting unit's other assets (excluding goodwill) have been adjusted for impairment exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
Indefinite-lived intangible assets, such as certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. In the quantitative impairment test of our indefinite-lived intangibles, we calculate the estimated fair value using the relief from royalty method. Under this method a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value. As of December 31, 2024 and 2025, the Company no longer recorded any indefinite-lived intangibles.
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
Following is a summary of the range of estimated useful life of other intangible assets:

Asset Classification	Range of Estimated Useful Life
Client relationships	10 to 20 years
Provider Network	15 years
Technology	5 to 7 years
Trade Names	1.0 year to 10 years
Non-compete agreements	5 years
Non-Controlling Interests
Non-controlling interests ("NCI") reflect the portion of income or loss and corresponding equity attributable to third-party equity holders in certain consolidated subsidiaries that are not 100% owned by the Company. The equity interests of third-party equity holders are shown on the consolidated balance sheets in the shareholders’ (deficit)/equity section as non-controlling interests and are adjusted each period to reflect the third-party equity holders’ share of the net income (loss) as well as any cash distributions or contributions to the third-party equity holders for the period. Non-controlling interests are presented as separate components of shareholders' (deficit)/equity on the Company's consolidated balance sheets to clearly distinguish between the Company's interests and the economic interests of third parties in those entities. The third-party equity holders’ share of the net income (loss) in the limited liability company is shown as non-controlling interest income (loss) in the consolidated statements of operations. All inter-company accounts and transactions are eliminated.
Our NCI currently consist of one limited liability company ("LLC") in which the Company holds 51% ownership and the non-controlling party holds 49% ownership. The Company also holds majority seats within the Board of Managers. NCI in the LLC are allocated a share of income (loss) in the LCC in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocation of income or loss. See Note 11. Shareholders' (Deficit)/Equity for additional details.
Revenue Recognition
All revenue recognized in the consolidated statements of operations and comprehensive loss is derived from contracts with clients, as defined under ASC 606-10-15-3.
Revenue is generated from the compensation received from healthcare payers in exchange for various cost management services and solutions. Our solution offerings include the following: (i) Claims intelligence solutions that use its leading and proprietary information technology platform to offer clients analytics-based solutions to reduce medical costs, (ii) Network solutions that process claims at a discount compared to billed fee-for-service rates while using an extensive network and (iii) Payment and revenue integrity solutions that use data, technology and clinical expertise to identify improper, unnecessary and excessive charges. Compensation from payers includes (1) commissions received for each claim based on the PSAV achieved compared to the providers' billed fee-for service rates and (2) fees for standing ready to provide cost management solutions for each covered member, which are based on a PEPM.
Our performance obligation to the client for a PSAV arrangement is the cost management solutions provided for each submitted claim, regardless of the solution offering used to achieve savings, as they are not distinct in the context of the contract. Our performance obligation for PEPM arrangements is to stand ready to process and achieve savings for all covered members each month.
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
Fees from clients for standing ready to provide cost management solutions for each client's members each month vary depending on the number of employees covered each month. PEPM contracts represent a series of performance obligations to stand ready to provide cost management solutions to our clients' covered employees on a monthly basis with each time increment representing a distinct service. We recognize revenue over time using the time elapsed input method. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.
Variable consideration is estimated using the expected value method based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our PSAV contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company's estimates of savings achieved for a client and the amounts self-reported in the following month by that same client. Significant judgment is required to estimate constrained variable consideration. We estimate constrained variable consideration based upon client-specific and aggregated factors as well as historical payment yields in addition to client contractual terms and performance guarantees. When assessing the estimate of variable consideration, the period of historical experience considered as part of the expected value method requires significant management judgment. We update our estimates at the end of each reporting period as additional information becomes available.
The timing of payments from clients from time to time generates contract assets or contract liabilities; however, these amounts are immaterial in all periods presented.
Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 15 to 30 days. We do not have any significant financing components in our contracts with clients.

The Company expenses sales commissions and other costs to obtain a contract when incurred, because our commissions are deemed contingent on factors broader than the simple intention of the contracts and cannot be considered directly incremental. These costs are recorded within Cost of services in the consolidated statements of operations and comprehensive loss.
Practical Expedients and Accounting Policy Elections
The Company excludes sales taxes and other similar taxes from the measurement of the transaction price.
The Company does not disclose the value of unsatisfied performance obligations, nor do we disclose the timing of revenue recognition for contracts with an original expected length of one year or less.
The Company uses a portfolio approach when estimating the amount of consideration it expects to receive from certain classes of client contracts with similar characteristics and expects that the difference from applying the new revenue standard to a portfolio of contracts as compared to an individual contract would not result in a material effect on the financial statements.
Disaggregation of Revenue
The following table presents revenues disaggregated by solutions and contract types (in thousands):

	Year Ended December 31,
	2025	2024	2023
Claims Intelligence Solutions	$639,861	$634,767	$625,754
PSAV	578,121	584,760	591,605
PEPM	41,991	37,603	29,396
Other	19,749	12,404	4,753
Network Solutions	206,685	185,281	223,394
PSAV	114,249	127,983	158,989
PEPM	47,149	50,012	56,809
Other	45,287	7,286	7,596
Payment and Revenue Integrity Solutions	118,867	110,576	112,376
PSAV	118,355	110,110	111,962
PEPM	512	466	414
Total Revenue	$965,413	$930,624	$961,524

Percent of PSAV revenue	84.0%	88.4%	89.7%
Percent of PEPM revenue	9.3%	9.5%	9.0%
Percent of Other revenue	6.7%	2.1%	1.3%
The Company currently reports revenues from data and analytics solutions in claims intelligence solutions and will likely do so until revenues from this solution line become more significant.
Costs of Services
Costs of services consist of all costs specifically associated with claims processing activities for clients, sales and marketing and the development and maintenance of the Company's networks and analytics-based solutions.
Insurance
The Company employs various risk transfer methodologies through the use of the various insurance policies it purchases, including, for certain risks, through its wholly-owned captive insurance subsidiary. These methodologies include the use of large deductible programs and self-insured retentions with stop loss limits. Coverages for risks related to errors and omissions liability, directors and officers liability, fiduciary liability, cybersecurity, employment practices liability, property and casualty and crime insurance utilize self-insured retentions subject to an annual aggregate limit. These self-insured retentions range up to $10,000,000 per claim. The Company retains the services of a global insurance broker to assess current risk and exposure levels as a standalone entity. The appropriate types and levels of coverage were determined by the Company and the Company had active policies providing the desired level of coverage deemed necessary by the Company.
Health insurance and employee benefits are self-insured by the Company, subject to a participant's deductible amounts. The Company uses historical claim data and loss trends to project incurred losses and record loss reserves. Other factors utilized in determining loss reserves include, but are not limited to, the amount and timing of historical payments, severity of individual claims, jurisdictional considerations, the anticipated future volume of claims, the life span of various types of claims and input from the Company's legal representatives responsible for the defense of these claims. The ultimate value of casualty claims (primarily general liability) and professional liability (primarily errors and omissions) claims may take several years before becoming known. Liabilities associated with the risks that are retained by the Company are not discounted.
The Company’s wholly-owned captive insurance subsidiary receives direct premiums, which are netted against the Company’s insurance company costs in General and administrative expenses in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company's awards are granted via the 2020 Omnibus Incentive Plan in the form of restricted stock awarded to certain employees ("Employee RS"), restricted stock units awarded to certain employees ("Employee RSUs"), restricted stock units granted to certain employees based on a fixed monetary amount ("Fixed Value RSUs"), cash settled restricted stock units granted to certain employees ("cRSUs"), non-qualified stock options awarded to certain employees (the "Employee NQSOs"), and performance stock units awarded to certain employees ("Employee PSUs" and together with the Employee RS, Employee RSUs, Fixed Value RSUs, cRSUs, the "employee awards"), and restricted stock unit awards to non-employee directors (the "Director RSUs"). The Company has also granted awards of Employee RSUs and Employee NQSOs outside of the 2020 Omnibus Incentive Plan pursuant to the NYSE's listing rules relating to inducement grants. Such grants made outside the 2020 Omnibus Incentive Plan are generally subject to the same terms and conditions that apply to awards granted under the 2020 Omnibus Incentive Plan and are approved by the Compensation Committee. The Company also issues shares via the Claritev Corporation 2023 Employee Stock Purchase Plan (as amended, the "ESPP").
The PSUs vest approximately three years after grant if certain performance metrics are met, as follows: 50% of the PSUs, or the RTSR PSUs, may be earned based on the Company’s relative total shareholder return over the measurement period from January 1, 2024 to December 31, 2026 compared to the Russel 2000 (the RTSR PSUs"), and 50% of the PSUs, or the revenue PSUs, may be earned based on the cumulative revenue from January 1, 2024 to December 31, 2025 (the "Revenue PSUs").
In 2025, the Company began granting a new type of award via the 2020 Omnibus Incentive Plan, in the form of cRSUs. The Company granted 565.6 thousand shares with a fair value at grant date of $8.2 million. The cRSUs vest in two tranches, one-half on each of the first and second anniversaries of the date of the grant. Each tranche of cRSUs is entitled to receive a cash payment equivalent to the fair market value of Class A common stock on the vesting date, subject to a cap of 4.0x the fair market value of Class A common stock on the grant date.
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
We determine the fair value of the Employee RS, Employee RSUs, and Director RSUs with time based vesting using the value on our Class A common stock on the date of the grant.
We determine the fair value of Employee NQSOs with an exercise price equal to the price of the Company's Class A common stock on the grant date ("at-the-money") using a Black-Scholes option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and the expected term obtained using the simplified method of averaging the vesting term and the original contractual term of the options. The fair value of Employee NQSOs with an exercise price higher than the Company's Class A common stock on the grant date ("out-of-the-money") is estimated on the date of grant using a binomial-lattice option pricing model while taking into consideration the price of the Company's Class A common stock, vesting conditions, and a sub optimal exercise factor calibrated to the valuation obtained from the Black-Scholes option pricing model used for a hypothetical at-the-money option with the same vesting schedules.
The fair value assigned to PSUs is determined using the market price of the Company’s stock on the grant date for the performance based awards for the Revenue PSUs, and by using a Monte Carlo simulation for the market based awards for the RTSR PSUs. Stock-based compensation costs associated with awards with a performance condition are re-assessed each reporting period based upon the estimated performance attainment on the reporting date until the performance conditions are met. The ultimate number of shares of Class A common stock that are issued to an employee is the result of the actual performance of the Company at the end of the performance period compared to the performance targets and ranges from 0% to 150% of the initial PSU grant.
The Monte Carlo simulation model uses the same input assumptions as the Black-Scholes option pricing model to determine the expected potential ranking of the Company against the Russell 2000 Index, i.e. the probability of satisfying the market condition defined in the award. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award. The risk-free interest rate is based on U.S. Treasury yield constant maturities for a term matching the expected term of the award.
We determine the fair value of the Fixed Value RSUs using the fixed dollar amount of the award. The Fixed Value RSUs are classified as liabilities.
Certain assumptions used in the model are subjective and require significant management judgment, and include the (i) risk-free rate, (ii) volatility, (iii) expected term, and (iv) suboptimal exercise factor. The Company incorporates company-specific historical volatility in its expected stock volatility estimates. The risk-free interest rate is based on the interpolated 5- and 7-year U.S. Treasury constant maturity yields. Changes in these assumptions can materially affect the estimate of the grant date fair value of the Employee NQSOs and ultimately compensation expenses.
We determine the fair value of the cRSUs using the market price of the Company's stock on the reporting date minus a call option valued using the Black-Scholes option pricing model. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award or one-year period if the expected term of the award is less than a year. The risk-free interest rate is based on U.S. Treasury yield constant maturities for a term matching the expected term of the award. We classify the cRSUs as a liability included in Accrued compensation on the consolidated balance sheets as the vesting results in payment of cash by the Company. The cRSUs are adjusted to fair value at each reporting date.
The ESPP allows eligible employees to contribute a portion of their base earnings toward the quarterly purchase of our Class A common stock. The purchase price is 85% of the fair market value of the stock on the last business day of the offering period and considered compensatory for financial reporting purposes. Any cash withheld from employees over the course of the purchase period is recorded as a liability, until such time that the cash is either returned to the employee (either at their election or upon their termination of employment prior to the end of the purchase period, if allowed or required by the terms of the ESPP) or used to purchase shares at the end of the purchase period. The Company recognizes forfeitures as they occur.
Client Concentration
Two clients individually accounted for 29.2% and 10.4% of total revenues for the year ended December 31, 2025, and two clients individually accounted for 27.7% and 15.9% of total revenues for the year ended December 31, 2024. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations.
Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash and trade accounts receivable, approximate their fair values due to their short maturities.
The fair value of long-term debt was obtained using traded prices by qualified institutional buyers as our long-term debt are not registered securities nor listed on any securities exchange. As such, this is considered a Level 2 fair value measurement. The fair value of interest rate swaps is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates.
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
The Company elected to apply the hedge accounting rules in accordance with authoritative guidance. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ (deficit)/equity and are subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects "Earnings."
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
The Company determines diluted EPS using the weighted-average number of common shares outstanding during the period, adjusted for potentially dilutive shares associated with warrants, shares which may be issued upon conversion of the Senior Convertible PIK Notes, Unvested Founder Shares and awards within the 2020 Omnibus Incentive Plan (collectively, Class A common stock equivalents), using the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the share-based awards, with the assumed proceeds used to purchase Class A common stock at the average market price for the period. Assumed proceeds include the amount the employee must pay upon exercise and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Out-of-the-money Class A common stock equivalents are considered anti-dilutive and are excluded in the computation of diluted EPS.
In periods when the Company records net loss, Class A common stock equivalents are excluded in the computation of diluted EPS because their inclusion would be anti-dilutive.
Balance Sheet Details
Other current assets, net
Other current assets, net consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Cloud computing implementation costs	$10,335	$3,633
Other receivables, net	2,880	2,895
Other current assets	1,115	467
Total other current assets, net	$14,330	$6,995
Other accrued expenses
Other accrued expenses consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued third-party administrative and network fees	$18,857	$8,050
Interest rate swap liability	6,052	3,115
Other accrued expenses	11,344	9,441
Total other accrued expenses	$36,253	$20,606
3.New Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates ("ASUs") and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial statements.
Accounting Pronouncements Issued and Adopted
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09. This standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. The Company adopted this standard for the year ended December 31, 2025 on a prospective basis and added additional income tax disclosures, see Note 14. Income Taxes for additional details.

Accounting Pronouncements Issued but Not Yet Adopted
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard.
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which reduces the cost and complexity of applying Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU introduced a practical expedient, which simplifies the estimation approach used to determine expected credit losses. The standard is effective for all entities for annual and interim periods beginning after December 15, 2025, with early adoption permitted, and applied prospectively. We do not expect the adoption of this standard in 2026 to have a material impact on our consolidated financial statements.
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
ASU 2025-09 Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements. In November 2025, the FASB issued ASU 2025-09, which is to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. The standard is effective for public business entities for annual and interim periods beginning after December 15, 2026, with early adoption permitted, and applied prospectively. We are currently evaluating the impact of this standard.
ASU 2025-11 Interim Reporting (Topic 270) - Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, which is to improve the navigability of the required interim disclosures and clarifying when the guidance is applicable. The standard is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted, and applied either prospectively or retrospectively for all prior periods presented. We are currently evaluating the impact of this standard.
ASU 2025-12 Codification Improvements. In December 2025, the FASB issued ASU 2025-12, which is to facilitate Codification updates for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The standard is effective for all entities for annual and interim reporting periods beginning after December 15, 2026, with early adoption permitted, and applied either prospectively or retrospectively for all prior periods presented. We are currently evaluating the impact of this standard.
4.    Business Combinations
OPCG Acquisition
On November 10, 2025, the Company executed an asset purchase agreement with OPCG, LLC ("OPCG"), a Missouri limited liability company, to acquire certain OPCG assets in exchange for $4.8 million in cash. This acquisition adds healthcare program management and consulting expertise to our existing services.
The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting. As a result, OPCG's identifiable assets were recorded at their fair market value as of the acquisition date. No liabilities were assumed as part of the acquisition. For income tax purposes, the acquisition of OPCG is treated as asset acquisition and the goodwill is tax deductible. The resulting intangible assets are amortizable for income tax purposes.
The following table summarizes the consideration transferred to acquire OPCG and the fair value of the assets acquired at the acquisition date (in thousands):

Total consideration transferred in cash	$4,750

Client relationships	2,037

Total identifiable net assets	2,037

Goodwill	$2,713
The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergies benefits of expanding the combined target markets.
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
Following the consummation of the transactions, the Company entered into separately recognized transactions with key employees and service providers of BST who are employed or engaged by the Company, and are eligible to participate in a long-term incentive and retention program. Pursuant to this incentive and retention program, cash payments will be made to such participant if: (i) subject to limited exceptions, such participant remains employed or engaged by the Company through the date of payment; and (ii) certain threshold, target and maximum annual recurring revenue targets relating to the business of BST are met over three to five years. At inception, the aggregate potential cash payments under this plan if the target annual recurring revenue targets were achieved was $66.0 million, with up to $16.5 million in additional potential cash payments if the maximum annual recurring revenue targets were achieved. However, as of December 31, 2025, taking into consideration the actual annual recurring revenue achieved to date and the number of participants remaining in the plan, the aggregate potential cash payments under this plan if the remaining target annual recurring revenue targets are achieved is $2.0 million, with up to $0.5 million in additional potential cash payments if the remaining maximum annual recurring revenue targets are achieved.  Further, there is a catch-up opportunity of up to $2.0 million (taking into consideration the number of participants remaining in the plan) if a separate catch-up annual recurring revenue target is achieved. If a minimum threshold as a percentage of target annual recurring revenue is not achieved, no cash payments will be due. The Company will account for the incentive payments as post-combination compensation costs. Through December 31, 2025, the Company has not recorded any compensation costs related to this program, as the annual recurring revenue target have not been achieved.
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
The results of operations and financial condition of BST have been included in the Company's consolidated financial statements from the date of acquisition.

In connection with the BST acquisition, the Company incurred transaction costs that have been expensed as incurred and these amounts totaling $6.9 million for the year ended December 31, 2023, are included in General and administrative expenses in the consolidated statements of operations and comprehensive loss.
5.    Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net	Property and Equipment	Accumulated Depreciation	Property and Equipment, Net
Leasehold improvements	$3,131	$(1,112)	$2,019	$2,465	$(1,467)	$998
Furniture & equipment	2,901	(2,044)	857	3,511	(3,119)	392
Computer hardware	43,626	(28,890)	14,736	75,011	(52,132)	22,879
Computer software	24,003	(21,187)	2,816	29,732	(25,712)	4,020
Capitalized software development	726,125	(420,227)	305,898	602,357	(337,997)	264,360
Total Property and equipment	$799,786	$(473,460)	$326,326	$713,076	$(420,427)	$292,649
During the years ended December 31, 2025, 2024 and 2023, the Company recorded a loss of sale of assets of $9.4 million, $8.6 million and $0.9 million, respectively.
6.    Leases
Substantially all of our operating leases are related to office space we lease in various buildings for our own use. The terms of these non-cancelable operating leases typically require us to pay rent and a share of operating expenses and real estate taxes. We also lease equipment under both operating and finance lease arrangements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent the Company's right to control the use of the underlying assets for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the Company's portfolio of leases. Operating leases are included in Operating lease ROU assets and Current and Non-current operating lease obligation on the consolidated balance sheets. Finance lease ROU assets are included in Property and equipment, net, and the current and non-current portion of finance lease liabilities are included in Other accrued expenses and Long-term debt, respectively, on the consolidated balance sheets.
The Company has operating and finance leases for corporate offices and certain equipment. Leases have remaining lease terms ranging from one to six years. Certain leases include options to renew in increments of five years; the options to renew are not considered reasonably certain to be exercised at commencement and are not included in the lease term. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance and property taxes associated with the properties. These variable payments are expensed as incurred. The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as those described above, as a single lease component. The Company elected not to apply the recognition requirements to leases with an initial term of twelve months or less ("short-term leases") and recognize lease expense for these short-term leases on a straight-line basis over the lease term.
The Company’s lease costs are recorded in Cost of services and General and administrative expenses. Short-term and finance lease expense was determined to not be material. The lease costs are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$5,061	$6,747	$9,558

Operating cash used in operating leases	$5,576	$5,759	$8,018
Future lease payments under operating leases as of December 31, 2025 are as follows (in thousands):

For the years ended December 31,
2026	$5,912
2027	5,018
2028	3,008
2029	2,744
2030	2,705
Thereafter	5,728
Total lease payments	25,115
Less: Interest	(4,174)
Present value of lease liabilities	$20,941
Additional information related to the Company’s leases is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	6 years	4 years
Weighted-average discount rate	6.5%	6.0%
As of December 31, 2025 and 2024, there were no material lease transactions that we have entered into but have not yet commenced.
7.    Goodwill and Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

		December 31, 2025			December 31, 2024
	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,199,517	$(2,651,110)	$1,548,407	$4,197,480	$(2,370,865)	$1,826,615
Provider network	15 years	896,800	(571,959)	324,841	896,800	(512,172)	384,628
Technology	6 years	21,850	(12,213)	9,637	21,850	(8,940)	12,910
Trade names	9 years	2,670	(1,421)	1,249	2,670	(1,170)	1,500
Non-compete	5 years	1,000	(530)	470	1,000	(330)	670
Total Other intangibles		$5,121,837	$(3,237,233)	$1,884,604	$5,119,800	$(2,893,477)	$2,226,323

As of December 31, 2025, the aggregate future amortization expense is as follows (in thousands):

For the years ended December 31,	Client relationships	Provider network	Technology	Trade names	Non-compete	Total
2026	$281,180	$59,787	$2,214	$251	$200	$343,632
2027	281,095	59,787	2,214	251	200	343,547
2028	280,161	59,787	2,214	251	70	342,483
2029	280,161	59,787	2,214	251	—	342,413
2030	279,754	59,787	781	227	—	340,549
Thereafter	146,056	25,906	—	18	—	171,980
Total	$1,548,407	$324,841	$9,637	$1,249	$470	$1,884,604
Goodwill was as follows (in thousands):

	2025	2024	2023
Balance as of January 1,	$2,403,140	$3,829,002	$3,705,199
Goodwill from acquisition	2,713	—	124,158
Loss on impairment	—	(1,425,862)	—
Purchase price adjustment	—	—	(355)
Balance as of December 31,	$2,405,853	$2,403,140	$3,829,002

	December 31, 2025	December 31, 2024
Gross Goodwill	$4,489,636	$4,486,923
Accumulated impairment	(2,083,783)	(2,083,783)
Total Goodwill	$2,405,853	$2,403,140
The Company identified one reporting unit for the purpose of goodwill impairment testing and performed a qualitative test for goodwill impairment of the one reporting unit during the fourth quarter. Based on the results of qualitative impairment assessment performed in the fourth quarter of 2025. The Company determined that it was more likely than not that the fair value of the reporting unit with goodwill was greater than their respective carrying values and no impairment loss related to goodwill was recorded during the year ended December 31, 2025.
During the year ended December 31, 2024, $1,425.9 million impairment loss related to goodwill and $8.5 million impairment loss related to indefinite-lived intangible assets, respectively, were recorded due to significant decline in our stock price and market capitalization and/or revised forecasts represented triggering events. During the third and fourth quarter of December 31, 2024, the Company committed to the Company-wide rebranding that culminated in the change of the Company’s corporate name to Claritev Corporation on February 17, 2025. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in impairment loss to intangible assets of $54.5 million that was included in Loss on impairment of goodwill and intangible assets in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
For each quantitative impairment test of goodwill performed in the year ended December 31, 2024, we calculate the estimated enterprise fair value of the reporting unit using (i) a discounted cash flow analysis, (ii) forecasted EBITDA trading multiples for comparable publicly traded companies and (iii) historical EBITDA multiples for comparable acquisitions, giving equal weight to the three approaches. Assumptions used in the discounted cash flow analysis include forecasted revenues, forecasted expenses, the terminal growth rate and the discount rate. The fair value measurements are based on significant unobservable inputs and thus represent Level 3 inputs. If business conditions or expectations were to change materially, it may be necessary to record further impairment charges in the future.
No impairment loss related to goodwill or indefinite-lived intangible assets was recorded during the year ended December 31, 2023.

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
The Company records derivatives on the consolidated balance sheets at fair value, as described in Note 10. Fair Value Measurements. The gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive income (loss) on the consolidated balance sheets and in interest expense in the consolidated statements of operations and comprehensive loss for the periods presented (in thousands):

	2025	2024	2023
Balance as of January 1, net of tax	$(5,063)	$(11,778)	$—
Unrealized gains (losses) recognized in other comprehensive income before reclassifications	3,440	1,704	(14,006)
Reclassifications of (losses) gains recognized to interest expense	(2,549)	5,011	2,228
Balance as of December 31, net of tax	$(4,172)	$(5,063)	$(11,778)
The following table represents the fair value of derivative assets and liabilities on the consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedging instruments:
Other accrued expenses	$6,052	$3,115
Other liabilities	—	3,599

9.    Long-Term Debt
Outstanding long-term debt is summarized below (in thousands):

	Character	Priority	Maturity	Repayment	Coupon	December 31, 2025	December 31, 2024
Term Loan B	Term Loan	Senior Secured	9/1/2028	Par	Variable	$—	$1,281,938
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	5,310	979,827
5.50% Notes	Notes	Senior Secured	9/1/2028	Par	5.50%	5,814	1,050,000
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK7.00%	420	1,253,890
First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable (1)	322,611	—
Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable (2)	1,135,357	—
Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	627,998	—
Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.75%	763,075	—
Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	765,520	—
Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	986,126	—
Finance lease obligations, non-current	Other	Senior Secured	2028-2029	Par	6.01% - 6.78%	183	82
Long-term debt						4,612,414	4,565,737
Less: current portion of long-term debt						(14,690)	(13,250)
Less: debt discounts, net						(18,717)	(21,485)
Less: debt issuance costs, net						(18,567)	(21,277)
Total Long-term debt, net						$4,560,440	$4,509,725
(1)Interest on the First-Out First Lien Term Loans (as defined below) is calculated, at MPH Acquisition Holdings LLC's ("MPH") option, as (a) Term Secured Overnight Financing Rate ("Term SOFR") (or 0.50%, if higher) plus 3.75% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.50% plus (y) 2.75%.
(2)Interest on the Second-Out First Lien Term Loans (as defined below) is calculated, at MPH's option, as (a) Term SOFR (or 0.50%, if higher) plus the applicable SOFR adjustment plus 4.60% or (b)(x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus the applicable SOFR adjustment plus 1.00% and (4) 1.50% plus (y) 3.60%.
Debt issuance, redemption and modification
On January 30, 2025, the Company, MPH and certain other of the Company’s direct and indirect subsidiaries completed the Refinancing Transaction. As used herein, references to the "Refinancing Transaction" are to the below transactions, which were consummated on January 30, 2025:
•separate offers to exchange (i) 5.50% Senior Notes due 2028 issued by MPH ("5.50% Notes") for a portion of (a) "first-out" first lien term loans maturing on December 31, 2030 under that certain Super Senior Credit Agreement, dated as of January 30, 2025 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the parent guarantors from time to time party thereto, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer (such loans, the "First-Out First Lien Term Loans"), (b) "second-out" 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH (the "Second-Out First Lien A Notes") and (c) "second-out" 5.75% first lien notes due 2030 issued by MPH (the "Second-Out First Lien B Notes" and, together with the Second-Out First Lien A Notes, the "Second-Out First Lien Notes"); (ii) 5.750% Senior Notes due 2028 issued by MPH ("5.750% Notes") for a portion of (a) Second-Out First Lien A Notes, (b) Second-Out First Lien B Notes and (c) "third-out" 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH (the "Third-Out First Lien A Notes"); (iii) the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 ("Senior Convertible PIK Notes") for a portion of (a) Second-Out First Lien A Notes, (b) Second-Out First Lien B Notes and (c) "third-out" 6.00% cash &

0.75% PIK first lien notes due 2031 issued by Claritev (the "Third-Out First Lien B Notes" and, together with the Third-Out First Lien A Notes, the "Third-Out First Lien Notes"); and (iv) MPH’s prior term loans maturing on September 1, 2028 (such loans, the "Prior Term Loans") under that certain Credit Agreement, dated as of August 24, 2021 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "Prior First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender and a letter of credit issuer for a portion of (a) First-Out First Lien Term Loans and (b) "second-out" first lien term loans maturing on December 31, 2030 under the First Lien Credit Agreement (the "Second-Out First Lien Term Loans") (collectively, the "Exchange Offers");
•(i) the termination of all revolving credit commitments under the Prior First Lien Credit Agreement (such commitments, the "Prior Revolving Credit Commitments") and (ii) the establishment of $350.0 million in "first-out" first lien revolving credit commitments terminating on December 31, 2029 under the First Lien Credit Agreement (such commitments, the "Revolving Commitments");
•the related consent solicitations (the "Consent Solicitations") to (i) holders of the 5.50% Notes, the 5.750% Notes and the Senior Convertible PIK Notes to remove substantially all of the covenants, certain events of default and certain other provisions contained in the indentures governing the 5.50% Notes, the 5.750% Notes and the Senior Convertible PIK Notes, and to release all of the collateral securing the 5.50% Notes and (ii) to holders of Prior Term Loans and Prior Revolving Credit Commitments to eliminate substantially all covenants, certain default provisions, and substantially all representations and warranties in the Prior First Lien Credit Agreement, as well as release certain of the collateral and guarantors thereunder, which had the effect of releasing (i) the same guarantors under the indentures governing the 5.50% Notes and the 5.750% Notes and (ii) the same collateral securing the 5.50% Notes; and
•the amendment to the Prior First Lien Credit Agreement (the "Credit Agreement Amendment") to (i) explicitly permit the Refinancing Transaction, (ii) eliminate substantially all affirmative covenants, negative covenants, representations and warranties and events of default set forth in the Prior First Lien Credit Agreement and (iii) release the Released Guarantors from their guarantee obligations and release any and all security interests or liens on the assets of such Released Guarantors.
As used herein, references to "Released Guarantors" are to (i) Benefits Science LLC, (ii) BST Acquisition Corp., (iii) American Lifecare Holdings, Inc., (iv) American Lifecare, Inc., (v) Statewide Independent PPO Inc., (vi) Private Healthcare Systems, Inc., (vii) HST, (viii) HST Acquisition Corp., (ix) Launchpoint Ventures, LLC, (x) DHP Acquisition Corp. and (xi) Data & Decision Science LLC.
Interest on the revolving loans (borrowed pursuant to MPH's $350.0 million senior secured revolving credit facility maturing on December 31, 2029 under the First Lien Credit Agreement (the "2025 Revolving Credit Facility")) is calculated, at MPH’s option, as (a) Term SOFR (or 0.00%, if higher) plus 3.75% or (b) (x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.00% plus (y) 2.75%. We are obligated to pay a commitment fee on the average daily unused amount of our 2025 Revolving Credit Facility. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first-out first lien debt to consolidated EBITDA ratio, as defined in the First Lien Credit Agreement.
As part of the Refinancing Transaction, we have incurred transaction expenses of $72.0 million, of which $8.0 million and $63.9 million have been expensed as incurred for years ended December 31, 2025 and 2024, respectively, and are included in Transaction costs related to refinancing transaction in the consolidated statements of operations and comprehensive loss. Debt issuance costs of $6.4 million associated with the 2025 Revolving Credit Facility are included in other assets on the consolidated balance sheets as of December 31, 2025. As of December 31, 2025, we have drawn $20.0 million under the 2025 Revolving Credit Facility loan and we have $6.4 million of outstanding letters of credit under such facility. Accordingly, we have access to an additional $323.6 million available for borrowing under the 2025 Revolving Credit Facility.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the prior notes were ratably applied to the new notes issued, and will be amortized over the new term.
The Refinancing Transactions increased the Company’s taxable income for 2025 and the estimated income tax liability resulting from the transaction was between $50.0 million and $60.0 million.

During the year ended December 31, 2024, the Company repurchased and cancelled $21.1 million of the Senior Convertible PIK Notes. The repurchases resulted in the recognition of gain on debt extinguishment of $5.9 million for the year ended December 31, 2024, which are included in Loss (gain) on extinguishment of debt in the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2023, the Company repurchased and cancelled $184.0 million and $25.0 million, of the 5.750% Notes and Senior Convertible PIK Notes, respectively. The repurchase resulted in the recognition of gain on debt extinguishment of $46.9 million and $7.1 million for the year ended December 31, 2023, for the 5.75% Notes and the Senior Convertible PIK Notes, respectively, which are included in Loss (gain) on extinguishment of debt in the consolidated statements of operations and comprehensive loss.
Debt Discounts
Some of our debt instruments have been issued with a discount. These discounts were capitalized and are being amortized over the term of the related debt using the effective interest method.
The following table is a summary of the cost and accumulated amortization of debt discounts (in thousands):

	Discount Rate(1)	December 31, 2025			December 31, 2024
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	1.0%	$—	$—	$—	$13,429	$(5,963)	$7,466
Senior Convertible PIK Notes	2.5%	—	—	—	32,189	(18,170)	14,019
First-Out First Lien Term Loans(1)	1.0%	793	(106)	687	—	—	—
Second-Out First Lien Term Loans(1)	1.0%	6,578	(859)	5,719	—	—	—
Second-Out First Lien A Notes(1)	2.5%	1,903	(192)	1,711	—	—	—
Second-Out First Lien B Notes(1)	2.5%	1,240	(153)	1,087	—	—	—
Third-Out First Lien B Notes(1)	2.5%	10,721	(1,208)	9,513	—	—	—
Total debt discounts		$21,235	$(2,518)	$18,717	$45,618	$(24,133)	$21,485
(1) The Exchange Offers were treated as debt modifications, and all unamortized debt discounts associated with the prior notes were ratably applied to the new notes issued and will be amortized over the new term.
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
The following table is a summary of the cost and accumulated amortization of debt issuances costs (in thousands):

	Amortization Period(1)	December 31, 2025			December 31, 2024
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Term Loan B	84 months	$—	$—	$—	$7,316	$(3,254)	$4,062
5.750% Notes	96 months	88	(55)	33	16,198	(8,143)	8,055
5.50% Notes	84 months	754	(205)	549	14,695	(5,535)	9,160
First-Out First Lien Term Loans(1)	71 months	1,949	(244)	1,705	—	—	—
Second-Out First Lien Term Loans(1)	71 months	3,625	(441)	3,184	—	—	—
Second-Out First Lien A Notes(1)	71 months	3,480	(381)	3,099	—	—	—
Second-Out First Lien B Notes(1)	71 months	5,271	(702)	4,569	—	—	—
Third-Out First Lien A Notes(1)	74 months	6,186	(758)	5,428	—	—	—
2025 Revolving Credit Facility(1)(2)	59 months	6,404	(1,201)	5,203	4,882	—	4,882
Prior Revolving Credit Commitment(2)	84 months	—	—	—	4,955	(2,764)	2,191
Total debt issuance costs		$27,757	$(3,987)	$23,770	$48,046	$(19,696)	$28,350
(1)The Exchange Offers were treated as debt modifications, and all unamortized debt issuance costs associated with the prior notes were ratably applied to the new notes issued and will be amortized over the new term.
(2)The debt issuance costs associated with the revolving credit facility are included in other assets on the consolidated balance sheets.
Interest expense
The commitment fee and interest expense related to the 2025 Revolving Credit Facility and the revolving credit facility related to the Term Loan B (the "Revolver B") were $8.2 million for the year ended December 31, 2025. The commitment fee and interest expense related to Revolver B were $3.1 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. These amounts are included in interest expense in the consolidated statements of operations and comprehensive loss.
Interest expense related to long-term debt was $383.8 million, $323.3 million and $330.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss. PIK interest accrual and accretion of debt repayment premium were $39.7 million and $17.9 million, respectively, for the year ended December 31, 2025, which were included in interest expense. Accrued PIK interest increases the principal amount of Second-Out First Lien A Notes, Third-Out First Lien A Notes and Third-Out First Lien B Notes on a semi-annual basis. Accretion of debt repayment premium, which is not subject to PIK interest calculation, increases the principal amount of Third-Out First Lien A Notes and Third-Out First Lien B Notes due to 107% principal payment requirement at maturity. PIK interest and the accretion of debt repayment premium are non-cash interest. No PIK interest nor accretion of debt repayment premium were incurred for the years ended December 31, 2024 and 2023.
Future principal payments
As of December 31, 2025, the aggregate future principal payments for long-term debt, excluding non-current finance lease liabilities (based on the outstanding long-term debt as of December 31, 2025 and assuming the payment are made at their respective anticipated payment dates) were as follows (in thousands):

For the years ended December 31,
2026	$14,690
2027	15,110
2028	25,814
2029	14,690
2030	2,790,281

Thereafter	1,751,646
Total	$4,612,231
Guarantees
All obligations under the debt agreements governing the 2025 Revolving Credit Facility, the First Lien Term Loans, and the New Notes issued by MPH are unconditionally guaranteed by the Company, MPH Acquisition, Polaris Intermediate, Polaris Parent LLC ("Polaris Parent"), and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized subsidiary of MPH (subject to certain exceptions). All obligations under the New Notes issued by Claritev are unconditionally guaranteed by MPH, MPH Acquisition Corp. 1 ("MPH Acquisition"), Polaris Intermediate, Polaris Parent, and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. organized subsidiary of MPH (subject to certain exceptions). All such obligations, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by a first priority lien shared between the senior secured credit facilities and the New Notes on substantially all of the tangible and intangible property of the Company, MPH Acquisition, Polaris Intermediate, Polaris Parent, MPH and the subsidiary guarantors, and a pledge of all of the capital stock of each of their respective subsidiaries (subject to certain exceptions).The senior secured credit facilities and their guarantees are secured, subject to permitted liens and other exceptions, by a first priority lien on substantially all of MPH's and the subsidiary guarantors' tangible and intangible property, and a pledge of all of the capital stock of each of their respective subsidiaries.
The 5.50% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries (subject to certain exceptions); provided that, as of January 30, 2025, the Released Guarantors are excluded from such guarantee.
The 5.750% Notes are guaranteed on a senior unsecured basis jointly and severally by the Company and its subsidiaries (subject to certain exceptions); provided that, as of January 30, 2025, the Released Guarantors are excluded from such guarantee.
The Senior Convertible PIK Notes are fully and unconditionally guaranteed by Polaris Intermediate.
Debt Covenants and Events of Default
The Company is subject to certain affirmative and negative debt covenants under the debt agreements governing our indebtedness that limit our and/or certain of our subsidiaries' ability to engage in specific types of transactions such as the ability to, among other things:
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
The 5.50% Notes, 5.750% Notes, First-Out First Lien Term Loans, Second-Out First Lien Term Loans, and the New Notes have speculative grade ratings. The Term Loan B and Senior Convertible PIK Notes are unrated.
The financial covenant under the 2025 Revolving Credit Facility is such that, if, as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ended March 31, 2025), the aggregate amount of loans under the 2025 Revolving Credit Facility, letters of credit issued under the 2025 Revolving Credit Facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 Revolving Credit Facility at such time, the 2025 Revolving Credit Facility will require MPH to maintain a consolidated first-out, first lien debt-to-consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of December 31, 2025, we did not exceed the financial covenant threshold under the 2025 Revolving Credit Facility to warrant additional compliance testing.
As of December 31, 2025, 2024 and 2023, we were in compliance with all of the debt covenants.
The debt agreements governing our senior secured indebtedness contain customary events of default, subject to grace periods and exceptions, which include, among other events, payment defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy, material judgments, failure of a guarantee on the liens on material collateral to remain in effect, and, in the case of the debt agreements governing the senior secured credit facilities, and any change of control. Upon the occurrence of an event of default under such debt agreements, the lenders and holders of such debt will be permitted to accelerate the repayment of the loans and terminate the commitments, as applicable, thereunder and exercise other specified remedies available to the lenders and holders thereunder.
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

10. Fair Value Measurements
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
•Level 3 — Unobservable inputs in which there is little or no market data, that are significant to fair value of the assets or liabilities, which require the entity to develop its own assumptions.
Financial instruments
The carrying value of cash and cash equivalents, trade accounts receivables, net, prepaid expenses, prepaid taxes, unbilled Independent Dispute Resolutions fee, net, other current assets, net, accounts payable, accrued interest, accrued compensation, and other accrued expenses, approximate their fair value due to their relative short maturities.
The financial instrument that could potentially subject the Company to concentration of credit risk consists primarily trade accounts receivable.
Cash and cash equivalents as of December 31, 2025 and 2024 did not include money market funds.
The Company's carrying amount and fair value of long-term debt consisted of the following (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Term Loan B (includes current portion)	$—	$—	$1,281,938	$986,938
5.50% Notes	5,814	4,595	1,050,000	891,450
5.75% Notes	5,310	3,318	979,827	645,706
Senior Convertible PIK Note	420	285	1,253,890	844,055
First-Out First Lien Term Loan	322,611	323,837	—	—
Second-Out First Lien Term Loan	1,135,357	1,070,755	—	—
Second-Out First Lien A Notes	627,998	666,180	—	—
Second-Out First Lien B Notes	763,075	673,795	—	—
Third-Out First Lien A Notes	765,520	661,180	—	—
Third-Out First Lien B Notes	986,126	811,187	—	—
Finance lease obligations	183	183	82	82
Total Long-term debt	4,612,414	4,215,315	4,565,737	3,368,231
Less: debt discounts, net	(18,717)	(18,717)	(21,485)	(21,485)
Total Long-term debt, net of discount	$4,593,697	$4,196,598	$4,544,252	$3,346,746
We estimate the fair value of long-term debt using level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.
Recurring fair value measurements
The Company records interest rate swaps on the consolidated balance sheets at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates.
The Company records cRSUs under Accrued Compensation on the consolidated balance sheets at fair value, which represents the estimated amount it would pay upon vesting of the cRSUs prior to the vesting date. The fair value is derived from the Black-Scholes model based on observable Level 2 inputs. The fair value of cRSUs granted was $19.9 million as of December 31, 2025, of which $8.3 million was recognized for the year ended December 31, 2025. See Note 12. Stock-Based Compensation for additional information.

Non-recurring fair value measurements
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date.
During the year ended December 31, 2025, we sold these alternative investments which resulted in a loss of $2.7 million recorded to Loss on sale of equity investments in the consolidated statements of operations and comprehensive loss. The carrying amount of these alternative investments, recorded under Other assets, net on the consolidated balance sheets, was zero and $15.0 million as of December 31, 2025 and December 31, 2024, respectively.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were impairment charges for these assets of $1,488.9 million for the year ended December 31, 2024.
For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 2. Summary of Significant Accounting Policies and Note 7. Goodwill and Other Intangible Assets.
11. Shareholders' (Deficit)/Equity
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 1,500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2025, there were 17,295,582 shares of Class A common stock issued, excluding (i) 2,178,504 shares of Class A common stock available for future grants under our 2020 Omnibus Incentive Plan, and (ii) the 808 shares of Class A common stock issuable upon conversion of the Senior Convertible PIK Notes.
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Class A common stock will possess all voting power for the election of directors and all other matters requiring shareholder action and will be entitled to one vote per share on matters to be voted on by shareholders. The holders of our Class A common stock will at all times vote together as one class on all matters submitted to a vote of the Class A common stock.
Warrants
Warrants were issued to the Sponsor (the "Private Placement Warrants") in a private placement simultaneously with the closing of the initial public offering by Churchill Sponsor III, LLC ("Churchill") which closed on February 19, 2020, which include the warrants to purchase Churchill's Class A common stock ("Working Capital Warrants") issued pursuant to the terms of an unsecured promissory note issued by the Company to the Sponsor, and which are on terms identical to the terms of the Private Placement Warrants. In connection with the execution of the Merger Agreement, Churchill and Michael Klein, Jay Taragin, Jeremy Paul Abson, Glenn R. August, Mark Klein, Malcolm S. McDermid, and Karen G. Mills entered into a Sponsor Agreement (as amended, the "Sponsor Agreement"). Pursuant to the terms of the Sponsor Agreement, 310,102 of the founder shares ("Unvested Founder Shares") and 120,000 Private Placement Warrants were unvested as of October 8, 2020 and would only re-vest if the closing price of our Class A common stock exceeds $500.00 per share for any forty (40) trading days in a consecutive sixty (60) day period between October 8, 2021 and October 8, 2025. Any such Unvested Founder Shares, Private Placement Warrants and Working Capital Warrants that did not re-vest on or before October 8, 2025 would be forfeited and cancelled.
Accordingly, on October 8, 2025, the Private Placement Warrants and the Working Capital Warrants, to purchase Sponsor's Class A common stock, and Unvested Founder Shares were forfeited and cancelled.
Additional paid-in capital
Additional paid-in capital is reported in the shareholders' (deficit)/equity section of the consolidated balance sheets and corresponds to the cash that shareholders have given the Company in exchange for stock.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is reported in the shareholders' (deficit)/equity section of the consolidated balance sheets and corresponds to the changes in the fair value of interest rate swap agreements designated as cash flow hedges.
Treasury stock
On February 27, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its Class A common stock from time to time in open market transactions. The repurchase program was effective immediately and set to expire on December 31, 2023, which was subsequently extended to December 31, 2024. Total share repurchased amount was $25.6 million under the share repurchase program by the expiration date of December 31, 2024.
On December 18, 2025, the Company’s Board of Directors approved a five-year share repurchase program (the "Five-Year Program") authorizing the Company to purchase up to $75.0 million of its Class A common stock from time to time in open market transactions, subject to compliance with applicable legal requirements. The Five-Year Program was approved starting January 1, 2026 through December 31, 2030 and is subject to a $20.0 million cap per calendar year. As of the date of this filing, the Company has not made any repurchases pursuant to the Five-Year Program.
As of December 31, 2025 and 2024, there were 742,859 and 742,859 shares of Class A common stock held in treasury, respectively.
Non-controlling Interests
During the year ended December 31, 2025, the Company formed inCortex LLC, a Delaware limited liability company as a wholly owned subsidiary of the company. On December 29, 2025, The Company exchanged certain membership interests of inCortex LLC to iOCortex LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of iOHealth - FZE, a limited liability company existing under the laws of the United Arab Emirates, in exchange for the intellectual property rights associated with certain cloud-based software assets. The Company accounts for the membership interests held by iOCortex LLC as non-controlling interests on the consolidated balance sheets. During the year ended December 31, 2025, no net income or loss was attributable to the noncontrolling interests.
12. Stock-Based Compensation
The Company operates under the 2020 Omnibus Incentive Plan. The purpose of the 2020 Omnibus Incentive Plan is to provide a means through which the Company may attract and retain key personnel whereby directors, officers, employees, consultants and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Class A Common Stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company's shareholders.
There are 5,396,250 total shares authorized under the plan and as of December 31, 2025 there are 2,178,504 shares of Class A common stock available for the issuance of awards under the 2020 Omnibus Incentive Plan and 357,915 shares available for issuance under our ESPP. The Company's CEO, with the approval of the Compensation Committee of the Board, determines participation and the allocation of the awards. Awards under the 2020 Omnibus Incentive Plan typically vest from 6 months to 4 years and are generally subject to either cliff vesting or graded vesting. Awards do not have non-forfeitable rights to dividends or dividend equivalents.
The Company has adopted an Incentive Compensation Clawback Policy in order to help ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.
The Company has allocated stock-based compensation expenses under the 2020 Omnibus Incentive Plan and ESPP between Costs of services and General and administrative expenses in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of services	$10,325	$8,080	$5,532
General and administrative	25,768	18,565	12,486
Total stock-based compensation expenses	$36,093	$26,645	$18,018

There was $49.0 million of unrecognized compensation cost as of December 31, 2025 related to the outstanding awards which is expected to be recognized over a weighted average period of 20 months.
Non-qualified stock options
Non-qualified stock option activity is summarized below (in thousands, except price and years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	275	$276.40	8.9 Years	$—
Awarded	—	—
Forfeited	(6)	198.40
Outstanding as of December 31, 2023	269	$278.02	8.9 Years	$2
Awarded	294	30.55
Forfeited	(31)	264.21
Outstanding as of December 31, 2024	532	$142.13	8.0 years	$439
Awarded	—	—
Forfeited	(63)	290.02
Outstanding as of December 31, 2025	469	$122.22	7.8 Years	$3,866

Exercisable as of December 31, 2023	91	$295.60	8.3 Years	$1
Exercisable as of December 31, 2024	157	$286.14	5.3 Years	$—
Exercisable as of December 31, 2025	200	$210.22	7.0 years	$—
Restricted Stock and Restricted Stock Units
Restricted Stock Units activity is summarized below (in thousands, except per share data):

	Director RSUs	Employee RSUs	Employee PSUs	Weighted Average grant date fair value per share
Unvested as of December 31, 2022	4	131	—	$4.44
Awarded	17	746	—	36.80
Vested	(3)	(36)	—	183.20
Forfeited	—	(34)	—	64.80
Unvested as of December 31, 2023	18	807	—	$51.58
Awarded	30	988	215	$32.76
Vested	(19)	(236)	—	56.37
Forfeited	(3)	(164)	(67)	44.80
Unvested as of December 31, 2024	26	1,395	148	$37.02
Awarded	51	1,477	—	$25.37
Vested	(26)	(430)	—	43.32
Forfeited	—	(194)	(36)	33.74
Unvested as of December 31, 2025	51	2,248	112	$28.12
On March 1,2025, the Company granted a new type of award via the 2020 Omnibus Incentive Plan, in the form of cRSUs. The Company granted 565.6 thousand shares with a fair value at grant date of $8.2 million. The cRSUs vest in two tranches, one-half on each of the first and second anniversaries of the date of the grant. Each tranche of cRSUs is entitled to receive a cash payment equivalent to the fair market value of Class A common stock on the vesting date, subject to a cap of 4.0x the fair market value of Class A common stock on the grant date.
The fair value assigned to cRSUs is determined using the market price of the Company’s stock on the reporting date minus a call option valued using the Black-Scholes model. Expected volatility in the model was estimated based on the volatility of historical stock prices over a period matching the expected term of the award or one-year period if the expected term of the award is less than a year. The risk-free interest rate is based on U.S. Treasury yield constant maturities for a term matching the expected term of the award. The following table summarizes the key assumption used to determine the fair value of the cRSUs:

	December 31, 2025		March 1, 2025
	Tranche 1	Tranche 2	Tranche 1	Tranche 2
Expected terms	0.2 year	1.2 years	1.0 year	2.0 years
Expected volatility	102.5%	125.0%	152.5%	122.5%
Risk-free rate	3.7%	3.5%	4.1%	4.0%
Dividend yield	—%	—%	—%	—%
Fair value of cRSUs (per unit)	$42.20	$28.00	$15.50	$13.60
The Company classifies the cRSUs as a liability included in Accrued compensation on the consolidated balance sheets as the vesting results in payment of cash by the Company. The cRSUs are adjusted to fair value at each reporting date.
ESPP
Our ESPP allows eligible employees to contribute a portion of their base earnings toward the quarterly purchase of our Class A common stock. The purchase price is 85% of the fair market value of the stock on the last business day of the offering period. The number of shares issued under our ESPP were as follows:

	Year Ended December 31,
	2025	2024	2023
Number of shares issued	51,994	79,943	10,403
13.    Basic and Dilutive Weighted Average Shares Outstanding
We have excluded from the calculation of diluted weighted average shares outstanding those instruments whose effect would have been antidilutive. The following table presents the weighted average number of shares outstanding and the computation of basic and diluted weighted average shares outstanding retroactively adjusted to reflect the reverse stock split for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Basic weighted average number of shares outstanding	16,434,919	16,147,506	16,128,366
Effect of potentially dilutive instruments	—	—	—
Diluted weighted average number of shares	16,434,919	16,147,506	16,128,366
Anti-dilutive warrants outstanding and unvested founder shares	—	786,819	1,772,602
Anti-dilutive Senior Convertible PIK Notes	808	2,411,327	2,500,000
Anti-dilutive stock-based compensation awards	2,881,156	1,657,789	1,207,723
14.    Income Taxes
The Company does not have significant operations in foreign jurisdictions. The benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$31,719	$63,104	$81,479
State and local	7,993	10,022	17,218
	39,712	73,126	98,697
Deferred
Federal	(108,022)	(166,453)	(104,298)
State and local	(20,486)	(31,555)	(9,762)
	(128,508)	(198,008)	(114,060)
Total benefit from continuing operations	$(88,796)	$(124,881)	$(15,363)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which included changes to certain tax laws. The tax law allows for the immediate expensing of capitalized software development costs, including provisions that impact prior treatment of these costs, as well as other positions favorable to the Company. Excluding interactions with other

IRC regulations, these provisions favorably impacted deferred tax assets by approximately $80.5 million as of December 31, 2025.
Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new tax law did not materially impact income tax expense or our effective tax rate during the year ended December 31, 2025. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated future guidance from the U.S. Department of the Treasury.
The TCJA and the Coronavirus Aid, Relief and Economic Security Act continue to be applicable to the Company’s provision for income taxes for the years ended December 31, 2025, 2024 and 2023. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted.
The pre-tax loss during the years ended December 31, 2025, 2024 and 2023 of $373.1 million, $1,770.7 million and $107.1 million, respectively, generated an income tax benefit of $88.8 million, $124.9 million and $15.4 million, respectively. The Company also recorded a cumulative deferred provision in Other comprehensive income (loss) of $1.3 million, $2.1 million and $3.7 million, respectively.
The reconciliation of the tax provision at the U.S. federal statutory rate of 21% to the provision for income taxes and the effective tax rate after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2025
U.S. federal statutory tax rate	$(78,346)	21.00%
State and local income taxes, net of federal income tax effect (a)	(9,870)	2.64%
Foreign tax effects	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax credits
Research and development tax credits	(4,668)	1.25%
Changes in valuation allowances	560	(0.15)%
Nontaxable or nondeductible Items
Other	3,528	(0.94)%
Changes in unrecognized tax benefits	—	—%
Other adjustments	—	—%
Effective Tax Rate	$(88,796)	23.80%
( a) States: NY, CA, IL, MA, MN, NJ make up greater than 50%.
The reconciliation of the tax provision at the U.S. federal statutory rate of 21% to the provision for income taxes and the effective tax rate for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
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

The effective tax rate for the year ended December 31, 2025 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitations on executive compensation, tax credits and state tax benefit.
The effective tax rate for the year ended December 31, 2024 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitations on executive compensation, non-deductible goodwill impairment, tax credits and state tax benefit.
The effective tax rate for the year ended December 31, 2023 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, non-deductible mark-to-market liability, limitations on executive compensation, non-deductible transaction costs, changes in the Company’s deferred state tax rate due to the BST acquisition, tax credits and state tax benefit.
The Company incurred an impairment charge of $1,469.0 million in the year ended December 31, 2024 which was treated for income tax purposes in accordance with ASU 2017-04. Of this impairment charge, $1,344.0 million resulted in an income tax expense of $282.3 million, since it is permanently non-deductible for income tax purposes.
The following are significant deferred income tax assets and liabilities (in thousands):

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Allowances on trade accounts receivable	$105	$100
Net operating loss carryforwards	255	255
Capital loss carryforwards	2,087	1,446
Accrued expenses and reserves	12,106	9,556
Interest limitation carryforward	200,710	159,325
Leases – right-of-use liability	5,043	4,395
Transaction expenses	13,771	18,136
Hedging	1,316	1,597
Refinance Transaction	71,651	—
Valuation allowance	(2,087)	(1,446)
Deferred income tax assets	304,957	193,364
Deferred income tax liabilities:
Intangible assets	420,389	498,011
Depreciable assets	77,917	16,605
Leases – right-of-use asset	3,379	3,891
Other	871	691
Deferred income tax liabilities	502,556	519,198
Net deferred income tax liabilities	$197,599	$325,834
The Company has no remaining NOL carry forwards for federal income tax purposes as of December 31, 2025 and 2024. The Company has net operating loss carryforwards for state income tax purposes of $0.3 million as of both December 31, 2025 and 2024. The Company has disallowed interest carry forwards for federal income tax purposes of $835.4 million and $200.7 million tax effected as of December 31, 2025, $663.2 million, $159.3 million tax effected as of December 31, 2024, that will be available to reduce future taxable income, subject to certain income limitations and which have an indefinite carryforward period. The Company believes it is more likely than not that these interest carryforwards will be fully utilized considering the weight of all positive and negative evidence under current tax laws.
During 2025, the Company incurred a capital loss on its sale of an equity investment. The resulting capital loss was recorded as a deferred tax asset. The Company also recorded a corresponding valuation allowance since it concluded it is more-likely-than-not that the Company will not generate capital gains to offset the capital loss.
During 2020, the Company marked-to-market certain investments which would result in a capital loss deferred tax asset for which the Company recorded a corresponding valuation allowance. As of December 31, 2025, the Company kept the valuation allowance related to the remaining estimated capital losses in excess of capital gain based on the difference between the tax and book balance of these investments. It is more likely than not the Company will not generate capital gain income to offset these losses.
The Company does not have reserves for uncertain tax positions. Any need for a reserve or changes in a reserve would be a component of the Company's tax provision. The Company includes interest and tax penalties as part of the tax provision. The Company does not reasonably expect any other significant changes in the next twelve months.

Various regulatory tax authorities periodically examine the Company's and its subsidiaries' tax returns. Tax years December 2022 through 2025 are open for Federal examination. Tax years 2021 through 2025 are still open for examination related to income taxes to various state taxing authorities.
The amount of cash federal income taxes paid and cash state income taxes paid, net of refunds by the Company during the year ended December 31, 2025 were $36.7 million and $7.8 million, respectively.
The amount of cash income taxes paid, net of refunds by the Company during the years ended December 31, 2024 and 2023 was $80.1 million and $100.1 million, respectively.
15. Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million as of December 31, 2025. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million outstanding as of December 31, 2025.
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
As of December 31, 2025 our unconditional purchase obligations are as follows (in thousands):

For the years ended December 31,
2026	$9,331
2027	13,036
2028	19,701
2029	22,787
2030	27,561
Thereafter	34,452
Total	$126,868
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
We have been named in numerous federal lawsuits, including putative class action lawsuits relating to litigation on the basis of alleged violation of antitrust laws, asserting that, among other things, the Company is conspiring with commercial health insurance payers to suppress out-of-network reimbursements in violation of applicable antitrust law. These lawsuits were initially filed in various venues, including the Southern District of New York, the Northern District of Illinois, and the Northern District of California, naming the Company and, in certain cases, certain payers, as defendants. The lawsuits have now been centralized in the Northern District of Illinois pursuant to a transfer order issued by the federal Judicial Panel on Multidistrict Litigation and assigned to the Honorable Matthew F. Kennelly. Consolidated complaints were filed on November 18, 2024 and the defendants filed joint motions to dismiss the consolidated complaints on January 16, 2025, which were granted in part and denied in part on June 3, 2025. Discovery in the case is ongoing. We believe these lawsuits are without merit and are vigorously defending the Company.
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the consolidated statements of operations and comprehensive loss during the period of the change and appropriately reflected in other accrued expenses on the consolidated balance sheets.
16.    Segment Information
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company's singular focus is being a leading value-added provider of data analytics and technology-enabled end-to-end cost management, payment and revenue integrity solutions to the healthcare industry.
The CODM assesses performance for our reporting segment and decides how to allocate resources based on consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODM uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our segment or into other parts of the entity, such as for acquisitions or debt and equity repurchases. Additionally, we have identified personnel expenses, stock-based compensation ("SBC"), and access and bill review fees as significant expenses that are regularly provided to the CODM and included in net income (loss). Personnel expenses are defined as salaries and corresponding benefits (excluding SBC), severance costs, indirect costs such as recruitment fees, contract labor, and are presented net of capitalized costs. Stock-based compensation includes expense under the 2020 Omnibus Incentive Plan and ESPP. Access and bill review fees include fees for accessing non-owned third-party provider networks, expenses associated with vendor fees for database access and systems technology used to reprice claims, and outsourced services. Third-party network expenses are fees paid to non-owned provider networks used to supplement our owned network assets to provide more network claim savings to our clients.
In addition, substantially all of the Company's revenues and long-lived assets are attributable to operations in the United States for all periods presented.
The following table presents summary results for our reporting segment for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$965,413	$930,624	$961,524
Cost of Services ("COS")
Personnel expenses excluding stock-based compensation	191,849	186,132	188,910
Stock-based compensation, including cRSUs	10,325	8,080	5,532
Access and bill review fees	25,117	21,886	19,327
Other cost of service expenses	26,120	23,306	21,699
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	253,411	239,404	235,468
General and Administrative ("G&A")
Personnel expenses excluding stock-based compensation	62,956	64,046	60,152
Stock-based compensation, including cRSUs	25,768	18,565	12,486
Transaction-related expenses	—	—	8,064
Transformation costs	44,954	—	—
Other general and administrative expenses	87,840	68,280	62,480
General and Administrative Expenses	221,518	150,891	143,182
Depreciation	101,669	88,190	77,323
Amortization of intangible assets	343,757	343,883	342,694
Loss on impairment of goodwill and intangible assets	—	1,488,863	—
Loss on disposal of leases	6,936	729	24
Loss on sale of assets	9,357	8,595	851
Total expenses	936,648	2,320,555	799,542
Operating income (loss)	28,765	(1,389,931)	161,982
Interest expense	392,022	326,371	333,208
Interest income	(1,561)	(3,130)	(8,233)
Transaction costs related to refinancing transaction	8,045	63,930	—
Loss (gain) on extinguishment of debt	670	(5,913)	(53,968)
Loss on sale of equity investment	2,667	—	—
Gain on change in fair value of Private Placement Warrants and Unvested Founder Shares	—	(477)	(1,965)
Net loss before taxes	(373,078)	(1,770,712)	(107,060)
Benefit for income taxes	(88,796)	(124,881)	(15,363)
Net loss	(284,282)	(1,645,831)	(91,697)
Less: net loss attributable to non-controlling interests	—	—	—
Net loss attributable to Claritev Corporation	$(284,282)	$(1,645,831)	$(91,697)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls over certain information technology ("IT") general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected on a timely basis.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Plan
Management has evaluated the deficiencies described above and is actively developing a remediation plan designed to strengthen our IT general control processes and controls. This plan will include, but is not limited to, (i) implementing new controls and/or modifying existing controls, including user access and change management controls and (ii) training of relevant personnel on the design and operation of any new or modified IT general controls. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors.
The Company is committed to remediating these material weaknesses and expects to complete the implementation of its remediation plan during the fiscal year 2026. We believe our remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
N/A
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Our executive officers and directors, and their respective ages and positions with us, as of the date of this Annual Report on Form 10-K are as follows:
Executive Officers

Name	Age	Position at Claritev
Travis S. Dalton	55	President, Chief Executive Officer & Executive Chair of the Board
Douglas M. Garis	41	Executive Vice President & Chief Financial Officer
Jerome W. Hogge	60	Executive Vice President & Chief Operating Officer
Michael C. Kim	60	Executive Vice President & Chief Digital Officer
William B. Mintz	47	Senior Vice President & Chief Strategy Officer
Tiffani D. Misencik	53	Senior Vice President & Chief Growth Officer
Carol H. Nutter	49	Senior Vice President & Chief People Officer
Tara A. O'Neil	60	Senior Vice President & General Counsel
Directors

Name	Age	Position on Claritev Board	Principal Profession/Occupation
Travis S. Dalton	55	Chair of the Board	President, Chief Executive Officer, Claritev Corporation
Allen R. Thorpe	55	Lead Independent Director	Former Partner, Hellman & Friedman LLC
Richard A. Clarke	75	Director	Chief Executive Officer, Good Harbor Security Management
Anthony Colaluca, Jr.	59	Director	President of Colaluca Business Advisors, LLC
C. Martin Harris	69	Director	Vice President of the Health Enterprise & Chief Business Officer, Dell Medical School, University of Texas at Austin
Jason Kap	56	Director	Founder and Chief Executive Officer, Blue Rocket Incorporated
Julie D. Klapstein	71	Director	Former Chief Executive Officer, Availity, LLC
Michael S. Klein	62	Director	Founder and Managing Partner, M. Klein and Company, LLC
John M. Prince	58	Director	Former President and Chief Operating Officer, Optum
Dale A. White	70	Director	Former Chief Executive Officer and Chair of the Board, Claritev Corporation

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
All other information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Item 11.    Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2020, by and among Churchill Capital Corp III, Music Merger Sub I, Inc., Music Merger Sub II, LLC, Polaris Parent Corp. and Polaris Investment Holdings, L.P.	8-K	001-39228	2.1	July 13, 2020
2.2	Unit Purchase Agreement, dated May 8, 2023, by and among the Registrant, MultiPlan, Inc., Babylon Acquisition Corp., Benefits Science LLC, the Sellers listed therein and the Seller Representative identified therein.	8-K	001-39228	2.1	May 9, 2023
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-39228	3.1	October 9, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant filed September 20, 2024.	8-K	001-39228	3.1	September 20, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant filed February 17, 2025.	8-K	001-39228	3.1	February 19, 2025
3.4	Amended and Restated Bylaws.	8-K	001-39228	3.2	February 19, 2025
4.1	The Convertible Notes Supplemental Indenture, dated as of January 30, 2025, by and between the Registrant, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-39228	4.3	January 30, 2025
4.2	Form of 5.750% Senior Notes due 2028 (included in Exhibit 4.8).
4.3	The Unsecured Notes Supplemental Indenture, dated as of January 30, 2025, by and between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.2	January 30, 2025
4.4	Form of 5.50% Senior Secured Note due 2028 (included in Exhibit 4.11).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.5	The Secured Notes Supplemental Indenture, dated as of January 30, 2025, by and between MPH Acquisition Holdings LLC and Wilmington Trust, National Association	8-K	001-39228	4.1	January 30, 2025
4.6	The New Second-Out First Lien A Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.4	January 30, 2025
4.7	Form of 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.14)	8-K	001-39228	4.5	January 30, 2025
4.8	The New Second-Out First Lien B Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.6	January 30, 2025
4.9	Form of 5.75% first lien notes due 2030 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.16)	8-K	001-39228	4.7	January 30, 2025
4.10	The New Third-Out First Lien A Notes Indenture, dated as of January 30, 2025, by and among MPH Acquisition Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.8	January 30, 2025
4.11	Form of 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH Acquisition Holdings LLC (included as Exhibit A to Exhibit 4.18)	8-K	001-39228	4.9	January 30, 2025
4.12	The New Third-Out First Lien B Notes Indenture, dated as of January 30, 2025, by and among the Registrant, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent	8-K	001-39228	4.1	January 30, 2025
4.13	Form of 6.00% cash & 0.75% PIK first lien notes due 2031 issued by the Registrant (included as Exhibit A to Exhibit 4.20)	8-K	001-39228	4.1	January 30, 2025
4.14	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1	Investor Rights Agreement, dated as of July 12, 2020, by and among Churchill Capital Corp III, Polaris Investment Holdings, L.P., Churchill Sponsor III LLC, Hellman & Friedman Capital Partners VIII, L.P., The Public Investment Fund of The Kingdom of Saudi Arabia, and the other parties named therein.	8-K	001-39228	10.1	July 13, 2020
10.2	Amendment No. 1 to Investor Rights Agreement, dated as of January 31, 2022, by and between the Registrant and the other parties thereto.	8-K	001-39228	10.2	January 31, 2022
10.3	Amendment No. 2 to Investor Rights Agreement, dated as of December 28, 2023, by and between the Registrant and the other parties thereto.	8-K	001-39228	10.1	January 4, 2023
10.4#	Amendment Agreement No. 2, dated as of January 30, 2025, to the Credit Agreement, dated as of August 24, 2021, by and among MPH Acquisition Corp. 1, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the Lenders and Letter of Credit Issuers from time to time party thereto, and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent, Swingline Lender and a Letter of Credit Issuer.	8-K	001-39228	10.2	January 30, 2025
10.5#	Super Senior Credit Agreement, dated as of January 30, 2025, by and among MPH Acquisition Corp 1, a Delaware corporation, MPH Acquisition Holdings LLC, the Co-Obligors from time to time party thereto, the financial institutions from time to time party thereto as lenders, the Letter of Credit Issuers from time to time party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-39228	10.1	January 30, 2025
10.6#	Transaction Support Agreement, dated as of December 23, 2024, by and among the Registrant, MPH Acquisition Holdings LLC, and their subsidiaries and affiliates, certain ad hoc groups of noteholders and lenders party thereto, and other lenders party thereto.	8-K	001-39228	10.1	December 26, 2024
10.7#	2020 Omnibus Incentive Plan.	S-8	333-251250	4.1	December 10, 2020
10.8#	Amendment No. 1 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	April 26, 2024
10.9#	Amendment No. 2 to 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.14	May 9, 2025
10.10#	Amendment No. 3 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	May 1, 2025

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11#	Form of Director Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.12	March 16, 2021
10.12#	Form of Employee Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.13	March 16, 2021
10.13#	Form of Restricted Stock Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.14	March 16, 2021
10.14#	Form of Option Award under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.15	March 16, 2021
10.15#	Form of Stock Award Agreement under the 2020 Omnibus Incentive Plan.	8-K	001-39228	10.3	January 31, 2022
10.16#+	Form of Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.	10-K	001-39228	10.17	February 28, 2024
10.17#	Form of Executive Officer Stock-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.6	May 9, 2025
10.18#	Form of Executive Officer Cash-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.7	May 9, 2025
10.19#	Form of Chief Executive Officer Stock-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.8	May 9, 2025
10.20#	Form of Chief Executive Officer Cash-Settled Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.9	May 9, 2025
10.21#	Form of Severance Letter for Executives.	10-Q	001-39228	10.5	May 9, 2025
10.22#	Employee Stock Purchase Plan.	S-8	333-271794	4.1	May 10, 2023
10.23#	Amendment No. 1 to Employee Stock Purchase Plan.	10-Q	001-39228	10.17	May 9, 2025
10.24#	Amended and Restated Employment Agreement, dated May 5, 2016, by and among Dale White, Polaris Investment Holdings, L.P. and MultiPlan, Inc.	8-K	001-39228	10.15	October 9, 2020
10.25#	Form of Director and Officer Indemnification Agreement.	8-K	001-39228	10.17	October 9, 2020
10.26#	Employment Agreement, dated January 31, 2022, by and between the Registrant and Dale White.	8-K	001-39228	10.1	January 31, 2022
10.27#	Letter Agreement, dated December 28, 2023, by and between the Registrant and Dale White.	8-K	001-39228	10.2	January 4, 2024
10.28#	Retirement Transition Letter, dated December 31, 2024, by and between the Registrant and Dale White.	8-K	001-39228	10.1	December 31, 2024
10.29#	Employment Agreement, dated December 28, 2023, by and between the Registrant and Travis Dalton.	8-K	001-39228	10.3	January 4, 2024
10.30#	First Amendment to Employment Agreement, dated February 28, 2025, between the Registrant and Travis Dalton.	10-Q	001-39228	10.1	May 9, 2025
10.31#	Employment Agreement Amendment Letter, dated February 28, 2025, between the Registrant and Travis Dalton.	10-Q	001-39228	10.2	May 9, 2025
10.32#	Offer Letter, dated February 15, 2024, by and between the Registrant and Jerome Hogge.	8-K	001-39228	10.1	March 7, 2024
10.33#	Offer Letter, dated November 29, 2022, by and between the Registrant and Carol Nutter.	10-Q	001-39228	10.1	May 9, 2024
10.34#	Employment Agreement, dated July 31 2024, by and between the Registrant and Douglas Garis.	8-K	001-39228	10.2	August 1, 2024
10.35#	First Amendment to Employment Agreement, dated February 27, 2025, between the Registrant and Douglas Garis.	10-Q	001-39228	10.3	May 9, 2025
10.36#	Offer Letter, dated September 26, 2024, between the Registrant and Tiffani Misencik.	10-Q	001-39228	10.4	May 9, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101 SCH	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).					X
+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

Claritev Corporation

By:	/s/ Travis S. Dalton
Name: Travis S. Dalton
Title: Chief Executive Officer (Principal Executive Officer) and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis S. Dalton	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2026
Travis S. Dalton

/s/ Douglas M. Garis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Douglas M. Garis

/s/ Brock Albinson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Brock Albinson

/s/ Allen R. Thorpe	Lead Independent Director	February 26, 2026
Allen R. Thorpe

/s/ Richard A. Clarke	Director	February 26, 2026
Richard A. Clarke

/s/ Anthony Colaluca, Jr.	Director	February 26, 2026
Anthony Colaluca, Jr.

/s/ C. Martin Harris	Director	February 26, 2026
C. Martin Harris

/s/ Jason L. Kap	Director	February 26, 2026
Jason L. Kap

/s/ Julie D. Klapstein	Director	February 26, 2026
Julie D. Klapstein

/s/ Michael S. Klein	Director	February 26, 2026
Michael S. Klein

/s/ John M. Prince	Director	February 26, 2026
John M. Prince

/s/ Dale A. White	Director	February 26, 2026
Dale A. White