Form 10-Q
period 2026-03-31
Claritev Corp
filed 2026-05-07
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of May 4, 2026, 17,047,789 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
CLARITEV CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,327	$16,814
Restricted cash	13,401	11,527
Trade accounts receivable, net	140,917	127,615
Prepaid expenses	35,349	31,992
Prepaid taxes	4,101	11,526
Unbilled Independent Dispute Resolution fees, net	13,304	10,563
Other current assets, net	13,868	14,330
Total current assets	242,267	224,367
Property and equipment, net	343,599	326,326
Operating lease right-of-use assets	13,549	13,966
Goodwill	2,405,853	2,405,853
Other intangibles, net	1,798,696	1,884,604
Other assets, net	35,335	33,342
Total assets	$4,839,299	$4,888,458
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$59,176	$60,463
Accrued interest	52,277	100,009
Operating lease obligation, short-term	4,907	4,705
Current portion of long-term debt	14,690	14,690
Accrued compensation	19,672	45,238
Other accrued expenses	38,842	36,253
Total current liabilities	189,564	261,358
Long-term debt	4,574,253	4,560,440
2025 Revolving Credit Facility	125,000	20,000
Operating lease obligation, long-term	15,060	16,236
Deferred income taxes	169,836	197,599
Total liabilities	5,073,713	5,055,633
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,743,149 and 17,295,582 issued; 17,000,290 and 16,552,723 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	2,402,923	2,398,423
Accumulated deficit	(2,502,980)	(2,429,420)
Accumulated other comprehensive loss	(2,351)	(4,172)
Treasury stock - 742,859 shares as of March 31, 2026 and December 31, 2025	(138,733)	(138,733)
Total shareholders’ (deficit)/equity attributable to Claritev Corporation	(241,139)	(173,900)
Non-controlling interests	6,725	6,725
Total shareholders' deficit	(234,414)	(167,175)
Total liabilities and shareholders’ deficit	$4,839,299	$4,888,458
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$244,678	$231,330
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	69,080	60,436
General and administrative expenses	57,830	46,968
Depreciation	25,183	24,546
Amortization of intangible assets	85,908	85,971
Loss on disposal of leases	38	3,317
Loss on sale of assets	—	350
Total expenses	238,039	221,588
Operating income	6,639	9,742
Interest expense	99,542	91,636
Interest income	(182)	(488)
Transaction costs related to refinancing transaction	—	7,792
Loss on extinguishment of debt	—	670
Net loss before taxes	(92,721)	(89,868)
Benefit for income taxes	(19,161)	(18,549)
Net loss	(73,560)	(71,319)
Less: net loss attributable to non-controlling interests	—	—
Net loss attributable to Claritev Corporation	$(73,560)	$(71,319)

Weighted average shares outstanding – Basic and Diluted	16,692,340	16,273,439

Net loss per share – Basic and Diluted	$(4.41)	$(4.38)

Net loss attributable to Claritev Corporation	(73,560)	(71,319)
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net of tax	1,821	(1,624)
Comprehensive loss	$(71,739)	$(72,943)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Shareholders' (Deficit)/Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	17,295,582	$2	$2,398,423	$(2,429,420)	$(4,172)	(742,859)	$(138,733)	$6,725	$(167,175)
Stock-based compensation	414,197	—	6,895		—	—	—	—	6,895
Tax withholding related to vesting of equity awards	—	—	(2,859)	—	—	—	—	—	(2,859)
Gain arising during the period on Interest rate swaps	—	—	—	—	3,466	—	—	—	3,466
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(1,645)	—	—	—	(1,645)
Issuance of common stock in connection with employee stock purchase plan	33,370	—	464	—	—	—	—	—	464
Net loss	—	—	—	(73,560)	—	—	—	—	(73,560)
Balance as of March 31, 2026	17,743,149	$2	$2,402,923	$(2,502,980)	$(2,351)	(742,859)	$(138,733)	$6,725	$(234,414)

	Three Months Ended March 31, 2025
	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	16,930,827	$2	$2,372,954	$(2,145,138)	$(5,063)	(742,859)	$(138,733)	$—	$84,022
Stock-based compensation	260,208	—	6,329	—	—	—	—	—	6,329
Tax withholding related to vesting of equity awards	—	—	(2,884)	—	—	—	—	—	(2,884)
Loss arising during the period on Interest rate swaps	—	—	—	—	(1,330)	—	—	—	(1,330)
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(294)			—	(294)
Issuance of common stock in connection with employee stock purchase plan	14,613	—	301	—	—	—	—	—	301
Net loss	—	—	—	(71,319)	—	—	—	—	(71,319)
Balance as of March 31, 2025	17,205,648	$2	$2,376,700	$(2,216,457)	$(6,687)	(742,859)	$(138,733)	$—	$14,825

The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(73,560)	$(71,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,183	24,546
Amortization of intangible assets	85,908	85,971
Amortization of the right-of-use asset	556	1,022
Stock-based compensation	6,895	6,329
Deferred income taxes	(28,337)	(52,820)
Amortization of debt discounts and issuance costs	1,554	712
Non-cash interest expense	15,952	10,907
Loss on extinguishment of debt	—	670
Loss on disposal of property and equipment	—	350
Loss on disposal of leases	38	3,317
Changes in assets and liabilities:
Trade accounts receivable, net	(16,043)	(3,708)
Prepaid taxes	7,425	6,747
Prepaid expenses, other current and non-current assets	600	(4,912)
Accounts payable	(1,287)	(51,821)
Other accrued expenses, accrued interest and accrued liabilities	(69,512)	15,074
Operating leases, net	(1,151)	(1,121)
Net cash used in operating activities	(45,779)	(30,056)
Investing activities:
Purchases of property and equipment	(46,767)	(38,866)
Net cash used in investing activities	(46,767)	(38,866)
Financing activities:
Repayments of Term Loan	(3,672)	—
Taxes paid on settlement of vested share awards	(2,859)	(2,884)
Borrowings on 2025 Revolving Credit Facility	145,000	130,000
Repayment of 2025 Revolving Credit Facility	(40,000)	(50,000)
Payment of debt issuance costs	—	(4,267)
Proceeds from issuance of common stock under ESPP	464	301
Net cash provided by financing activities	98,933	73,150
Net increase in cash, cash equivalents and restricted cash	6,387	4,228
Cash, cash equivalents and restricted cash at beginning of period	28,341	29,672
Cash, cash equivalents and restricted cash at end of period	$34,728	$33,900

Cash and cash equivalents	$21,327	$23,129
Restricted cash	13,401	10,771
Cash, cash equivalents and restricted cash at end of period	$34,728	$33,900

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$17,046	$9,694
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$(10,411)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(129,311)	$(82,003)
Income taxes, net of refunds	$(1,636)	$(2,532)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.General Information and Basis of Accounting
Claritev Corporation (collectively, the "Company", "we", "us", or "our") is a technology, data and insights company focused on improving transparency, affordability and quality across the healthcare system. We bring objective, market-based insights to some of the healthcare system's most complex decisions based on decades of claims expertise. By applying data, analytics, and experience, we help organizations across the healthcare ecosystem better understand costs, pricing, and payment dynamics.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP", "U.S. GAAP", or "generally accepted accounting principles"), and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, Regulation S-X. The condensed consolidated financial statements present the financial position, results of operations, shareholders' deficit, and cash flows of the Company, in accordance with consolidation accounting guidance, are unaudited. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the balance sheets, statements of operations and comprehensive loss, shareholders' deficit, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The condensed consolidated financial statements and notes herein should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
Certain balances from the prior period have been reclassified to conform to the current period presentation in the condensed consolidated financial statements.
Summary of Significant Accounting Policies
Within the Notes to the Condensed Consolidated Financial Statements, we use "client(s)" synonymously with "customer(s)," and the terms should be understood as interchangeable.
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

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types (in thousands):

	Three Months Ended March 31,
	2026	2025
Claims Intelligence Solutions	$166,305	$153,430
PSAV	147,297	138,744
PEPM	11,839	10,731
Other	7,169	3,955
Network Solutions	47,476	46,890
PSAV	26,379	28,882
PEPM	11,650	12,448
Other	9,447	5,560
Payment and Revenue Integrity Solutions	30,897	31,010
PSAV	30,802	30,889
PEPM	95	121
Total Revenues	$244,678	$231,330
Percent of PSAV revenues	83.6%	85.8%
Percent of PEPM revenues	9.6%	10.1%
Percent of other revenues	6.8%	4.1%
The Company currently reports revenues from data and analytics solutions in claims intelligence solutions and will likely do so until revenues from this solution line become more significant.
Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. For our percentage of savings ("PSAV") contracts, portions of revenue that are recognized and collected in a reporting period may be returned or credited in subsequent periods. These credits are the result of payers not utilizing the discounts that were initially calculated, or differences between the Company’s estimates of savings achieved for a client and the amounts self-reported in the following month by that same client. Significant judgment is required to estimate constrained variable consideration. We estimate constrained variable consideration based upon client-specific and aggregated factors as well as historical payment yields in addition to client contractual terms and performance guarantees.
The timing of payments from clients may generate contract assets or contract liabilities; however, these amounts are immaterial in the periods presented.
Stock-Based Compensation
On March 1, 2025, the Company began granting a new type of award via the Claritev Corporation 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), in the form of cash settled Restricted Stock Units ("cRSUs"). The Company granted 565.6 thousand shares with a fair value at grant date of $8.2 million. The cRSUs vest in two tranches, one-half on each of the first and second anniversaries of the date of the grant. In the first quarter of 2026, the first tranche of cRSUs vested and paid. The second tranche is expected to vest on March 1, 2027.
The Company classifies the cRSUs as a liability on its condensed consolidated balance sheets as their vesting results in payment of cash by the Company. The cRSUs are adjusted to fair value at each reporting date.
Stock-based compensation is recognized as compensation expense, net of forfeitures, over the applicable requisite service period of the stock award using the straight-line method for the awards. The Company recognizes forfeitures as they occur.
New Accounting Pronouncements Recently Adopted
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which reduces the cost and complexity of applying Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU introduced a practical expedient, which simplifies the estimation approach used to determine expected credit losses. The standard is effective for all entities for annual and interim periods beginning after December 15, 2025, with early adoption permitted, and applied prospectively. The Company adopted this standard on January 1, 2026 on a prospective basis, which did not materially impact our condensed consolidated financial statements during the quarter ended March 31, 2026.
ASU 2025-06 Intangibles - Goodwill and other Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. This ASU changes the cost capitalization threshold by eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold. The standard is effective for all entities for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied using prospective approach, modified transition approach, or retrospective approach for all prior periods presented. The Company early adopted this standard on January 1, 2026 on a prospective basis which did not materially impact our condensed consolidated financial statements during the quarter ended March 31, 2026.
New Accounting Pronouncements Issued but Not Yet Adopted
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

2.    Goodwill and Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

		March 31, 2026			December 31, 2025
	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,199,517	$(2,721,405)	$1,478,112	$4,199,517	$(2,651,110)	$1,548,407
Provider network	15 years	896,800	(586,906)	309,894	896,800	(571,959)	324,841
Technology	6 years	21,850	(12,766)	9,084	21,850	(12,213)	9,637
Trade names	9 years	2,670	(1,484)	1,186	2,670	(1,421)	1,249
Non-compete	5 years	1,000	(580)	420	1,000	(530)	470
Total		$5,121,837	$(3,323,141)	$1,798,696	$5,121,837	$(3,237,233)	$1,884,604
Goodwill was as follows (in thousands):

	March 31, 2026	December 31, 2025
Gross goodwill	$4,489,636	$4,489,636
Accumulated impairment	(2,083,783)	(2,083,783)
Total goodwill	$2,405,853	$2,405,853
No impairment loss related to goodwill or indefinite-lived intangible assets was recorded during the three months ended March 31, 2026 and 2025.
3.    Derivative Financial Instruments
The Company is exposed to interest risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The Company records derivatives on the condensed consolidated balance sheets at fair value, as described in Note 5, Fair Value Measurements. As of March 31, 2026 and December 31, 2025, the balance of derivatives was $3.7 million and $6.1 million, respectively, which was recorded in Other accrued expenses.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented (in thousands):

	2026	2025
Balance as of January 1, net of tax	$(4,172)	$(5,063)
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	3,466	(1,330)
Reclassifications of loss recognized to interest expense	(1,645)	(294)
Balance as of March 31, net of tax	$(2,351)	$(6,687)

4.    Long-Term Debt
Outstanding long-term debt is summarized below (in thousands):

	Character	Priority	Maturity	Repayment	Coupon	March 31, 2026	December 31, 2025
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	$5,310	$5,310
5.50% Notes	Notes	Senior Secured	9/1/2028	Par	5.50%	5,814	5,814
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK 7.00%	420	420
First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(1)	321,798	322,611
Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(2)	1,132,497	1,135,357
Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	635,816	627,998
Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.750%	763,075	763,075
Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	769,075	765,520
Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	990,706	986,126
Finance lease obligations, non-current	Other	Senior Secured	2028-2029	Par	6.01%-6.78%	163	183
Long-term debt						4,624,674	4,612,414
Less: current portion of long-term debt						(14,690)	(14,690)
Less: debt discounts, net						(17,934)	(18,717)
Less: debt issuance costs, net						(17,797)	(18,567)
Total Long-term debt, net						$4,574,253	$4,560,440
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
As of March 31, 2026, the aggregate future principal payments for long-term debt, excluding non-current finance lease liabilities (based on the outstanding long-term debt as of March 31, 2026 and assuming the payments are made at their respective anticipated payment dates) were as follows (in thousands):

For the years ending December 31,
2026	$11,018
2027	15,110
2028	25,814
2029	14,690
2030	2,798,099
Thereafter	1,759,780
Total	$4,624,511

On January 30, 2025, the Company, MPH and certain other of the Company’s direct and indirect subsidiaries completed the Refinancing Transaction. As used herein, references to the "Refinancing Transaction" are to the below transactions, which were consummated on January 30, 2025:
•separate offers to exchange (i) 5.50% Senior Notes due 2028 issued by MPH ("5.50% Notes") for a portion of (a) "first-out" first lien term loans maturing on December 31, 2030 under that certain Super Senior Credit Agreement, dated as of January 30, 2025 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the parent guarantors from time to time party thereto, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender, and a letter of credit issuer (such loans, the "First-Out First Lien Term Loans"), (b) "second-out" 6.50% cash & 5.00% PIK first lien notes due 2030 issued by MPH (the "Second-Out First Lien A Notes") and (c) "second-out" 5.75% first lien notes due 2030 issued by MPH (the "Second-Out First Lien B Notes" and, together with the Second-Out First Lien A Notes, the "Second-Out First Lien Notes"); (ii) 5.750% Senior Notes due 2028 issued by MPH ("5.750% Notes") for a portion of (a) Second-Out First Lien A Notes, (b) Second-Out First Lien B Notes and (c) "third-out" 6.00% cash & 0.75% PIK first lien notes due 2031 issued by MPH (the "Third-Out First Lien A Notes"); (iii) the 6.00% / 7.00% Convertible Senior PIK Toggle Notes due 2027 ("Senior Convertible PIK Notes") for a portion of (a) Second-Out First Lien A Notes, (b) Second-Out First Lien B Notes and (c) "third-out" 6.00% cash & 0.75% PIK first lien notes due 2031 issued by Claritev (the "Third-Out First Lien B Notes" and, together with the Third-Out First Lien A Notes, the "Third-Out First Lien Notes"); and (iv) MPH’s existing term loans maturing on September 1, 2028 (such loans, the "Prior Term Loans") under that certain Credit Agreement, dated as of August 24, 2021 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "Prior First Lien Credit Agreement"), by and among MPH, as borrower, MPH Acquisition, the co-obligors from time to time party thereto, the lenders from time to time party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent, collateral agent, swingline lender and a letter of credit issuer for a portion of (a) First-Out First Lien Term Loans and (b) "second-out" first lien term loans maturing on December 31, 2030 under the First Lien Credit Agreement (the "Second-Out First Lien Term Loans") (collectively, the "Exchange Offers");
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

As part of the Refinancing Transactions, we have incurred transaction expenses of $72.0 million, of which $63.9 million and $8.0 million have been expensed as incurred for years ended December 31, 2024 and 2025, respectively, and are included in Transaction costs related to refinancing transaction in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs of $6.4 million associated with the 2025 Revolving Credit Facility are included in other assets on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the unamortized debt issuance costs associated with the 2025 Revolving Credit Facility were $4.9 million and $5.2 million, respectively. As of March 31, 2026 and December 31, 2025, we have drawn $125.0 million and $20.0 million, respectively, under the 2025 Revolving Credit Facility loan and we have $6.4 million and $6.4 million, respectively, of outstanding letters of credit under such facility. Accordingly, we have access to an additional $218.6 million and $323.6 million, respectively, available for borrowing under the 2025 Revolving Credit Facility.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the prior notes were ratably applied to the new notes issued, and will be amortized over the new term.
The financial covenant under the 2025 Revolving Credit Facility is such that, if as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ended March 31, 2025), the aggregate amount of loans under the 2025 Revolving Credit Facility, letters of credit issued under the 2025 Revolving Credit Facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 Revolving Credit Facility at such time, the 2025 Revolving Credit Facility will require MPH to maintain a consolidated first-out, first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of March 31, 2026 and December 31, 2025, we did not exceed the financial covenant threshold under the 2025 Revolving Credit Facility to warrant additional compliance testing.
As of March 31, 2026 and December 31, 2025, we were in compliance with all of the debt covenants.
5.    Fair Value Measurements
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
Financial instruments
The carrying value of cash and cash equivalents, trade accounts receivable, net, unbilled Independent Dispute Resolutions fee, net, other current assets, net, accounts payable, accrued interest, accrued taxes, accrued compensation and other accrued expenses, approximate their fair value due to their relatively short maturities.
The financial instrument that could potentially subject the Company to concentration of credit risk consists primarily of trade accounts receivable, net.
Cash and cash equivalents as of March 31, 2026 and December 31, 2025 did not include money market funds.

The Company's carrying amount and fair value of long-term debt consisted of the following (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
5.50% Notes	$5,814	$3,994	$5,814	$4,595
5.750% Notes	5,310	3,313	5,310	3,318
Senior Convertible PIK Notes, net of discount	420	285	420	285
First-Out First Lien Term Loans	321,798	321,605	322,611	323,837
Second-Out First Lien Term Loans	1,132,497	1,007,243	1,135,357	1,070,755
Second-Out First Lien A Notes	635,816	578,402	627,998	666,180
Second-Out First Lien B Notes	763,075	594,970	763,075	673,795
Third-Out First Lien A Notes	769,075	516,818	765,520	661,180
Third-Out First Lien B Notes	990,706	616,516	986,126	811,187
Finance lease obligations	163	163	183	183
Total Long-term Debt	4,624,674	3,643,309	4,612,414	4,215,315
Less: debt discounts, net	(17,934)	(17,934)	(18,717)	(18,717)
Total Long-term debt, net of discount	$4,606,740	$3,625,375	$4,593,697	$4,196,598
We estimate the fair value of long-term debt using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.
Recurring fair value measurements
The Company records interest rate swap on the condensed consolidated balance sheets at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates.
The Company records cRSUs on the consolidated balance sheets at fair value, which represents the estimated amount it would pay upon vesting of the cRSUs prior to the vesting date. The fair value is derived from the Black-Scholes model based on observable Level 2 inputs. The fair value of cRSUs was $4.3 million as of March 31, 2026, of which $0.4 million was recognized for the three months ended March 31, 2026. The fair value of cRSUs was $19.9 million as of December 31, 2025, of which $8.3 million was recognized for the year ended December 31, 2025.
Non-recurring fair value measurements
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for the three months ended March 31, 2026 and 2025.
6.    Basic and Diluted Weighted Average Shares Outstanding
We have excluded from the calculation of diluted weighted average shares outstanding those instruments whose effect would have been antidilutive. The following table presents the weighted average number of shares outstanding and the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2026	2025
Basic weighted average number of shares outstanding	16,692,340	16,273,439
Effect of potentially dilutive instruments	—	—
Diluted weighted average number of shares	16,692,340	16,273,439
Anti-dilutive warrants outstanding and unvested founder shares	—	1,772,602
Anti-dilutive Senior Convertible PIK Notes	808	808
Anti-dilutive stock-based compensation awards	2,003,842	1,882,534

7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million outstanding as of March 31, 2026 and $4.4 million as of December 31, 2025. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively.
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
We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. Such accruals are included in other accrued expenses on the condensed consolidated balance sheets. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the consolidated statements of operations and comprehensive loss during the period of the change and appropriately reflected in other accrued expenses on the condensed consolidated balance sheets.
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
The CODM assesses performance for our reporting segment and decides how to allocate resources based on consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The CODM uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into our segment or into other parts of the entity, such as for acquisitions or debt and equity repurchases. Additionally, we have identified personnel costs, stock-based compensation ("SBC"), and access and bill review fees as significant expenses that are regularly provided to the CODM and included in net income (loss). Personnel costs are defined as salaries and corresponding benefits (excluding SBC), severance costs, indirect costs such as recruitment fees, contract labor, and are presented net of capitalized costs. Stock-based compensation includes expense under the 2020 Omnibus Incentive Plan and ESPP. Access and bill review fees include fees for accessing non-owned third-party provider networks, expenses associated with vendor fees for database access and systems technology used to reprice claims, and outsourced services. Third-party network expenses are fees paid to non-owned provider networks used to supplement our owned network assets to provide more network claim savings to our clients.
In addition, substantially all of the Company's revenues and long-lived assets are attributable to operations in the United States for the periods presented.
The following table presents summary results for our reporting segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$244,678	$231,330
Cost of Services ("COS")
Personnel expenses excluding stock-based compensation	51,355	47,879
Stock-based compensation, including cRSUs	2,386	1,777
Access and bill review fees	8,870	5,507
Other cost of service expenses	6,469	5,273
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	69,080	60,436
General and Administrative ("G&A")
Personnel expenses excluding stock-based compensation	11,732	16,768
Stock-based compensation, including cRSUs	3,442	4,941
Transformation costs	11,790	7,728
Other general and administrative expenses	30,866	17,531
General and Administrative Expenses	57,830	46,968
Depreciation	25,183	24,546
Amortization of intangible assets	85,908	85,971
Loss on disposal of leases	38	3,317
Loss on sale of assets	—	350
Total expenses	238,039	221,588
Operating income	6,639	9,742
Interest expense	99,542	91,636
Interest income	(182)	(488)
Transaction costs related to refinancing transaction	—	7,792
Loss on extinguishment of debt	—	670
Net loss before taxes	(92,721)	(89,868)
Benefit for income taxes	(19,161)	(18,549)
Net loss	(73,560)	(71,319)
Less: net loss attributable to non-controlling interests	—	—
Net loss attributable to Claritev Corporation	$(73,560)	$(71,319)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This item and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, which are subject to the "safe harbor" created by those sections based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2025 Form 10-K under the heading "Risk Factors." Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. We hereby qualify our forward-looking statements by these cautionary statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the information included in the Company's 2025 Annual Report on Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.
Company Overview
Claritev is a technology, data and insights company focused on improving transparency, affordability and quality across the healthcare system. We bring objective, market-based insights to some of the healthcare system's most complex decisions based on decades of claims expertise. By applying data, analytics, and experience, we help organizations across the healthcare ecosystem better understand costs, pricing, and payment dynamics. This clarity enables more informed decision-making, reduces friction, and improves how the healthcare system functions in service of greater affordability, alignment, and long-term sustainability.
Although the end beneficiaries of our solutions are employers and other plan sponsors and their health plan members, our direct clients are typically payers, including payers providing administrative services only, and third-party administrators, who go to market with our solutions to those end clients. We offer these payers a single interface to our solutions, which are used in combination or individually to reduce the medical cost burden on their health plan clients by lowering the per-unit cost of medical services incurred, managing the utilization of medical services, and increasing the likelihood that the services are reimbursed without error and accepted by the provider. We are a technology-enabled service provider and transaction processor and do not deliver health-care services, provide or manage healthcare services, provide care or care management, or adjudicate or pay claims.
The Company, primarily through its operating subsidiary, Multiplan, Inc., d/b/a Claritev, offers its solutions nationally through a range of solution lines, which include:
•Claims Intelligence Solutions are designed to reduce medical cost through data-driven algorithms and insights that detect claims over-charges and either negotiate or recommend fair reimbursement for out-of-network medical costs using a variety of data sources and pricing algorithms. Within our claims intelligence solutions, the claim pricing solutions are generally priced based on a percentage of savings achieved. Also included in this category are solutions that enable lower cost health plans that feature reference-based pricing either in conjunction with or in place of a provider network. These solutions are generally priced at a bundled per-employee-per-month ("PEPM") rate;
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
We believe our solutions provide a strong value proposition to payers, their health plan customers and healthcare consumers, as well as to providers. Overall, our solution offerings aim to reduce healthcare costs in a manner that is orderly, efficient, and fair to all parties. In addition, because in most instances the fee for our services is linked to the savings we identify, our revenue model is aligned with the interests of our clients.
Results of Operations
The following table provides the results of operations for the periods indicated (in thousands):

	Three months ended March 31,		Change
	2026	2025	$	%
Revenues	$244,678	$231,330	$13,348	5.8%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	69,080	60,436	8,644	14.3%
General and administrative expenses	57,830	46,968	10,862	23.1%
Depreciation	25,183	24,546	637	2.6%
Amortization of intangible assets	85,908	85,971	(63)	(0.1)%
Loss on disposal of leases	38	3,317	(3,279)	(98.9)%
Loss on sale of assets	—	350	(350)	(100.0)%
Total expenses	238,039	221,588	16,451	7.4%
Operating income	6,639	9,742	(3,103)	(31.9)%
Interest expense	99,542	91,636	7,906	8.6%
Interest income	(182)	(488)	306	(62.7)%
Transaction costs related to refinancing transaction	—	7,792	(7,792)	(100.0)%
Loss on extinguishment of debt	—	670	(670)	(100.0)%
Net loss before taxes	(92,721)	(89,868)	(2,853)	3.2%
Benefit for income taxes	(19,161)	(18,549)	(612)	3.3%
Net loss	(73,560)	(71,319)	(2,241)	3.1%
Less: net loss attributable to non-controlling interests	—	—	—	n/a
Net loss attributable to Claritev Corporation	$(73,560)	$(71,319)	$(2,241)	3.1%
Revenues
The following table presents the total revenue for the periods presented (in thousands, except percentages):

	Three months ended March 31,		Change
	2026	2025	$ Change	% Change
Claims intelligence solutions	$166,305	$153,430	$12,875	8.4%
Network solutions	47,476	46,890	586	1.2%
Payment and revenue integrity solutions	30,897	31,010	(113)	(0.4)%
Total revenue	$244,678	$231,330	$13,348	5.8%
Revenues increased by $13.3 million, or 5.8%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase in revenues was due to the increase in Claims intelligence solutions revenues of $12.9 million.

Claims intelligence solutions revenues increased by $12.9 million, or 8.4%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase in revenue was primarily due to an increase in Data iSight and partially offset by decrease in surprise bill services, primarily related to client and program attrition.
Network solutions revenues and Payment and revenue integrity solutions revenue remained stable in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Costs of Services (exclusive of depreciation and amortization of intangible assets):
The following table presents the total cost of services for the periods presented (in thousands, except percentages):

	Three months ended March 31,		Change
	2026	2025	$	%
Personnel expenses excluding stock-based compensation	$51,355	$47,879	$3,476	7.3%
Stock-based compensation, including cRSUs	2,386	1,777	609	34.3%
Access and bill review fees	8,870	5,507	3,363	61.1%
Other cost of service expenses	6,469	5,273	1,196	22.7%
Total cost of services	$69,080	$60,436	$8,644	14.3%
The increase in costs of services of $8.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to the increase in personnel expenses of $3.5 million and access and bill review fees of $3.4 million.
General and Administrative Expenses:
The following table presents the total general and administrative expenses for the periods presented (in thousands, except percentages):

	Three months ended March 31,		Change
	2026	2025	$	%
Personnel expenses excluding stock-based compensation	$11,732	$16,768	$(5,036)	(30.0)%
Stock-based compensation, including cRSUs	3,442	4,941	(1,499)	(30.3)%
Transformation costs	11,790	7,728	4,062	52.6%
Other general and administrative expenses	30,866	17,531	13,335	76.1%
Total general and administrative expenses	$57,830	$46,968	$10,862	23.1%
The increase in general and administrative expenses of $10.9 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was primarily due to $10.2 million of legal expenses related to certain antitrust matters and other transaction expenses, increase in transformation costs of $4.1 million, offset by the decrease in personnel expenses of $5.0 million, due to more personnel assigned to capital and transformation projects, and lower stock compensation of $1.5 million.
Depreciation Expense
The increase in depreciation expenses of $0.6 million, or 2.6% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, were due to purchases of property and equipment, including internally generated capitalized software, partially offset by assets that were written off or became fully depreciated in the period.
Interest Expense
The increase in interest expense of $7.9 million and 8.6% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to the increase in average indebtedness outstanding during the periods.
As of March 31, 2026 and March 31, 2025, our total debt had an annualized weighted average cash interest rate of 6.88% and 6.96%, respectively, which decreased by 0.08%. As of December 31, 2025, our total debt had a weighted average cash interest rate of 6.92%.
Interest Income
The decrease in interest income of $0.3 million and 62.7% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was primarily due to less interest earned on interest bearing bank accounts resulting from lower average invested cash and cash equivalents balances.

Benefit for income taxes
Net loss before income taxes for the three months ended March 31, 2026 of $92.7 million generated a benefit for income taxes of $19.2 million. Net loss before income taxes for the three months ended March 31, 2025 of $89.9 million generated a benefit for income taxes of $18.5 million.
The effective tax rate for the three months ended March 31, 2026 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitation on executive compensation and state taxes. The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitations on executive compensation and state taxes.
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
EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net loss adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including other expenses, net, loss on sale of assets, including right-of-use assets, transformation costs, integration expenses, transaction costs related to refinancing transaction, loss on extinguishment of debt, and stock-based compensation, including cRSUs. See our condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net loss adjusted for amortization of intangible assets, other expenses, net, transformation costs, integration expenses, transaction costs related to refinancing transaction, loss on sale of assets, including right-of-use assets, loss on extinguishment of debt, stock-based compensation, including cRSUs, and tax effect of adjustments to arrive at adjusted net income divided by our basic weighted average number of shares outstanding.

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(73,560)	$(71,319)
Adjustments:
Interest expense	99,542	91,636
Interest income	(182)	(488)
Benefit for income tax	(19,161)	(18,549)
Depreciation	25,183	24,546
Amortization of intangible assets	85,908	85,971
Non-income taxes	—	553
EBITDA	$117,730	$112,350
Adjustments:
Other expenses, net(1)	11,528	2,764
Loss on sale of assets, including right-of-use assets	38	3,667
Transformation costs(2)	11,790	7,728
Integration expenses	—	380
Transaction costs related to refinancing transaction	—	7,792
Loss on extinguishment of debt	—	670
Stock-based compensation, including cRSUs	5,828	6,718
Adjusted EBITDA	$146,914	$142,069
(1)"Other expenses, net" represents impairment of other assets, non-integration related severance costs, legal expenses associated with the antitrust matters, start-up costs related to international expansion and miscellaneous non-recurring expenses.
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
The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(73,560)	$(71,319)
Adjustments:
Amortization of intangible assets	85,908	85,971
Other expenses, net(1)	11,528	2,764
Loss on sale of assets, including right-of-use assets	38	3,667
Transformation costs(2)	11,790	7,728
Integration expenses	—	380
Transaction costs related to refinancing transaction	—	7,792
Loss on extinguishment of debt	—	670
Stock-based compensation, including cRSUs	5,828	6,718
Estimated tax effect of adjustments	(25,621)	(24,621)
Adjusted net income	$15,911	$19,750

Weighted average shares outstanding - Basic and Diluted	16,692,340	16,273,439

Net loss per share - Basic and Diluted	$(4.41)	$(4.38)
Adjusted earnings per share	$0.95	$1.21
(1)"Other expenses, net" represents impairment of other assets, non-integration related severance costs, legal expenses associated with the antitrust matters, start-up costs related to international expansion and miscellaneous non-recurring expenses.
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

Liquidity and Capital Resources
As of March 31, 2026, we had a cash balance of $34.7 million, which includes cash and cash equivalents of $21.3 million and restricted cash of $13.4 million. Additionally, we have access to $218.6 million of the total $350.0 million loan availability under the 2025 Revolving Credit Facility.
As of March 31, 2026, we have drawn $125.0 million under our 2025 Revolving Credit Facility Loan and we have $6.4 million of outstanding letters of credit under such facility. Of these outstanding irrevocable letters of credit, we have four which are used to satisfy real estate lease security deposit requirements for our offices in lieu of cash deposits in an aggregate amount of $4.4 million as of March 31, 2026 and December 31, 2025, respectively. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million as of March 31, 2026 and December 31, 2025.
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
Cash Flow Summary
The following table is derived from our condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2026	2025
Net cash flows provided by (used in):
Operating activities	$(45,779)	$(30,056)
Investing activities	(46,767)	(38,866)
Financing activities	98,933	73,150
Net increase in cash, cash equivalents and restricted cash	$6,387	$4,228
For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $15.7 million, primarily due to unfavorable changes in working capital, partially offset by higher earnings once adjusted for non-cash items. Changes in our working capital requirements primarily reflect the timing of collection on trade accounts receivable, net and payment of accounts payable, accrued expenses and liabilities, and accrued interest.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $7.9 million, as compared to the prior-year period, due to increased investments in technologies to support our transformation initiatives.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $25.8 million as compared to the prior-year period, primarily due to the increase in net borrowing of $25.0 million on our 2025 Revolving Credit Facility to fund the working capital needs.

Term Loans and Revolvers
In connection with the Refinancing Transaction that closed on January 30, 2025, MPH issued senior secured credit facilities composed of $325.0 million of First-Out First Lien Term Loans and $1,143.9 million of Second-Out First Lien Term Loans (collectively, the "First Lien Term Loans") and entered into a $350.0 million 2025 Revolving Credit Facility. The First Lien Term Loans mature on December 31, 2030 and the 2025 Revolving Credit Facility matures on December 31, 2029.
See Note 4, Long-Term Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements are effective August 31, 2023 and mature on August 31, 2026. The principal objective of these contracts is to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps are highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments. The Refinancing Transaction did not have an impact on these interest swap agreements.
See Note 3, Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Senior Notes
In connection with the Exchange Offers on January 30, 2025, $1,044.2 million, $974.5 million, and $1,253.5 million of the 5.50% Notes, the 5.750% Senior Notes, and the Senior Convertible PIK Notes, respectively, were cancelled. Accordingly, following completion of the Exchange Offers, $5.8 million, $5.3 million, and $0.4 million of the 5.50% Notes, the 5.750% Senior Notes, and the Senior Convertible PIK Notes, respectively, remain outstanding.
On January 30, 2025, MPH issued $600.2 million and $763.1 million in aggregate principal amount of Second-Out First Lien A Notes and Second-Out First Lien B Notes, respectively, with a maturity date of December 31, 2030. MPH issued $752.5 million and $969.4 million in aggregate principal amount of Third-Out First Lien A Notes and Third-Out First Lien B Notes, respectively, with a maturity date of March 31, 2031.
See Note 4, Long-Term Debt of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Guarantees and Security
There have been no changes to guarantees and security described in Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.
Debt Covenants and Events of Default
As of March 31, 2026 and December 31, 2025 we were in compliance with all of the debt covenants.
There have been no changes to the debt covenants and events of default described in Note 9. Long-Term Debt of the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP and the Company's discussion and analysis of its financial condition and operating results, require the Company's management to make judgments, assumptions, and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect the amounts reported. There have been no material changes to the Company's critical accounting policies and estimates described in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K.
Client Concentration
One client individually accounted for 33.6% of revenue for the three months ended March 31, 2026. Two clients individually accounted for 29.2% and 10.4% of revenues for the year ended December 31, 2025. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations. For further discussion on our client concentration, please refer to Part I, Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the market risks described in Part II, Item 7A."Quantitative and Qualitative Disclosure about Market Risk" in our 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officers have concluded that, as of March 31, 2026, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
As of December 31, 2025, the Company identified material weaknesses over certain information technology ("IT") general controls that were disclosed in Part II, Item 9A of the Company’s Form 10-K, which remained unremediated as of March 31, 2026. Specifically, we did not design and maintain effective controls over certain IT general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
These control deficiencies did not result in a material misstatement to the annual or interim consolidated financial statements previously filed or included in this Form 10-Q.
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
The implementation of the remediation plan continued during the three months ended March 31, 2026, and the Company is committed to remediating these material weaknesses and expects to complete the implementation of its remediation plan during the fiscal year 2026. We believe our remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's 2025 Annual Report on Form 10-K.
Item 5. Other Information
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
In connection with its annual review of compensation arrangements currently in place, on May 4, 2026 the Company amended: (i) the employment agreement (the “CEO Employment Agreement”) with its Chief Executive Officer, Travis S. Dalton (the “CEO”); (ii) the employment agreement (the “CFO Employment Agreement”) with its Chief Financial Officer, Douglas M. Garis (the “CFO”); and (iii) the letter agreements with Jerome W. Hogge, Michael C. Kim, Tiffani D. Misencik, Carol H. Nutter, Tara A. O’Neil and William B. Mintz (the “Executives”). The primary purpose of each letter/amendment was to extend the time after a change in control that such individual would be entitled to severance from one year to two years. Additionally:
•The CEO acknowledged that his 2026 annual equity grant would be in the form of a grant of time-based restricted stock units subject to a four-year vesting period with a grant date fair value of $6,750,000 and performance-based restricted stock units, with a grant date fair value of $2,250,000, subject to the terms described in the award agreement.
•The CEO acknowledged that his target bonus percentage for 2026 would be 150% of his 2026 earned base salary, which would be based on annual base salary actually paid to the CEO in 2026.
•The Company and CFO clarified the bonus provision of the CFO Employment Agreement would be based on annual base salary actually paid to the CFO during the applicable year.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Amendment No. 4 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	April 30, 2026
10.2#	Amendment No. 2 to Employee Stock Purchase Plan.					X
10.3#	Second Amendment to Employment Agreement, dated May 4, 2026, between the Registrant and Travis Dalton.					X
10.4#+	Employment Agreement Amendment Letter, dated May 4, 2026, between the Registrant and Travis Dalton.					X
10.5#	Second Amendment to Employment Agreement, dated May 4, 2026, between the Registrant and Douglas Garis.					X
10.6#	Form of Executive Officer Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.					X
10.7#	Form of Chief Executive Officer Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.					X
10.8#+	Form of Executive Officer Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.					X
10.9#+	Form of Chief Executive Officer Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.					X
10.10#	Form of Severance Letter Amendment for Executives.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101 SCH	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)					X
+ The schedules and/or exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 7, 2026

Claritev Corporation

By:	/s/ Douglas M. Garis
Douglas M. Garis
Executive Vice President and Chief Financial Officer