Form 10-Q
period 2026-06-30
Claritev Corp
filed 2026-08-07
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
(866) 909-7427
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of August 3, 2026, 16,947,463 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
CLARITEV CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,373	$16,814
Restricted cash	13,302	11,527
Trade accounts receivable, net	130,901	127,615
Prepaid expenses	31,489	31,992
Prepaid taxes	5,364	11,526
Unbilled Independent Dispute Resolution fees, net	17,995	10,563
Other current assets, net	22,994	14,330
Total current assets	236,418	224,367
Property and equipment, net	359,561	326,326
Operating lease right-of-use assets	13,023	13,966
Goodwill	2,405,853	2,405,853
Other intangibles, net	1,712,788	1,884,604
Other assets, net	36,214	33,342
Total assets	$4,763,857	$4,888,458
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$56,665	$60,463
Accrued interest	99,708	100,009
Operating lease obligation, short-term	4,609	4,705
Current portion of long-term debt	14,690	14,690
Accrued compensation	27,746	45,238
Other accrued expenses	34,089	36,253
Total current liabilities	237,507	261,358
Long-term debt	4,588,160	4,560,440
2025 Revolving Credit Facility	70,000	20,000
Operating lease obligation, long-term	14,304	16,236
Deferred income taxes	141,725	197,599
Total liabilities	5,051,696	5,055,633
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,814,829 and 17,295,582 issued; 16,935,754 and 16,552,723 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	2,410,831	2,398,423
Accumulated deficit	(2,562,206)	(2,429,420)
Accumulated other comprehensive loss	(955)	(4,172)
Treasury stock - 879,075 and 742,859 shares as of June 30, 2026 and December 31, 2025, respectively	(142,236)	(138,733)
Total shareholders’ (deficit)/equity attributable to Claritev Corporation	(294,564)	(173,900)
Non-controlling interests	6,725	6,725
Total shareholders' deficit	(287,839)	(167,175)
Total liabilities and shareholders’ deficit	$4,763,857	$4,888,458
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$257,478	$241,570	$502,156	$472,900
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	67,667	60,823	136,747	121,259
General and administrative expenses	55,389	51,118	113,219	98,086
Depreciation	24,796	25,261	49,979	49,807
Amortization of intangible assets	85,908	85,971	171,816	171,942
Loss on disposal of leases	252	1,689	290	5,006
Loss on disposal of assets	57	130	57	480
Total expenses	234,069	224,992	472,108	446,580
Operating income	23,409	16,578	30,048	26,320
Interest expense	100,253	99,746	199,795	191,382
Interest income	(195)	(323)	(377)	(811)
Transaction costs related to refinancing transaction	—	87	—	7,879
Loss on extinguishment of debt	—	—	—	670
Net loss before taxes	(76,649)	(82,932)	(169,370)	(172,800)
Benefit for income taxes	(17,423)	(20,292)	(36,584)	(38,841)
Net loss	(59,226)	(62,640)	(132,786)	(133,959)
Less: net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Claritev Corporation	$(59,226)	$(62,640)	$(132,786)	$(133,959)

Weighted average shares outstanding – Basic and Diluted	16,964,960	16,453,896	16,830,361	16,364,573

Net loss per share – Basic and Diluted	$(3.49)	$(3.81)	$(7.89)	$(8.19)

Net loss attributable to Claritev Corporation	(59,226)	(62,640)	(132,786)	(133,959)
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net of tax	1,396	753	3,217	(871)
Comprehensive loss	$(57,830)	$(61,887)	$(129,569)	$(134,830)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Shareholders' (Deficit)/Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2026
	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of March 31, 2026	17,743,149	$2	$2,402,923	$(2,502,980)	$(2,351)	(742,859)	$(138,733)	$6,725	$(234,414)
Stock-based compensation	53,169	—	7,375		—	—	—	—	7,375
Tax withholding related to vesting of equity awards	—	—	(4)	—	—	—	—	—	(4)
Gain arising during the period on Interest rate swaps	—	—	—	—	3,260	—	—	—	3,260
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(1,864)	—	—	—	(1,864)
Repurchase of Common Stock	—	—	—	—	—	(136,216)	(3,503)	—	(3,503)
Issuance of common stock in connection with employee stock purchase plan	18,511	—	537	—	—	—	—	—	537
Net loss	—	—	—	(59,226)	—	—	—	—	(59,226)
Balance as of June 30, 2026	17,814,829	$2	$2,410,831	$(2,562,206)	$(955)	(879,075)	$(142,236)	$6,725	$(287,839)

	Three Months Ended June 30, 2025
	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of March 31, 2025	17,205,648	$2	$2,376,700	$(2,216,457)	$(6,687)	(742,859)	$(138,733)	$—	$14,825
Stock-based compensation	(560)	—	6,706	—	—	—	—	—	6,706
Gain arising during the period on Interest rate swaps	—	—	—	—	1,009	—	—	—	1,009
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(256)			—	(256)
Issuance of common stock in connection with employee stock purchase plan	9,897	—	448	—	—	—	—	—	448
Net loss	—	—	—	(62,640)	—	—	—	—	(62,640)
Balance as of June 30, 2025	17,214,985	$2	$2,383,854	$(2,279,097)	$(5,934)	(742,859)	$(138,733)	$—	$(39,908)
The accompanying notes are an integral part of these condensed consolidated financial statements

	Six Months Ended June 30, 2026
	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	17,295,582	$2	$2,398,423	$(2,429,420)	$(4,172)	(742,859)	$(138,733)	$6,725	$(167,175)
Stock-based compensation	467,366	—	14,270		—	—	—	—	14,270
Tax withholding related to vesting of equity awards	—	—	(2,863)	—	—	—	—	—	(2,863)
Gain arising during the period on Interest rate swaps	—	—	—	—	6,726	—	—	—	6,726
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(3,509)	—	—	—	(3,509)
Repurchase of Common Stock	—	—	—	—	—	(136,216)	(3,503)	—	(3,503)
Issuance of common stock in connection with employee stock purchase plan	51,881	—	1,001	—	—	—	—	—	1,001
Net loss	—	—	—	(132,786)	—	—	—	—	(132,786)
Balance as of June 30, 2026	17,814,829	$2	$2,410,831	$(2,562,206)	$(955)	(879,075)	$(142,236)	$6,725	$(287,839)

	Six Months Ended June 30, 2025
	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	16,930,827	$2	$2,372,954	$(2,145,138)	$(5,063)	(742,859)	$(138,733)	$—	$84,022
Stock-based compensation	259,648	—	13,035	—	—	—	—	—	13,035
Tax withholding related to vesting of equity awards	—	—	(2,884)	—	—	—	—	—	(2,884)
Loss arising during the period on Interest rate swaps	—	—	—	—	(321)	—	—	—	(321)
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(550)			—	(550)
Issuance of common stock in connection with employee stock purchase plan	24,510	—	749	—	—	—	—	—	749
Net loss	—	—	—	(133,959)	—	—	—	—	(133,959)
Balance as of June 30, 2025	17,214,985	$2	$2,383,854	$(2,279,097)	$(5,934)	(742,859)	$(138,733)	$—	$(39,908)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(132,786)	$(133,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	49,979	49,807
Amortization of intangible assets	171,816	171,942
Amortization of the right-of-use asset	1,122	1,809
Stock-based compensation	14,270	13,035
Deferred income taxes	(56,889)	(99,682)
Amortization of debt discounts and issuance costs	3,131	3,007
Non-cash interest expense	31,974	26,029
Loss on extinguishment of debt	—	670
Loss on disposal of assets	57	480
Loss on disposal of leases	290	5,006
Changes in assets and liabilities:
Trade accounts receivable, net	(10,718)	(33,821)
Prepaid taxes	6,162	6,747
Prepaid expenses, other current and non-current assets	(5,545)	(7,631)
Accounts payable	(3,798)	(42,896)
Other accrued expenses, accrued interest and accrued liabilities	(19,676)	72,992
Operating leases, net	(2,497)	(2,354)
Net cash provided by operating activities	46,892	31,181
Investing activities:
Purchases of property and equipment	(84,847)	(63,489)
Net cash used in investing activities	(84,847)	(63,489)
Financing activities:
Repayments of Term Loan	(7,346)	(3,674)
Taxes paid on settlement of vested share awards	(2,863)	(2,884)
Borrowings on 2025 Revolving Credit Facility	170,000	130,000
Repayment of 2025 Revolving Credit Facility	(120,000)	(50,000)
Payment of debt issuance costs	—	(4,267)
Proceeds from issuance of common stock under ESPP	1,001	749
Repurchases of treasury stock	(3,503)	—
Net cash provided by financing activities	37,289	69,924
Net (decrease) increase in cash, cash equivalents and restricted cash	(666)	37,616
Cash, cash equivalents and restricted cash at beginning of period	28,341	29,672
Cash, cash equivalents and restricted cash at end of period	$27,675	$67,288

Cash and cash equivalents	$14,373	$56,390
Restricted cash	13,302	10,898
Cash, cash equivalents and restricted cash at end of period	$27,675	$67,288

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$19,781	$15,027
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$478	$5,316
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(164,202)	$(117,510)
Income taxes, net of refunds	$(14,207)	$(43,977)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.General Information and Basis of Accounting
Claritev Corporation (collectively, the "Company", "we", "us", or "our") is a healthcare technology, data and insights company focused on delivering affordability, transparency and quality across the healthcare system. We bring objective, market-based insights to some of the healthcare system's most complex decisions based on decades of claims expertise. By applying data, analytics, and experience, we help organizations across the healthcare ecosystem better understand costs, pricing, and payment dynamics.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP", "U.S. GAAP", or "generally accepted accounting principles"), and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC"), Regulation S-X. The condensed consolidated financial statements present the financial position, results of operations, shareholders' deficit, and cash flows of the Company, in accordance with consolidation accounting guidance, are unaudited. All intercompany transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management's opinion, the condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the balance sheets, statements of operations and comprehensive loss, shareholders' deficit, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
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

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Claims Intelligence Solutions	$178,465	$156,966	$344,770	$310,396
PSAV	162,411	141,243	309,708	279,987
PEPM	10,057	11,238	21,896	21,969
Other	5,997	4,485	13,166	8,440
Network Solutions	50,333	54,125	97,809	101,015
PSAV	29,985	27,960	56,364	56,842
PEPM	11,250	12,295	22,900	24,743
Other	9,098	13,870	18,545	19,430
Payment and Revenue Integrity Solutions	28,680	30,479	59,577	61,489
PSAV	28,597	30,352	59,399	61,241
PEPM	83	127	178	248
Total Revenues	$257,478	$241,570	$502,156	$472,900
Percent of PSAV revenues	85.8%	82.6%	84.7%	84.2%
Percent of PEPM revenues	8.3%	9.8%	9.0%	9.9%
Percent of other revenues	5.9%	7.6%	6.3%	5.9%
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
Stock-Based Compensation
On March 1, 2025, the Company began granting a new type of award via the Claritev Corporation 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), in the form of cash settled Restricted Stock Units ("cRSUs"). The Company granted 565.6 thousand shares with a fair value at grant date of $8.2 million. The cRSUs vest in two tranches, one-half on each of the first and second anniversaries of the date of the grant. In the first quarter of 2026, the first tranche of cRSUs vested and were paid. The second tranche is set to vest on March 1, 2027.
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
New Accounting Pronouncements Recently Adopted
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which reduces the cost and complexity of applying Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU introduced a practical expedient, which simplifies the estimation approach used to determine expected credit losses. The standard is effective for all entities for annual and interim periods beginning after December 15, 2025, with early adoption permitted, and applied prospectively. The Company adopted this standard on January 1, 2026 on a prospective basis, which did not materially impact our condensed consolidated financial statements during the three and six months ended June 30, 2026.
ASU 2025-06 Intangibles - Goodwill and other Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. This ASU changes the cost capitalization threshold by eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold. The standard is effective for all entities for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied using prospective approach, modified transition approach, or retrospective approach for all prior periods presented. The Company early adopted this standard on January 1, 2026 on a prospective basis which did not materially impact our condensed consolidated financial statements during the three and six months ended June 30, 2026.
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

2.    Goodwill and Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

		June 30, 2026			December 31, 2025
	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,199,517	$(2,791,701)	$1,407,816	$4,199,517	$(2,651,110)	$1,548,407
Provider network	15 years	896,800	(601,852)	294,948	896,800	(571,959)	324,841
Technology	6 years	21,850	(13,320)	8,530	21,850	(12,213)	9,637
Trade names	9 years	2,670	(1,546)	1,124	2,670	(1,421)	1,249
Non-compete	5 years	1,000	(630)	370	1,000	(530)	470
Total		$5,121,837	$(3,409,049)	$1,712,788	$5,121,837	$(3,237,233)	$1,884,604
Goodwill was as follows (in thousands):

	June 30, 2026	December 31, 2025
Gross goodwill	$4,489,636	$4,489,636
Accumulated impairment	(2,083,783)	(2,083,783)
Total goodwill	$2,405,853	$2,405,853
No impairment loss related to goodwill was recorded during the three and six months ended June 30, 2026 and 2025.
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
The Company records derivatives on the condensed consolidated balance sheets at fair value, as described in Note 5, Fair Value Measurements. As of June 30, 2026 and December 31, 2025, the balance of derivatives was $1.9 million and $6.1 million, respectively, which was recorded in Other accrued expenses.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented (in thousands):

	2026	2025
Balance as of January 1, net of tax	$(4,172)	$(5,063)
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	3,466	(1,330)
Reclassifications of loss recognized to interest expense	(1,645)	(294)
Balance as of March 31, net of tax	$(2,351)	$(6,687)
Unrealized gain recognized in other comprehensive income before reclassifications	3,260	1,009
Reclassifications of loss recognized to interest expense	(1,864)	(256)
Balance as of June 30, net of tax	$(955)	$(5,934)

4.    Long-Term Debt
Outstanding long-term debt is summarized below (in thousands):

	Character	Priority	Maturity	Repayment	Coupon	June 30, 2026	December 31, 2025
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	$5,310	$5,310
5.50% Notes	Notes	Senior Secured	9/1/2028	Par	5.50%	5,814	5,814
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK 7.00%	420	420
First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(1)	320,985	322,611
Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(2)	1,129,637	1,135,357
Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	643,698	627,998
Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.750%	763,075	763,075
Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	772,632	765,520
Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	995,288	986,126
Finance lease obligations, non-current	Other	Senior Secured	2028-2029	Par	6.01%-6.78%	144	183
Long-term debt						4,637,003	4,612,414
Less: current portion of long-term debt						(14,690)	(14,690)
Less: debt discounts, net						(17,142)	(18,717)
Less: debt issuance costs, net						(17,011)	(18,567)
Total Long-term debt, net						$4,588,160	$4,560,440
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
As of June 30, 2026, the aggregate future principal payments for long-term debt, excluding non-current finance lease liabilities (based on the outstanding long-term debt as of June 30, 2026 and assuming the payments are made at their respective anticipated payment dates) were as follows (in thousands):

For the years ending December 31,
2026	$7,346
2027	15,110
2028	25,814
2029	14,690
2030	2,805,981
Thereafter	1,767,918
Total	$4,636,859
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
As part of the Refinancing Transactions, we have incurred transaction expenses of $72.0 million, of which $63.9 million and $8.0 million have been expensed as incurred for years ended December 31, 2024 and 2025, respectively, and are included in Transaction costs related to refinancing transaction in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs of $6.4 million associated with the 2025 Revolving Credit Facility are included in other assets on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the unamortized debt issuance costs associated with the 2025 Revolving Credit Facility were $4.6 million and $5.2 million, respectively. As of June 30, 2026 and December 31, 2025, we have drawn $70.0 million and $20.0 million, respectively, under the 2025 Revolving Credit Facility and we have $6.4 million and $6.4 million, respectively, of outstanding letters of credit under such facility. Accordingly, we have access to an additional $273.6 million and $323.6 million, respectively, available for borrowing under the 2025 Revolving Credit Facility.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the prior notes were ratably applied to the new notes issued, and will be amortized over the new term.
The financial covenant under the 2025 Revolving Credit Facility is such that, if as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ended March 31, 2025), the aggregate amount of loans under the 2025 Revolving Credit Facility, letters of credit issued under the 2025 Revolving Credit Facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 Revolving Credit Facility at such time, the 2025 Revolving Credit Facility will require MPH to maintain a consolidated first-out, first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of June 30, 2026 and December 31, 2025, we did not exceed the financial covenant threshold under the 2025 Revolving Credit Facility to warrant additional compliance testing.
As of June 30, 2026 and December 31, 2025, we were in compliance with all of the debt covenants.
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
Cash and cash equivalents as of June 30, 2026 and December 31, 2025 did not include money market funds.
The Company's carrying amount and fair value of long-term debt consisted of the following (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
5.50% Notes	$5,814	$3,954	$5,814	$4,595
5.750% Notes	5,310	3,255	5,310	3,318
Senior Convertible PIK Notes, net of discount	420	255	420	285
First-Out First Lien Term Loans	320,985	321,113	322,611	323,837
Second-Out First Lien Term Loans	1,129,637	989,336	1,135,357	1,070,755
Second-Out First Lien A Notes	643,698	637,325	627,998	666,180
Second-Out First Lien B Notes	763,075	638,999	763,075	673,795
Third-Out First Lien A Notes	772,632	458,943	765,520	661,180
Third-Out First Lien B Notes	995,288	598,666	986,126	811,187
Finance lease obligations	144	144	183	183
Total Long-term Debt	4,637,003	3,651,990	4,612,414	4,215,315
Less: debt discounts, net	(17,142)	(17,142)	(18,717)	(18,717)
Total Long-term debt, net of discount	$4,619,861	$3,634,848	$4,593,697	$4,196,598
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
The Company records cRSUs on the consolidated balance sheets at fair value, which represents the estimated amount it would pay upon vesting of the cRSUs prior to the vesting date. The fair value is derived from the Black-Scholes model based on observable Level 2 inputs. The fair value of cRSUs was $7.5 million and $8.3 million as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, we recognized $2.2 million and $1.1 million of expense associated with the cRSUs.
Non-recurring fair value measurements
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for the three and six months ended June 30, 2026 and 2025.

6.    Basic and Diluted Weighted Average Shares Outstanding
We have excluded from the calculation of diluted weighted average shares outstanding those instruments whose effect would have been antidilutive. The following table presents the weighted average number of shares outstanding and the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average number of shares outstanding	16,964,960	16,453,896	16,830,361	16,364,573
Effect of potentially dilutive instruments	—	—	—	—
Diluted weighted average number of shares	16,964,960	16,453,896	16,830,361	16,364,573
Anti-dilutive warrants outstanding and unvested founder shares	—	476,717	—	476,717
Anti-dilutive Senior Convertible PIK Notes	808	808	808	808
Anti-dilutive stock-based compensation awards	1,359,531	1,033,248	1,365,922	796,168
7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million outstanding as of June 30, 2026 and December 31, 2025. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million as of June 30, 2026 and December 31, 2025.
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
The following table presents summary results for our reporting segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$257,478	$241,570	$502,156	$472,900
Cost of Services ("COS")
Personnel expenses excluding stock-based compensation	52,576	46,084	103,931	93,963
Stock-based compensation, including cRSUs	3,108	2,518	5,494	4,295
Access and bill review fees	4,796	6,713	13,666	12,221
Other cost of service expenses	7,187	5,508	13,656	10,780
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	67,667	60,823	136,747	121,259
General and Administrative ("G&A")
Personnel expenses excluding stock-based compensation	16,512	18,307	28,244	35,075
Stock-based compensation, including cRSUs	6,422	6,580	9,864	11,521
Transformation costs	9,250	7,925	21,040	15,653
Other general and administrative expenses	23,205	18,306	54,071	35,837
General and Administrative Expenses	55,389	51,118	113,219	98,086
Depreciation	24,796	25,261	49,979	49,807
Amortization of intangible assets	85,908	85,971	171,816	171,942
Loss on disposal of leases	252	1,689	290	5,006
Loss on disposal of assets	57	130	57	480
Total expenses	234,069	224,992	472,108	446,580
Operating income	23,409	16,578	30,048	26,320
Interest expense	100,253	99,746	199,795	191,382
Interest income	(195)	(323)	(377)	(811)
Transaction costs related to refinancing transaction	—	87	—	7,879
Loss on extinguishment of debt	—	—	—	670
Net loss before taxes	(76,649)	(82,932)	(169,370)	(172,800)
Benefit for income taxes	(17,423)	(20,292)	(36,584)	(38,841)
Net loss	(59,226)	(62,640)	(132,786)	(133,959)
Less: net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Claritev Corporation	$(59,226)	$(62,640)	$(132,786)	$(133,959)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This item and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. We hereby qualify our forward-looking statements by these cautionary statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the information included in the Company's 2025 Annual Report on Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q and risks described elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC.
Company Overview
Claritev is a healthcare technology, data and insights company focused on delivering affordability, transparency and quality across the healthcare system. We bring objective, market-based insights to some of the healthcare system's most complex decisions based on decades of claims expertise. By applying data, analytics, and experience, we help organizations across the healthcare ecosystem better understand costs, pricing, and payment dynamics. This clarity enables more informed decision-making, reduces friction, and improves how the healthcare system functions in service of greater affordability, alignment, and long-term sustainability.
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
Results of Operations
The following table provides the results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues	$257,478	$241,570	$15,908	6.6%	$502,156	$472,900	$29,256	6.2%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	67,667	60,823	6,844	11.3%	136,747	121,259	15,488	12.8%
General and administrative expenses	55,389	51,118	4,271	8.4%	113,219	98,086	15,133	15.4%
Depreciation	24,796	25,261	(465)	(1.8)%	49,979	49,807	172	0.3%
Amortization of intangible assets	85,908	85,971	(63)	(0.1)%	171,816	171,942	(126)	(0.1)%
Loss on disposal of leases	252	1,689	(1,437)	(85.1)%	290	5,006	(4,716)	(94.2)%
Loss on disposal of assets	57	130	(73)	(56.2)%	57	480	(423)	(88.1)%
Total expenses	234,069	224,992	9,077	4.0%	472,108	446,580	25,528	5.7%
Operating income	23,409	16,578	6,831	41.2%	30,048	26,320	3,728	14.2%
Interest expense	100,253	99,746	507	0.5%	199,795	191,382	8,413	4.4%
Interest income	(195)	(323)	128	(39.6)%	(377)	(811)	434	(53.5)%
Transaction costs related to refinancing transaction	—	87	(87)	(100.0)%	—	7,879	(7,879)	(100.0)%
Loss on extinguishment of debt	—	—	—	n/a	—	670	(670)	(100.0)%
Net loss before taxes	(76,649)	(82,932)	6,283	(7.6)%	(169,370)	(172,800)	3,430	(2.0)%
Benefit for income taxes	(17,423)	(20,292)	2,869	(14.1)%	(36,584)	(38,841)	2,257	(5.8)%
Net loss	(59,226)	(62,640)	3,414	(5.5)%	(132,786)	(133,959)	1,173	(0.9)%
Less: net loss attributable to non-controlling interests	—	—	—	n/a	—	—	—	n/a
Net loss attributable to Claritev Corporation	$(59,226)	$(62,640)	$3,414	(5.5)%	$(132,786)	$(133,959)	$1,173	(0.9)%

Revenues
The following table presents the total revenue for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Claims intelligence solutions	$178,465	$156,966	$21,499	13.7%	$344,770	$310,396	$34,374	11.1%
Network solutions	50,333	54,125	(3,792)	(7.0)%	97,809	101,015	(3,206)	(3.2)%
Payment and revenue integrity solutions	28,680	30,479	(1,799)	(5.9)%	59,577	61,489	(1,912)	(3.1)%
Total revenue	$257,478	$241,570	$15,908	6.6%	$502,156	$472,900	$29,256	6.2%
Revenues increased by $15.9 million, or 6.6%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase in revenues was due to the increase in Claims intelligence solutions revenues of $21.5 million.
Claims intelligence solutions revenues increased by $21.5 million, or 13.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase in revenue was primarily due to an increase in Data iSight and Surprise Bill Services.
Network solutions revenues decreased by $3.8 million, or 7.0%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This decrease in revenue was primarily due to a decrease in the property and casualty market due to non-recurring revenue in the prior period.
Payment and revenue integrity solutions revenue decreased by $1.8 million, or 5.9%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This decrease in revenue was primarily due to a decrease in Clinical Negotiation.
Revenues increased by $29.3 million, or 6.2%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase in revenues was due to the increase in Claims intelligence solutions revenues of $34.4 million.
Claims intelligence solutions revenues increased by $34.4 million, or 11.1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase in revenue was primarily due to an increase in Data iSight and Surprise Bill Services.
Network solutions revenues decreased by $3.2 million, or 3.2%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease in revenue was primarily due to a decrease in the property and casualty market due to non-recurring revenue in the prior period.
Payment and revenue integrity solutions revenue decreased by $1.9 million, or 3.1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease in revenue was primarily due to a decrease in Clinical Negotiation.

Costs of Services (exclusive of depreciation and amortization of intangible assets):
The following table presents the total cost of services for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel expenses excluding stock-based compensation	$52,576	$46,084	$6,492	14.1%	$103,931	$93,963	$9,968	10.6%
Stock-based compensation, including cRSUs	3,108	2,518	590	23.4%	5,494	4,295	1,199	27.9%
Access and bill review fees	4,796	6,713	(1,917)	(28.6)%	13,666	12,221	1,445	11.8%
Other cost of service expenses	7,187	5,508	1,679	30.5%	13,656	10,780	2,876	26.7%
Total cost of services	$67,667	$60,823	$6,844	11.3%	$136,747	$121,259	$15,488	12.8%
The increase in costs of services of $6.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to the increase in personnel expenses of $6.5 million and other cost of service expenses of $1.7 million, offset by a decrease in access and bill review fees of $1.9 million.
The increase in costs of services of $15.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to the increase in personnel expenses of $10.0 million and other cost of service expenses of $2.9 million.
General and Administrative Expenses:
The following table presents the total general and administrative expenses for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel expenses excluding stock-based compensation	$16,512	$18,307	$(1,795)	(9.8)%	$28,244	$35,075	$(6,831)	(19.5)%
Stock-based compensation, including cRSUs	6,422	6,580	(158)	(2.4)%	9,864	11,521	(1,657)	(14.4)%
Transformation costs	9,250	7,925	1,325	16.7%	21,040	15,653	5,387	34.4%
Other general and administrative expenses	23,205	18,306	4,899	26.8%	54,071	35,837	18,234	50.9%
Total general and administrative expenses	$55,389	$51,118	$4,271	8.4%	$113,219	$98,086	$15,133	15.4%
The increase in general and administrative expenses of $4.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 was primarily due to $3.8 million of legal expenses related to certain antitrust matters and other transaction expenses, as well as an increase in transformation costs of $1.3 million, offset by a decrease in personnel expenses of $1.8 million, due to more personnel assigned to capital and transformation projects.
The increase in general and administrative expenses of $15.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 was primarily due to $14.6 million of legal expenses related to certain antitrust matters and other transaction expenses, as well as an increase in consulting professional fees of $2.3 million, increase in transformation costs of $5.4 million, offset by a decrease in personnel expenses of $6.8 million, due to more personnel assigned to capital and transformation projects, and lower stock-based compensation of $1.7 million.
Interest Expense
Interest expense remained stable in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

The increase in interest expense of $8.4 million, or 4.4% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to the increase in average indebtedness outstanding during the periods as a result of PIK interest charges.
As of June 30, 2026 and June 30, 2025, our total debt had an annualized weighted average cash interest rate of 6.85% and 6.95%, respectively, which decreased by 0.10%. As of December 31, 2025, our total debt had a weighted average cash interest rate of 6.92%.
Benefit for income taxes
Net loss before income taxes for the three months ended June 30, 2026 of $76.6 million generated a benefit for income taxes of $17.4 million. Net loss before income taxes for the three months ended June 30, 2025 of $82.9 million generated a benefit for income taxes of $20.3 million.
Net loss before income taxes for the six months ended June 30, 2026 of $169.4 million generated a benefit for income taxes of $36.6 million. Net loss before income taxes for the six months ended June 30, 2025 of $172.8 million generated a benefit for income taxes of $38.8 million.
The effective tax rate for the six months ended June 30, 2026 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitation on executive compensation and state taxes. The effective tax rate for the six months ended June 30, 2025 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitations on executive compensation and state taxes.
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

EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net loss adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including legal expenses associated with antitrust matters, loss on disposal of assets, including right-of-use assets, transformation costs, integration expenses, transaction costs related to refinancing transaction, loss on extinguishment of debt, stock-based compensation, including cRSUs, and other expenses. See our condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net loss adjusted for amortization of intangible assets, legal expenses associated with antitrust matters, other expenses, net, transformation costs, integration expenses, transaction costs related to refinancing transaction, loss on disposal of assets, including right-of-use assets, loss on extinguishment of debt, stock-based compensation, including cRSUs, and tax effect of adjustments to arrive at adjusted net income divided by our basic weighted average number of shares outstanding.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(59,226)	$(62,640)	$(132,786)	$(133,959)
Adjustments:
Interest expense	100,253	99,746	199,795	191,382
Interest income	(195)	(323)	(377)	(811)
Benefit for income tax	(17,423)	(20,292)	(36,584)	(38,841)
Depreciation	24,796	25,261	49,979	49,807
Amortization of intangible assets	85,908	85,971	171,816	171,942
Non-income taxes	—	563	—	1,116
EBITDA	$134,113	$128,286	$251,843	$240,636
Adjustments:
Legal expenses associated with antitrust matters	2,572	4,399	11,182	4,399
Loss on disposal of assets, including right-of-use assets	309	1,809	347	5,476
Transformation costs(1)	9,250	7,925	21,040	15,653
Integration expenses	—	133	—	513
Transaction costs related to refinancing transaction	—	87	—	7,879
Loss on extinguishment of debt	—	—	—	670
Stock-based compensation, including cRSUs	9,530	9,098	15,358	15,816
Other expenses, net(2)	25	2,291	2,943	5,055
Adjusted EBITDA	$155,799	$154,028	$302,713	$296,097
(1)"Transformation costs" represent costs directly associated with our multi-year transformation program called Vision 2030 which includes internal personnel costs for employees that have been either hired or redeployed and are fully dedicated to transformation activities, as well as other non-recurring and duplicative costs. At such time that internal personnel are redeployed to non-transformation activities, they will no longer be included as an adjustment herein.
(2)"Other expenses, net" represents impairment of other assets, non-integration related severance costs, start-up costs related to international expansion and miscellaneous non-recurring expenses..

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(59,226)	$(62,640)	$(132,786)	$(133,959)
Adjustments:
Amortization of intangible assets	85,908	85,971	171,816	171,942
Legal expenses associated with antitrust matters	2,572	4,399	11,182	4,399
Loss on disposal of assets, including right-of-use assets	309	1,809	347	5,476
Transformation costs(1)	9,250	7,925	21,040	15,653
Other expenses, net(2)	25	2,291	2,943	5,055
Integration expenses	—	133	—	513
Transaction costs related to refinancing transaction	—	87	—	7,879
Loss on extinguishment of debt	—	—	—	670
Stock-based compensation, including cRSUs	9,530	9,098	15,358	15,816
Estimated tax effect of adjustments	(24,393)	(25,365)	(50,014)	(49,986)
Adjusted net income	$23,975	$23,708	$39,886	$43,458

Weighted average shares outstanding - Basic and Diluted	16,964,960	16,453,896	16,830,361	16,364,573

Net loss per share - Basic and Diluted	$(3.49)	$(3.81)	$(7.89)	$(8.19)
Adjusted earnings per share	$1.41	$1.44	$2.37	$2.66
(1)"Transformation costs" represent costs directly associated with our multi-year transformation program called Vision 2030 which includes internal personnel costs for employees that have been either hired or redeployed and are fully dedicated to transformation activities, as well as other non-recurring and duplicative costs. At such time that internal personnel are redeployed to non-transformation activities, they will no longer be included as an adjustment herein.
(2)"Other expenses, net" represents impairment of other assets, non-integration related severance costs, start-up costs related to international expansion and miscellaneous non-recurring expenses..
Liquidity and Capital Resources
As of June 30, 2026, we had a cash balance of $27.7 million, which includes cash and cash equivalents of $14.4 million and restricted cash of $13.3 million. Additionally, we have access to $273.6 million of the total $350.0 million loan availability under the 2025 Revolving Credit Facility.
As of June 30, 2026, we had $70.0 million outstanding under our 2025 Revolving Credit Facility and $6.4 million of outstanding letters of credit under such facility. Of these outstanding irrevocable letters of credit, we have four which are used to satisfy real estate lease security deposit requirements for our office locations in lieu of cash deposits in an aggregate amount of $4.4 million as of June 30, 2026 and December 31, 2025, respectively. The Company also has an irrevocable letter of credit to satisfy the security requirements of a captive insurance subsidiary in the amount of $2.0 million as of June 30, 2026 and December 31, 2025.
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

Cash Flow Summary
The following table is derived from our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash flows provided by (used in):
Operating activities	$46,892	$31,181
Investing activities	(84,847)	(63,489)
Financing activities	37,289	69,924
Net (decrease) increase in cash, cash equivalents and restricted cash	$(666)	$37,616
For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025
Cash Flows from Operating Activities
Cash flows from operating activities increased by $15.7 million, primarily due to favorable changes in deferred income tax, partially offset by unfavorable changes in working capital. Changes in our working capital requirements primarily reflect the timing of collection on trade accounts receivable, net and payment of accounts payable, accrued expenses and liabilities, and accrued interest.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $21.4 million, as compared to the prior-year period, due to increased investments in technologies to support our transformation initiatives.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $32.6 million as compared to the prior-year period, primarily due to the decrease in net borrowing of $30.0 million on our 2025 Revolving Credit Facility due to continuous efforts in working capital management.
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
Debt Covenants and Events of Default
As of June 30, 2026 and December 31, 2025 we were in compliance with all of the debt covenants.
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
Client Concentration
One client individually accounted for 35.0% of revenue for the three months ended June 30, 2026. Two clients individually accounted for 29.2% and 10.4% of revenues for the year ended December 31, 2025. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations. For further discussion on our client concentration, please refer to Part I, Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2026, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
As of December 31, 2025, the Company identified material weaknesses over certain information technology ("IT") general controls that were disclosed in Part II, Item 9A of the Company’s Form 10-K, which remained unremediated as of June 30, 2026. Specifically, we did not design and maintain effective controls over certain IT general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
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
The implementation of the remediation plan continued during the three months ended June 30, 2026, and the Company is committed to remediating these material weaknesses and expects to complete the implementation of its remediation plan during the fiscal year 2026. We believe our remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's 2025 Annual Report on Form 10-K.
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
Healthcare providers have become more resistant to the use of cost management techniques and are engaging in litigation to avoid application of cost management practices. Litigation brought by healthcare providers as well as client members has challenged insurers' claims adjudication and reimbursement decisions and healthcare cost management providers, such as Claritev, are sometimes made party to such suits or involved in related litigation. Further, we may be, and have been in the past, made party to such lawsuits or litigation may be brought independently or directly against us under various legal bases, including breach of contract, misrepresentation, unjust enrichment, antitrust, or violations of the Employee Retirement Income Security Act of 1974, as amended, or the Racketeering Influenced and Corrupt Organizations Act, and may be made under other legal bases or theories in the future. Such litigation is increasingly brought involving multiple parties, multiple claims, or on a class-wide basis. We and our subsidiaries have and may, in the future, become involved in such litigation. Refer to "Claims and Litigation" in Note 7, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
Furthermore, as previously disclosed in our current reports on Form 8-K, in August 2024, we received a confidential grand jury subpoena issued by the Antitrust Division of the Department of Justice (the "DOJ") in connection with an investigation regarding health insurance. On June 17, 2026, the DOJ informed us that this antitrust grand jury proceeding was being brought to a close and that we were not under any criminal investigation. On July 6, 2026, we received official confirmation from the DOJ that the antitrust grand jury proceeding was in fact closed. On May 19, 2026, we received a civil investigative demand from the DOJ, and we continue to cooperate fully with the DOJ in responding to the information requested. At this time, we do not know when the investigation will be completed, the entirety of facts that will be discovered as a result of the investigation, or what actions the government may or may not take. We cannot predict the ultimate outcome of this investigation and the full extent of potential consequences. A negative outcome in this or any potential similar matter could cause us to incur significant fines, penalties, or other financial exposure, as well as reputational harm, a loss of client confidence and business, and other harm to our business.
Because we operate in an industry that is highly regulated and such regulations are continuously evolving, we cannot assure you that new federal and state laws and regulations or other changes that adversely impact healthcare providers or insurers will not lead to increased litigation risk to us and other cost management providers and insurers. Exacerbating this risk is that many healthcare providers and insurers have greater financial resources than us and other healthcare cost management providers have and may be more willing to engage in, and devote resources to, litigation as a result. In addition, certain of the agreements we enter into include indemnification provisions that may subject us to costs and damages in the event of a claim against an indemnified party.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The table below represents the Company's repurchase of shares of its Class A common stock during the three months ended June 30, 2026 (in thousands, except share data).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased
Period
April 1 - 30, 2026
Repurchase program(a)	3,993	$16.57	3,993	$74,934
May 1 - 31, 2026
Repurchase program(a)	132,223	$25.97	132,223	$71,497
June 1 - 30, 2026
Repurchase program(a)	—	$—	—	$71,497
Total
Repurchase program(a)	136,216	$25.69	136,216	$71,497
(a) On December 18, 2025, the Company's Board of Directors approved a five-year share repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $75.0 million of its Class A common stock from time to time in open market transactions, subject to compliance with applicable legal requirements. The Share Repurchase Program was approved starting January 1, 2026 through December 31, 2030 and is subject to a $20.0 million cap per calendar year. Repurchases under the Share Repurchase Program may be made, from time to time, using a variety of methods, which may include open market purchases, in privately negotiated transactions or by other means, including through the use of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Repurchases by the Company under the Share Repurchase Program will be subject to general market and economic conditions, applicable legal requirements and other considerations, and the Share Repurchase Program may be further extended, suspended, modified or discontinued by the Board at any time without prior notice at the Company’s discretion.
Item 5. Other Information
On June 13, 2026, Douglas Garis, Chief Financial Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of (i) up to 40,849 shares of the Company’s Class A common stock related to the vesting of options granted to Mr. Garis and (ii) an indeterminate number of shares of the Company’s Class A common stock related to the vesting of restricted stock units granted to Mr. Garis. The number of shares of the Company’s Class A common stock that will be sold under this 10b5-1 sales plan related to the vesting of restricted stock units is not yet determinable because for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding requirements. This 10b5-1 sales plan will become effective on September 21, 2026 and will terminate on December 31, 2026, subject to earlier termination as provided in the plan.
On May 8, 2026, Tiffani Misencik, Chief Growth Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of the Company’s Class A common stock related to the vesting of restricted stock units granted to Ms. Misencik. The number of shares of the Company’s Class A common stock that will be sold under this 10b5-1 sales plan is not yet determinable because for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding requirements. This 10b5-1 sales plan will become effective on October 15, 2026 and will terminate on November 30, 2026, subject to earlier termination as provided in the plan.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Amendment No. 4 to 2020 Omnibus Incentive Plan.	8-K	001-39228	10.1	April 30, 2026
10.2#	Amendment No. 2 to Employee Stock Purchase Plan.	10-Q	001-39228	10.2	May 07, 2026
10.3#	Second Amendment to Employment Agreement, dated May 4, 2026, between the Registrant and Travis Dalton.	10-Q	001-39228	10.3	May 07, 2026
10.4#+	Employment Agreement Amendment Letter, dated May 4, 2026, between the Registrant and Travis Dalton.	10-Q	001-39228	10.4	May 07, 2026
10.5#	Second Amendment to Employment Agreement, dated May 4, 2026, between the Registrant and Douglas Garis.	10-Q	001-39228	10.5	May 07, 2026
10.6#	Form of Executive Officer Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.6	May 07, 2026
10.7#	Form of Chief Executive Officer Restricted Stock Unit Award under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.7	May 07, 2026
10.8#+	Form of Executive Officer Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.8	May 07, 2026
10.9#+	Form of Chief Executive Officer Performance Unit Award Agreement under the 2020 Omnibus Incentive Plan.	10-Q	001-39228	10.9	May 07, 2026
10.10#	Form of Severance Letter Amendment for Executives.	10-Q	001-39228	10.10	May 07, 2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13-a - 14(a) and 15-d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101 SCH	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)					X
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
Dated: August 7, 2026

Claritev Corporation

By:	/s/ Douglas M. Garis
Douglas M. Garis
Executive Vice President and Chief Financial Officer