Form 10-Q
period 2026-09-30
Claritev Corp
filed 2026-11-09
CIK 1793229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No
As of November 2, 2026, 17,074,785 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

Part I. Financial Information
Item 1. Financial Statements
CLARITEV CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,142	$16,814
Restricted cash	12,898	11,527
Trade accounts receivable, net	133,753	127,615
Prepaid expenses	23,759	31,992
Prepaid taxes	2,812	11,526
Unbilled Independent Dispute Resolution fees, net	20,930	10,563
Other current assets, net	20,009	14,330
Total current assets	224,303	224,367
Property and equipment, net	373,412	326,326
Operating lease right-of-use assets	12,806	13,966
Goodwill	2,405,853	2,405,853
Other intangibles, net	1,626,880	1,884,604
Other assets, net	35,299	33,342
Total assets	$4,678,553	$4,888,458
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$54,473	$60,463
Accrued interest	52,978	100,009
Operating lease obligation, short-term	4,588	4,705
Current portion of long-term debt	14,690	14,690
Accrued compensation	39,508	45,238
Other accrued expenses	28,198	36,253
Total current liabilities	194,435	261,358
Long-term debt	4,602,236	4,560,440
2025 Revolving Credit Facility	95,000	20,000
Operating lease obligation, long-term	13,340	16,236
Deferred income taxes	113,419	197,599
Total liabilities	5,018,430	5,055,633
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Shareholder interests
Preferred stock, $0.0001 par value — 10,000,000 shares authorized; no shares issued	—	—
Class A Common stock, $0.0001 par value — 1,500,000,000 shares authorized; 17,896,022 and 17,295,582 issued; 17,060,947 and 16,552,723 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	2,407,965	2,398,423
Accumulated deficit	(2,623,990)	(2,429,420)
Accumulated other comprehensive loss	—	(4,172)
Treasury stock - 835,075 and 742,859 shares as of September 30, 2026 and December 31, 2025, respectively	(130,574)	(138,733)
Total shareholders’ deficit attributable to Claritev Corporation	(346,597)	(173,900)
Non-controlling interests	6,720	6,725
Total shareholders' deficit	(339,877)	(167,175)
Total liabilities and shareholders’ deficit	$4,678,553	$4,888,458
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$268,311	$245,959	$770,467	$718,859
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	69,773	62,060	206,520	183,319
General and administrative expenses	66,327	60,001	179,546	158,087
Depreciation	25,569	25,968	75,548	75,775
Amortization of intangible assets	85,908	85,971	257,724	257,913
Loss on disposal of leases	39	1,696	329	6,702
Loss on disposal of assets	68	196	125	676
Total expenses	247,684	235,892	719,792	682,472
Operating income	20,627	10,067	50,675	36,387
Interest expense	100,904	101,232	300,699	292,614
Interest income	(248)	(471)	(625)	(1,282)
Transaction costs related to refinancing transaction	—	—	—	7,879
Loss on extinguishment of debt	—	—	—	670
Loss on sale of equity investments	—	2,667	—	2,667
Net loss before taxes	(80,029)	(93,361)	(249,399)	(266,161)
Benefit for income taxes	(18,240)	(23,608)	(54,824)	(62,449)
Net loss	(61,789)	(69,753)	(194,575)	(203,712)
Less: net loss attributable to non-controlling interests	(5)	—	(5)	—
Net loss attributable to Claritev Corporation	$(61,784)	$(69,753)	$(194,570)	$(203,712)

Weighted average shares outstanding – Basic and Diluted	16,975,211	16,480,703	16,879,209	16,403,821

Net loss per share – Basic and Diluted	$(3.64)	$(4.23)	$(11.53)	$(12.42)

Net loss attributable to Claritev Corporation	(61,784)	(69,753)	(194,570)	(203,712)
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net of tax	955	794	4,172	(77)
Comprehensive loss	$(60,829)	$(68,959)	$(190,398)	$(203,789)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Shareholders' (Deficit)/Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2026
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ Deficit
	Shares	Amount				Shares	Amount
Balance as of June 30, 2026	17,814,829	$2	$2,410,831	$(2,562,206)	$(955)	(879,075)	$(142,236)	$6,725	$(287,839)
Stock-based compensation	55,479	—	7,202		—	—	—	—	7,202
Tax withholding related to vesting of equity awards	—	—	(639)	—	—	—	—	—	(639)
Gain arising during the period on Interest rate swaps	—	—	—	—	2,231	—	—	—	2,231
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(1,276)	—	—	—	(1,276)
Issuance of Class A common stock in connection with employee stock purchase plan	25,714	—	463	—	—	—	—	—	463
Charitable contribution of treasury stock	—	—	(9,892)	—	—	44,000	11,662	—	1,770
Loss attributable to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	(61,784)	—	—	—	—	(61,784)
Balance as of September 30, 2026	17,896,022	$2	$2,407,965	$(2,623,990)	$—	(835,075)	$(130,574)	$6,720	$(339,877)

	Three Months Ended September 30, 2025
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ Deficit
	Shares	Amount				Shares	Amount
Balance as of June 30, 2025	17,214,985	$2	$2,383,854	$(2,279,097)	$(5,934)	(742,859)	$(138,733)	$—	$(39,908)
Stock-based compensation	25,151	—	6,991	—	—	—	—	—	6,991
Tax withholding related to vesting of equity awards	—	—	(607)	—	—	—	—	—	(607)
Gain arising during the period on Interest rate swaps	—	—	—	—	869	—	—	—	869
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(75)			—	(75)
Issuance of Class A common stock in connection with employee stock purchase plan	12,219	—	648	—	—	—	—	—	648
Net loss	—	—	—	(69,753)	—	—	—	—	(69,753)
Balance as of September 30, 2025	17,252,355	$2	$2,390,886	$(2,348,850)	$(5,140)	(742,859)	$(138,733)	$—	$(101,835)
The accompanying notes are an integral part of these condensed consolidated financial statements

	Nine Months Ended September 30, 2026
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ Deficit
	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	17,295,582	$2	$2,398,423	$(2,429,420)	$(4,172)	(742,859)	$(138,733)	$6,725	$(167,175)
Stock-based compensation	522,845	—	21,472		—	—	—	—	21,472
Tax withholding related to vesting of equity awards	—	—	(3,502)	—	—	—	—	—	(3,502)
Gain arising during the period on Interest rate swaps	—	—	—	—	8,957	—	—	—	8,957
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(4,785)	—	—	—	(4,785)
Repurchase of Class A common stock	—	—	—	—	—	(136,216)	(3,503)	—	(3,503)
Issuance of Class A common stock in connection with employee stock purchase plan	77,595	—	1,464	—	—	—	—	—	1,464
Charitable contribution of treasury stock	—	—	(9,892)	—	—	44,000	11,662		1,770
Loss attributable to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	(194,570)	—	—	—	—	(194,570)
Balance as of September 30, 2026	17,896,022	$2	$2,407,965	$(2,623,990)	$—	(835,075)	$(130,574)	$6,720	$(339,877)

	Nine Months Ended September 30, 2025
	Class A Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury stock		Non-controlling Interests	Total Shareholders’ (Deficit)/Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	16,930,827	$2	$2,372,954	$(2,145,138)	$(5,063)	(742,859)	$(138,733)	$—	$84,022
Stock-based compensation	284,799	—	20,026	—	—	—	—	—	20,026
Tax withholding related to vesting of equity awards	—	—	(3,491)	—	—	—	—	—	(3,491)
Gain arising during the period on Interest rate swaps	—	—	—	—	548	—	—	—	548
Reclassification adjustments for loss included in net loss (interest expense)	—	—	—	—	(625)			—	(625)
Issuance of Class A common stock in connection with employee stock purchase plan	36,729	—	1,397	—	—	—	—	—	1,397
Net loss	—	—	—	(203,712)	—	—	—	—	(203,712)
Balance as of September 30, 2025	17,252,355	$2	$2,390,886	$(2,348,850)	$(5,140)	(742,859)	$(138,733)	$—	$(101,835)
The accompanying notes are an integral part of these condensed consolidated financial statements

CLARITEV CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(194,575)	$(203,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75,548	75,775
Amortization of intangible assets	257,724	257,913
Amortization of the right-of-use asset	1,647	2,488
Stock-based compensation	21,472	20,026
Deferred income taxes	(85,496)	(79,900)
Amortization of debt discounts and issuance costs	4,739	3,957
Non-cash interest expense	48,135	41,779
Non-cash charitable contribution	1,770	—
Loss on extinguishment of debt	—	670
Loss on disposal of assets	125	676
Loss on disposal of leases	329	6,702
Loss on sale of equity investments	—	2,667
Changes in assets and liabilities:
Trade accounts receivable, net	(16,505)	(37,234)
Prepaid taxes	8,714	(26,272)
Prepaid expenses, other current and non-current assets	5,635	(706)
Accounts payable	(5,990)	(47,401)
Other accrued expenses, accrued interest and accrued liabilities	(54,414)	37,196
Operating leases, net	(3,829)	(3,586)
Net cash provided by operating activities	65,029	51,038
Investing activities:
Purchases of property and equipment	(129,221)	(99,692)
Proceeds from disposal of assets	450	—
Proceeds from sale of equity investment	—	13,333
Net cash used in investing activities	(128,771)	(86,359)
Financing activities:
Repayments of Term Loan	(11,018)	(7,345)
Taxes paid on settlement of vested share awards	(3,502)	(3,491)
Borrowings on 2025 Revolving Credit Facility	295,000	225,000
Repayment of 2025 Revolving Credit Facility	(220,000)	(155,000)
Payment of debt issuance costs	—	(4,267)
Proceeds from issuance of Class A common stock under ESPP	1,464	1,397
Repurchase of Class A common stock	(3,503)	—
Net cash provided by financing activities	58,441	56,294
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,301)	20,973
Cash, cash equivalents and restricted cash at beginning of period	28,341	29,672
Cash, cash equivalents and restricted cash at end of period	$23,040	$50,645

Cash and cash equivalents	$10,142	$39,152
Restricted cash	12,898	11,493
Cash, cash equivalents and restricted cash at end of period	$23,040	$50,645

Noncash investing and financing activities:
Purchases of property and equipment not yet paid	$14,895	$13,615
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$333	$5,738
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(294,399)	$(247,057)
Income taxes, net of refunds	$(21,910)	$(44,913)
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

Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by services and contract types (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Claims Intelligence Solutions	$192,516	$164,401	$537,286	$474,797
PSAV	172,406	149,683	482,114	429,670
PEPM	10,973	9,287	32,869	31,256
Other	9,137	5,431	22,303	13,871
Network Solutions	49,941	52,910	147,750	153,925
PSAV	27,648	27,480	84,012	84,322
PEPM	12,648	12,028	35,548	36,771
Other	9,645	13,402	28,190	32,832
Payment and Revenue Integrity Solutions	25,854	28,648	85,431	90,137
PSAV	25,729	28,526	85,128	89,767
PEPM	125	122	303	370
Total Revenues	$268,311	$245,959	$770,467	$718,859
Percent of PSAV revenues	84.1%	83.6%	84.5%	84.0%
Percent of PEPM revenues	8.9%	8.7%	8.9%	9.5%
Percent of other revenues	7.0%	7.7%	6.6%	6.5%
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

New Accounting Pronouncements Recently Adopted
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which reduces the cost and complexity of applying Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU introduced a practical expedient, which simplifies the estimation approach used to determine expected credit losses. The standard is effective for all entities for annual and interim periods beginning after December 15, 2025, with early adoption permitted, and applied prospectively. The Company adopted this standard on January 1, 2026 on a prospective basis, which did not materially impact our condensed consolidated financial statements during the three and nine months ended September 30, 2026.
ASU 2025-06 Intangibles - Goodwill and other Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. This ASU changes the cost capitalization threshold by eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold. The standard is effective for all entities for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied using prospective approach, modified transition approach, or retrospective approach for all prior periods presented. The Company early adopted this standard on January 1, 2026 on a prospective basis which did not materially impact our condensed consolidated financial statements during the three and nine months ended September 30, 2026.
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

2.    Goodwill and Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

		September 30, 2026			December 31, 2025
	Weighted-average amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Client relationships	15 years	$4,199,517	$(2,861,996)	$1,337,521	$4,199,517	$(2,651,110)	$1,548,407
Provider network	15 years	896,800	(616,799)	280,001	896,800	(571,959)	324,841
Technology	6 years	21,850	(13,874)	7,976	21,850	(12,213)	9,637
Trade names	9 years	2,670	(1,608)	1,062	2,670	(1,421)	1,249
Non-compete	5 years	1,000	(680)	320	1,000	(530)	470
Total		$5,121,837	$(3,494,957)	$1,626,880	$5,121,837	$(3,237,233)	$1,884,604
Goodwill was as follows (in thousands):

	September 30, 2026	December 31, 2025
Gross goodwill	$4,489,636	$4,489,636
Accumulated impairment	(2,083,783)	(2,083,783)
Total goodwill	$2,405,853	$2,405,853
No impairment loss related to goodwill was recorded during the three and nine months ended September 30, 2026 and 2025.
3.    Derivative Financial Instruments
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across three swaps. The interest rate swap agreements were effective August 31, 2023 and expired on August 31, 2026. The principal objective of these contracts was to reduce the volatility of the cash flows in interest payments associated with the Company's floating rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company's interest rate swaps were highly effective at offsetting the changes in cash outflows and therefore designated as cash flow hedging instruments.
The Company records derivatives on the condensed consolidated balance sheets at fair value, as described in Note 5, Fair Value Measurements. As of September 30, 2026, the Company did not hold any interest rate swaps after the expiration of the three interest rate swap entered on September 12, 2023. As of December 31, 2025, the balance of derivatives was $6.1 million, which was recorded in Other accrued expenses.
The following table represents the activity of cash flow hedges included in accumulated other comprehensive loss for the periods presented (in thousands):

	2026	2025
Balance as of January 1, net of tax	$(4,172)	$(5,063)
Unrealized gain (loss) recognized in other comprehensive income before reclassifications	3,466	(1,330)
Reclassifications of loss recognized to interest expense	(1,645)	(294)
Balance as of March 31, net of tax	$(2,351)	$(6,687)
Unrealized gain recognized in other comprehensive income before reclassifications	3,260	1,009
Reclassifications of loss recognized to interest expense	(1,864)	(256)
Balance as of June 30, net of tax	$(955)	$(5,934)
Unrealized gain recognized in other comprehensive income before reclassification	2,231	869
Reclassification of loss recognized to interest expense	(1,276)	(75)
Balance as of September 30, net of tax	$—	$(5,140)

4.    Long-Term Debt
Outstanding long-term debt is summarized below (in thousands):

	Character	Priority	Maturity	Repayment	Coupon	September 30, 2026	December 31, 2025
5.750% Notes	Notes	Senior Unsecured	11/1/2028	Par	5.75%	$5,310	$5,310
5.50% Notes	Notes	Senior Secured	9/1/2028	Par	5.50%	5,814	5,814
Senior Convertible PIK Notes	Convertible Notes	Senior Unsecured	10/15/2027	Par	Cash 6.00%, or PIK 7.00%	420	420
First-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(1)	320,173	322,611
Second-Out First Lien Term Loans	Term Loan	Senior Secured	12/31/2030	Par	Variable(2)	1,126,777	1,135,357
Second-Out First Lien A Notes	Notes	Senior Secured	12/31/2030	Par	Cash 6.50% and PIK 5.00%	651,711	627,998
Second-Out First Lien B Notes	Notes	Senior Secured	12/31/2030	Par	5.750%	763,075	763,075
Third-Out First Lien A Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	776,193	765,520
Third-Out First Lien B Notes	Notes	Senior Secured	3/31/2031	107%	Cash 6.00% and PIK 0.75%	999,875	986,126
Finance lease obligations, non-current	Other	Senior Secured	2028-2029	Par	6.01%-6.78%	123	183
Long-term debt						4,649,471	4,612,414
Less: current portion of long-term debt						(14,690)	(14,690)
Less: debt discounts, net						(16,336)	(18,717)
Less: debt issuance costs, net						(16,209)	(18,567)
Total Long-term debt, net						$4,602,236	$4,560,440
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
As of September 30, 2026, the aggregate future principal payments for long-term debt, excluding non-current finance lease liabilities (based on the outstanding long-term debt as of September 30, 2026 and assuming the payments are made at their respective anticipated payment dates) were as follows (in thousands):

For the years ending December 31,
2026	$3,672
2027	15,110
2028	25,814
2029	14,690
2030	2,813,995
Thereafter	1,776,067
Total	$4,649,348

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
Interest on the revolving loans (borrowed pursuant to MPH's $350.0 million senior secured revolving credit facility maturing on December 31, 2029 under the First Lien Credit Agreement (the "2025 Revolving Credit Facility") is calculated, at MPH’s option, as (a) Term SOFR (or 0.00%, if higher) plus 3.75% or (b) (x) the highest rate of (1) the prime rate, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR for an interest period of one month plus 1.00% and (4) 1.00% plus (y) 2.75%. We are obligated to pay a commitment fee on the average daily unused amount of our 2025 Revolving Credit Facility. The fee can range from an annual rate of 0.25% to 0.50% based on our consolidated first-out first lien debt to consolidated EBITDA ratio, as defined in the First Lien Credit Agreement.

As part of the Refinancing Transactions, we incurred transaction expenses of $72.0 million, of which $63.9 million and $8.0 million have been expensed as incurred for years ended December 31, 2024 and 2025, respectively, and are included in Transaction costs related to refinancing transaction in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs of $6.4 million associated with the 2025 Revolving Credit Facility are included in other assets on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the unamortized debt issuance costs associated with the 2025 Revolving Credit Facility were $4.2 million and $5.2 million, respectively. As of September 30, 2026 and December 31, 2025, we have drawn $95.0 million and $20.0 million, respectively, under the 2025 Revolving Credit Facility and we have $6.4 million and $6.4 million, respectively, of outstanding letters of credit under such facility. Accordingly, we have access to an additional $248.6 million and $323.6 million, respectively, available for borrowing under the 2025 Revolving Credit Facility.
The Exchange Offers were treated as debt modifications, and all unamortized debt issue costs and discounts associated with the prior notes were ratably applied to the new notes issued, and will be amortized over the new term.
The financial covenant under the 2025 Revolving Credit Facility is such that, if as of the last day of any fiscal quarter of MPH (commencing with the fiscal quarter ended March 31, 2025), the aggregate amount of loans under the 2025 Revolving Credit Facility, letters of credit issued under the 2025 Revolving Credit Facility (to the extent not cash collateralized or backstopped or, in the aggregate, in excess of $15.0 million) and swingline loans are outstanding and/or issued in an aggregate amount greater than 40.0% of the total commitments in respect of the 2025 Revolving Credit Facility at such time, the 2025 Revolving Credit Facility will require MPH to maintain a consolidated first-out, first lien debt to consolidated EBITDA ratio not to exceed 2.50 to 1.00. As of September 30, 2026 and December 31, 2025, we did not exceed the financial covenant threshold under the 2025 Revolving Credit Facility to warrant additional compliance testing.
As of September 30, 2026 and December 31, 2025, we were in compliance with all debt covenants.
5.    Fair Value Measurements
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
Financial instruments
The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable, net, unbilled Independent Dispute Resolutions fee, net, other current assets, net, accounts payable, accrued interest, accrued taxes, accrued compensation and other accrued expenses, approximate their fair value due to their relatively short maturities.
The financial instrument that could potentially subject the Company to concentration of credit risk consists primarily of trade accounts receivable, net.

Cash and cash equivalents and restricted cash as of September 30, 2026 include money market funds of $12.7 million held in three financial institutions. Cash and cash equivalents and restricted cash as of December 31, 2025 include money market funds of $8.5 million held in one financial institution.
The Company's carrying amount and fair value of long-term debt consisted of the following (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt:
5.50% Notes	$5,814	$3,576	$5,814	$4,595
5.750% Notes	5,310	3,243	5,310	3,318
Senior Convertible PIK Notes, net of discount	420	286	420	285
First-Out First Lien Term Loans	320,173	320,909	322,611	323,837
Second-Out First Lien Term Loans	1,126,777	1,011,282	1,135,357	1,070,755
Second-Out First Lien A Notes	651,711	597,945	627,998	666,180
Second-Out First Lien B Notes	763,075	582,074	763,075	673,795
Third-Out First Lien A Notes	776,193	534,176	765,520	661,180
Third-Out First Lien B Notes	999,875	679,115	986,126	811,187
Finance lease obligations	123	123	183	183
Total Long-term Debt	4,649,471	3,732,729	4,612,414	4,215,315
Less: debt discounts, net	(16,336)	(16,336)	(18,717)	(18,717)
Total Long-term debt, net of discount	$4,633,135	$3,716,393	$4,593,697	$4,196,598
We estimate the fair value of long-term debt using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.
Recurring fair value measurements
The Company records interest rate swap on the condensed consolidated balance sheets at fair value, which represents the estimated amounts it would receive or pay upon termination of the derivative prior to the scheduled expiration date. The fair value is derived from model-driven information based on observable Level 2 inputs, such as SOFR forward rates. As of September 30, 2026, the Company did not hold any interest rate swaps after the expiration of the three interest rate swap entered on September 12, 2023.
The Company records cRSUs on the consolidated balance sheets at fair value, which represents the estimated amount it would pay upon vesting of the cRSUs prior to the vesting date. The fair value is derived from the Black-Scholes model based on observable Level 2 inputs. The fair value of cRSUs was $5.8 million and $8.3 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, we recognized $0.8 million and $1.9 million of expense associated with the cRSUs.
Non-recurring fair value measurements
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no impairment charges for the three and nine months ended September 30, 2026 and 2025.
Our non-marketable equity securities are adjusted to fair value on a non-recurring basis using the measurement alternative. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 2 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date.
During the three months ended September 30, 2025, we sold certain of these non-marketable equity investments which resulted in a loss of $2.7 million recorded to Loss on sale of equity investments in the condensed consolidated statements of operations and comprehensive loss.

6.    Basic and Diluted Weighted Average Shares Outstanding
We have excluded from the calculation of diluted weighted average shares outstanding those instruments whose effect would have been antidilutive. The following table presents the weighted average number of shares outstanding and the computation of basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average number of shares outstanding	16,975,211	16,480,703	16,879,209	16,403,821
Effect of potentially dilutive instruments	—	—	—	—
Diluted weighted average number of shares	16,975,211	16,480,703	16,879,209	16,403,821
Anti-dilutive warrants outstanding and unvested founder shares	—	786,819	—	786,819
Anti-dilutive Senior Convertible PIK Notes	808	808	808	808
Anti-dilutive stock-based compensation awards	1,946,756	1,912,456	1,666,170	1,539,750
7.    Commitments and Contingencies
Commitments
The Company has certain irrevocable letters of credit used to satisfy real estate lease agreements for four of our offices in lieu of security deposits in the amount of $4.4 million outstanding as of September 30, 2026 and December 31, 2025. The Company also has an irrevocable letter of credit to satisfy the obligations of a captive insurance subsidiary in the amount of $2.0 million as of September 30, 2026 and December 31, 2025.
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
8. Related Party Transactions
In July 2024, Claritev Cares Foundation ("Claritev Cares"), a nonprofit private foundation exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code, was created by Claritev to support charitable and community efforts that improve healthcare access for those in need. We do not have a controlling financial interest in Claritev Cares, and accordingly, we do not consolidate the financial statements of Claritev Cares.
In September 2026, we issued 44,000 unregistered shares of our Class A common stock, which were held as treasury stock, to Claritev Cares, as a donation. We recorded a non-cash charitable contribution of $1.8 million for the fair value of the treasury stock contributed, which was recorded in the general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Additionally, certain Claritev employees have provided services to Claritev Cares. These services, which were not reimbursed by Claritev Cares, have an estimated fair value of $84 thousand and $252 thousand for the three and nine months ended September 30, 2026, respectively. The fair value for the three and nine months ended September 30, 2025 have not been presented since the amounts were not material. The fair value was estimated based on the compensation cost of the employees' time devoted to Claritev Cares' activities, which was recorded in the general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
9.    Segment Information
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
The following table presents summary results for our reporting segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$268,311	$245,959	$770,467	$718,859
Cost of Services ("COS")
Personnel expenses excluding stock-based compensation	54,118	47,618	158,049	141,581
Stock-based compensation, including cRSUs	2,597	2,800	8,091	7,095
Access and bill review fees	5,606	5,028	19,272	17,249
Other cost of service expenses	7,452	6,614	21,108	17,394
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	69,773	62,060	206,520	183,319
General and Administrative ("G&A")
Personnel expenses excluding stock-based compensation	19,304	20,246	47,548	55,014
Stock-based compensation, including cRSUs	5,448	7,443	15,312	18,964
Transformation costs	7,963	13,883	29,003	29,536
Other general and administrative expenses	33,612	18,429	87,683	54,573
General and Administrative Expenses	66,327	60,001	179,546	158,087
Depreciation	25,569	25,968	75,548	75,775
Amortization of intangible assets	85,908	85,971	257,724	257,913
Loss on disposal of leases	39	1,696	329	6,702
Loss on disposal of assets	68	196	125	676
Total expenses	247,684	235,892	719,792	682,472
Operating income	20,627	10,067	50,675	36,387
Interest expense	100,904	101,232	300,699	292,614
Interest income	(248)	(471)	(625)	(1,282)
Transaction costs related to refinancing transaction	—	—	—	7,879
Loss on extinguishment of debt	—	—	—	670
Loss on sale of equity investments	—	2,667	—	2667
Net loss before taxes	(80,029)	(93,361)	(249,399)	(266,161)
Benefit for income taxes	(18,240)	(23,608)	(54,824)	(62,449)
Net loss	(61,789)	(69,753)	(194,575)	(203,712)
Less: net loss attributable to non-controlling interests	(5)	—	(5)	—
Net loss attributable to Claritev Corporation	$(61,784)	$(69,753)	$(194,570)	$(203,712)

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
Results of Operations
The following table provides the results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues	$268,311	$245,959	$22,352	9.1%	$770,467	$718,859	$51,608	7.2%
Costs of services (exclusive of depreciation and amortization of intangible assets shown below)	69,773	62,060	7,713	12.4%	206,520	183,319	23,201	12.7%
General and administrative expenses	66,327	60,001	6,326	10.5%	179,546	158,087	21,459	13.6%
Depreciation	25,569	25,968	(399)	(1.5)%	75,548	75,775	(227)	(0.3)%
Amortization of intangible assets	85,908	85,971	(63)	(0.1)%	257,724	257,913	(189)	(0.1)%
Loss on disposal of leases	39	1,696	(1,657)	(97.7)%	329	6,702	(6,373)	(95.1)%
Loss on disposal of assets	68	196	(128)	(65.3)%	125	676	(551)	(81.5)%
Total expenses	247,684	235,892	11,792	5.0%	719,792	682,472	37,320	5.5%
Operating income	20,627	10,067	10,560	104.9%	50,675	36,387	14,288	39.3%
Interest expense	100,904	101,232	(328)	(0.3)%	300,699	292,614	8,085	2.8%
Interest income	(248)	(471)	223	(47.3)%	(625)	(1,282)	657	(51.2)%
Transaction costs related to refinancing transaction	—	—	—	n/a	—	7,879	(7,879)	(100.0)%
Loss on extinguishment of debt	—	—	—	n/a	—	670	(670)	(100.0)%
Loss on sale of equity investments	—	2,667	(2,667)	(100.0)%	—	2,667	(2,667)	(100.0)%
Net loss before taxes	(80,029)	(93,361)	13,332	(14.3)%	(249,399)	(266,161)	16,762	(6.3)%
Benefit for income taxes	(18,240)	(23,608)	5,368	(22.7)%	(54,824)	(62,449)	7,625	(12.2)%
Net loss	(61,789)	(69,753)	7,964	(11.4)%	(194,575)	(203,712)	9,137	(4.5)%
Less: net loss attributable to non-controlling interests	(5)	—	(5)	n/a	(5)	—	(5)	n/a
Net loss attributable to Claritev Corporation	$(61,784)	$(69,753)	$7,969	(11.4)%	$(194,570)	$(203,712)	$9,142	(4.5)%

Revenues
The following table presents the total revenue for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Claims intelligence solutions	$192,516	$164,401	$28,115	17.1%	$537,286	$474,797	$62,489	13.2%
Network solutions	49,941	52,910	(2,969)	(5.6)%	147,750	153,925	(6,175)	(4.0)%
Payment and revenue integrity solutions	25,854	28,648	(2,794)	(9.8)%	85,431	90,137	(4,706)	(5.2)%
Total revenue	$268,311	$245,959	$22,352	9.1%	$770,467	$718,859	$51,608	7.2%
Revenues increased by $22.4 million, or 9.1%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase in revenues was due to the increase in Claims intelligence solutions revenues of $28.1 million, offset by a decrease in Network solutions and Payment and revenue integrity solutions.
Claims intelligence solutions revenues increased by $28.1 million, or 17.1%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase in revenue was primarily due to an increase in Data iSight and Surprise Bill Services.
Network solutions revenues decreased by $3.0 million, or 5.6%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This decrease in revenue was primarily due to a decrease in the property and casualty market due to non-recurring revenue in the prior period.
Payment and revenue integrity solutions revenue decreased by $2.8 million, or 9.8%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This decrease in revenue was primarily due to a decrease in Clinical Negotiation.
Revenues increased by $51.6 million, or 7.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase in revenues was due to the increase in Claims intelligence solutions revenues of $62.5 million, offset by a decrease in Network solutions and Payment and revenue integrity solutions.
Claims intelligence solutions revenues increased by $62.5 million, or 13.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase in revenue was primarily due to an increase in Data iSight and Surprise Bill Services.
Network solutions revenues decreased by $6.2 million, or 4.0%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This decrease in revenue was primarily due to a decrease in the property and casualty market due to non-recurring revenue in the prior period.
Payment and revenue integrity solutions revenue decreased by $4.7 million, or 5.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This decrease in revenue was primarily due to a decrease in Clinical Negotiation.

Costs of Services (exclusive of depreciation and amortization of intangible assets):
The following table presents the total cost of services for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel expenses excluding stock-based compensation	$54,118	$47,618	$6,500	13.7%	$158,049	$141,581	$16,468	11.6%
Stock-based compensation, including cRSUs	2,597	2,800	(203)	(7.3)%	8,091	7,095	996	14.0%
Access and bill review fees	5,606	5,028	578	11.5%	19,272	17,249	2,023	11.7%
Other cost of service expenses	7,452	6,614	838	12.7%	21,108	17,394	3,714	21.4%
Total cost of services	$69,773	$62,060	$7,713	12.4%	$206,520	$183,319	$23,201	12.7%
The increase in costs of services of $7.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to the increase in personnel expenses of $6.5 million.
The increase in costs of services of $23.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to increases in personnel expenses of $16.5 million, access and bill review fees of $2.0 million, and other cost of service expenses of $3.7 million.
General and Administrative Expenses:
The following table presents the total general and administrative expenses for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel expenses excluding stock-based compensation	$19,304	$20,246	$(942)	(4.7)%	$47,548	$55,014	$(7,466)	(13.6)%
Stock-based compensation, including cRSUs	5,448	7,443	(1,995)	(26.8)%	15,312	18,964	(3,652)	(19.3)%
Transformation costs	7,963	13,883	(5,920)	(42.6)%	29,003	29,536	(533)	(1.8)%
Other general and administrative expenses	33,612	18,429	15,183	82.4%	87,683	54,573	33,110	60.7%
Total general and administrative expenses	$66,327	$60,001	$6,326	10.5%	$179,546	$158,087	$21,459	13.6%
The increase in general and administrative expenses of $6.3 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 was primarily due to higher other general and administrative expenses of $15.2 million primarily associated with legal expenses related to antitrust matters and software hosting and related expenses. This was partially offset by a decrease in transformation costs of $5.9 million, personnel expenses of $0.9 million and lower stock-based compensation of $2.0 million.
The increase in general and administrative expenses of $21.5 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 was primarily due to higher other general and administrative expenses of $33.1 million primarily associated with legal expenses related to antitrust matters and software hosting and related expenses. This was partially offset by a decrease in personnel expenses of $7.5 million, due to more personnel assigned to capital and transformation projects, and lower stock-based compensation of $3.7 million.
Interest Expense
Interest expense remained stable in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

The increase in interest expense of $8.1 million, or 2.8% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to the increase in average indebtedness outstanding during the periods as a result of PIK interest charges.
As of September 30, 2026 and September 30, 2025, our total debt had an annualized weighted average cash interest rate of 6.84% and 6.95%, respectively, which decreased by 0.11%. As of December 31, 2025, our total debt had a weighted average cash interest rate of 6.92%.
Benefit for income taxes
Net loss before income taxes for the three months ended September 30, 2026 of $80.0 million generated a benefit for income taxes of $18.2 million. Net loss before income taxes for the three months ended September 30, 2025 of $93.4 million generated a benefit for income taxes of $23.6 million.
Net loss before income taxes for the nine months ended September 30, 2026 of $249.4 million generated a benefit for income taxes of $54.8 million. Net loss before income taxes for the nine months ended September 30, 2025 of $266.2 million generated a benefit for income taxes of $62.4 million.
The effective tax rate for the nine months ended September 30, 2026 and 2025 differed from the statutory rate primarily due to non-deductible stock-based compensation expense, limitation on executive compensation and state taxes.
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

EBITDA, Adjusted EBITDA, and Adjusted EPS are widely used measures of corporate profitability eliminating the effects of financing and capital expenditures from the operating results. We define EBITDA as net loss adjusted for interest expense, interest income, income tax (benefit) expense, depreciation, amortization of intangible assets, and non-income taxes. Non-income taxes includes personal property taxes, real estate taxes, sales and use taxes and franchise taxes which are included in cost of services and general and administrative expenses. We define Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of our core business, including legal expenses associated with antitrust matters, loss on disposal of assets, including right-of-use assets, transformation costs, integration expenses, transaction costs related to refinancing transaction, loss on extinguishment of debt, one-time charitable contribution, stock-based compensation, including cRSUs, and other expenses. See our condensed consolidated financial statements included in this Quarterly Report for more information regarding these adjustments. Adjusted EBITDA is used in our agreements governing our outstanding indebtedness for debt covenant compliance purposes. Our Adjusted EBITDA calculation is consistent with the definition of Adjusted EBITDA used in our debt instruments.
Adjusted EPS is used in reporting to our Board and executive management and as a component of the measurement of our performance. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis. Adjusted EPS is defined as net loss adjusted for amortization of intangible assets, legal expenses associated with antitrust matters, other expenses, net, transformation costs, integration expenses, transaction costs related to refinancing transaction, loss on disposal of assets, including right-of-use assets, loss on extinguishment of debt, one-time charitable contribution, stock-based compensation, including cRSUs, and tax effect of adjustments to arrive at adjusted net income divided by our basic weighted average number of shares outstanding.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(61,789)	$(69,753)	$(194,575)	$(203,712)
Adjustments:
Interest expense	100,904	101,232	300,699	292,614
Interest income	(248)	(471)	(625)	(1,282)
Benefit for income tax	(18,240)	(23,608)	(54,824)	(62,449)
Depreciation	25,569	25,968	75,548	75,775
Amortization of intangible assets	85,908	85,971	257,724	257,913
Non-income taxes	—	581	—	1,697
EBITDA	$132,104	$119,920	$383,947	$360,556
Adjustments:
Legal expenses associated with antitrust matters	10,349	4,086	21,531	8,485
Loss on disposal of assets, including right-of-use assets	107	1,902	454	7,378
Transformation costs(1)	7,963	13,883	29,003	29,536
Integration expenses	—	66	—	579
Transaction costs related to refinancing transaction	—	—	—	7,879
Loss on extinguishment of debt	—	—	—	670
Loss on sale of equity investments	—	2,667	—	2,667
One-time charitable contribution of treasury stock	1,770	—	1,770	—
Stock-based compensation, including cRSUs	8,045	10,243	23,403	26,059
Other expenses, net(2)	1,634	2,365	4,577	7,420
Adjusted EBITDA	$161,972	$155,132	$464,685	$451,229
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
(2)"Other expenses, net" represents impairment of other assets, non-integration related severance costs, start-up costs related to international expansion and miscellaneous non-recurring expenses.

The following table presents a reconciliation of net loss to Adjusted EPS for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(61,789)	$(69,753)	$(194,575)	$(203,712)
Adjustments:
Amortization of intangible assets	85,908	85,971	257,724	257,913
Legal expenses associated with antitrust matters	10,349	4,086	21,531	8,485
Loss on disposal of assets, including right-of-use assets	107	1,902	454	7,378
Transformation costs(1)	7,963	13,883	29,003	29,536
Other expenses, net(2)	1,634	2,365	4,577	7,420
Integration expenses	—	66	—	579
Transaction costs related to refinancing transaction	—	—	—	7,879
Loss on extinguishment of debt	—	—	—	670
Loss on sale of equity investments	—	2,667	—	2,667
One-time charitable contribution of treasury stock	1,770	—	1,770	—
Stock-based compensation, including cRSUs	8,045	10,243	23,403	26,059
Estimated tax effect of adjustments	(24,018)	(27,094)	(74,032)	(77,080)
Adjusted net income	$29,969	$24,336	$69,855	$67,794

Weighted average shares outstanding - Basic and Diluted	16,975,211	16,480,703	16,879,209	16,403,821

Net loss per share - Basic and Diluted	$(3.64)	$(4.23)	$(11.53)	$(12.42)
Adjusted earnings per share	$1.77	$1.48	$4.14	$4.13
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
(2)"Other expenses, net" represents impairment of other assets, non-integration related severance costs, start-up costs related to international expansion and miscellaneous non-recurring expenses.
Liquidity and Capital Resources
As of September 30, 2026, we had a cash balance of $23.0 million, which includes cash and cash equivalents of $10.1 million and restricted cash of $12.9 million. Additionally, we have access to $248.6 million of the total $350.0 million loan availability under the 2025 Revolving Credit Facility.
As of September 30, 2026, we had $95.0 million outstanding under our 2025 Revolving Credit Facility and $6.4 million of outstanding letters of credit under such facility. Of these outstanding irrevocable letters of credit, we have four which are used to satisfy real estate lease security deposit requirements for our office locations in lieu of cash deposits in an aggregate amount of $4.4 million as of September 30, 2026 and December 31, 2025, respectively. The Company also has an irrevocable letter of credit to satisfy the security requirements of a captive insurance subsidiary in the amount of $2.0 million as of September 30, 2026 and December 31, 2025.
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

Cash Flow Summary
The following table is derived from our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash flows provided by (used in):
Operating activities	$65,029	$51,038
Investing activities	(128,771)	(86,359)
Financing activities	58,441	56,294
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,301)	$20,973
For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025
Cash Flows from Operating Activities
Cash flows from operating activities increased by $14.0 million, primarily due to favorable changes in working capital. Changes in our working capital requirements primarily reflect the timing of collection on trade accounts receivable, net and payment of accounts payable, accrued expenses and liabilities, and accrued interest.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $42.4 million, as compared to the prior-year period, due to increased investments in technologies to support our transformation initiatives, and proceeds from the sale of investments in the prior period.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $2.1 million as compared to the prior-year period, primarily due to the increase in net borrowing of $5.0 million on our 2025 Revolving Credit Facility due to working capital and capital investment needs, partially offset by repurchase of treasury stock of $3.5 million.
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating rate debt. On September 12, 2023, the Company entered into three interest rate swap agreements with a total notional value of $800.0 million to effectively convert a portion of its floating rate debt to a fixed-rate basis of 4.59% as a weighted-average across the three swaps. The interest rate swap agreements were effective August 31, 2023 and expired on August 31, 2026.
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
Debt Covenants and Events of Default
As of September 30, 2026 and December 31, 2025 we were in compliance with all debt covenants.
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
Client Concentration
One client individually accounted for 38.0% of revenue for the three months ended September 30, 2026. Two clients individually accounted for 29.2% and 10.4% of revenues for the year ended December 31, 2025. The loss of the business of one or more of our larger clients could have a material adverse effect on our results of operations. For further discussion on our client concentration, please refer to Part I, Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial and accounting officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2026, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
As of December 31, 2025, the Company identified material weaknesses over certain information technology ("IT") general controls that were disclosed in Part II, Item 9A of the Company’s Form 10-K, which remained unremediated as of September 30, 2026. Specifically, we did not design and maintain effective controls over certain IT general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
These control deficiencies did not result in a material misstatement to the annual or interim consolidated financial statements previously filed or included in this Form 10-Q.
Remediation Plan
Management has evaluated the deficiencies described above and developed a remediation plan designed to strengthen our IT general control processes and controls. This plan will include, but is not limited to, (i) implementing new controls and/or modifying existing controls, including user access and change management controls and (ii) training of relevant personnel on the design and operation of any new or modified IT general controls. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors.
The implementation of the remediation plan continued during the three months ended September 30, 2026, and the Company is committed to remediating these material weaknesses and expects to complete the implementation of its remediation plan during the fiscal year 2026. We believe our remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company's 2025 Annual Report on Form 10-K.
We operate in a litigious environment which may adversely affect our financial results.
We may become involved, and have in the past been involved, in legal actions and claims arising in the ordinary course of business, including employment matters, breach of contract, and alleged violations of laws and regulations, as well as governmental investigations. Due to the inherent uncertainty of litigation and governmental investigations, resolution of any particular matter could require changes to our products or business practices and could materially and adversely affect our financial position and results of operations.
Healthcare providers have grown more resistant to cost management techniques and increasingly litigate to avoid their application. Litigation brought by healthcare providers and client members challenging insurers' claims adjudication and reimbursement decisions often names healthcare cost management companies, such as Claritev, as parties or otherwise implicates them. We and our subsidiaries have been, and may in the future be, named in such suits, or may face litigation brought directly against us, under theories including breach of contract, misrepresentation, unjust enrichment, antitrust, ERISA, or RICO, among others. This litigation is increasingly multi-party, multi-claim, or class-wide. For further information, see "Claims and Litigation" in Note 7, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As previously disclosed in our Current Reports on Form 8-K, in August 2024 we received a confidential grand jury subpoena from the Antitrust Division of the Department of Justice (the "DOJ") in connection with an investigation regarding health insurance. On June 17, 2026, the DOJ advised that the antitrust grand jury proceeding was being closed and that we were not under criminal investigation, and on July 6, 2026, the DOJ confirmed the proceeding was closed without further criminal action. Separately, on May 19, 2026, we received a civil investigative demand from the DOJ and continue to cooperate fully with that inquiry. At no point has the DOJ informed the Company that it is the target of an investigation. We cannot predict when this investigation will conclude, what facts it may uncover, what actions the government may take, or the ultimate outcome and potential consequences of the investigation. A negative outcome here or in similar matters could result in significant fines, penalties, or other financial exposure, as well as reputational harm, loss of client confidence and business, and other harm to our business.
We operate in a highly regulated industry subject to continuously evolving laws. New or changed federal and state laws or regulations affecting healthcare providers or insurers could increase litigation risk for us and other cost management providers, particularly given that many providers and insurers have greater financial resources and may be more willing to litigate. Certain of our agreements also include indemnification provisions that could expose us to costs and damages arising from claims against an indemnified party.
While we maintain insurance for certain claims, coverage may not apply or may be insufficient for all losses or claim types, and litigation—even if we ultimately prevail—can be costly, time-consuming, and divert management attention. Lawsuits of these types, particularly if they proliferate, could materially and adversely affect our results and could affect clients' use of our products and solutions, especially our cost management offerings.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2026.

On September 2, 2026, we issued 44,000 unregistered shares of our Class A common stock, which were held as treasury stock, to Claritev Cares Foundation, as a donation. Claritev Cares is a 501(c)(3) nonprofit foundation established by Claritev that supports charitable and community efforts that improve healthcare access for those in need. The fair market value of these shares based on our closing stock price on September 2, 2026 was $1.8 million. This issuance of shares of our Class A common stock was not registered under the Securities Act, or any state securities laws. With respect to such issuance, we relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.
Item 5. Other Information
On September 15, 2026, Jerome Hogge, Chief Operating Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 17,507 shares of the Company's Class A common stock, covering (i) 8,136 shares acquired upon the vesting of restricted stock units and (ii) 9,371 shares of previously acquired Company's Class A common stock. This 10b5-1 sales plan will become effective on December 15, 2026 and will terminate on December 15, 2027, subject to earlier termination in accordance with its terms.
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
Date: November 9, 2026

Claritev Corporation

By:	/s/ Douglas M. Garis
Douglas M. Garis
Executive Vice President and Chief Financial Officer